Form 10-Q
period 2021-03-31
Texas Community Bancshares, Inc.
filed 2021-06-28
CIK 1849466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 333-254053

Texas Community Bancshares, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	86-2760335
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

215 West Broad Street, Mineola, Texas	75773
(Address of Principal Executive Offices)	(Zip Code)

(903) 569-2602

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.   YES  ◻    NO  ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES  ⌧   NO  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ◻   No  ⌧

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of June 25, 2021.

Texas Community Bancshares, Inc.

Form 10-Q

EXPLANATORY NOTE

Texas Community Bancshares, Inc. (the “Company,” “we” or “our”) is the proposed stock holding company for Mineola Community Bank, S.S.B. The Company will become the holding company for Mineola Community Bank, S.S.B. upon the completion of the conversion of Mineola Community Mutual Holding Company from the mutual holding company to the stock holding company form of organization. As of March 31, 2021, the conversion transaction had not been completed, and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q relate solely to Mineola Community Mutual Holding Company and its subsidiaries.

The unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes of Mineola Community Mutual Holding Company as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 contained in the Company’s definitive prospectus dated May 14, 2021 (the “Prospectus”), as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) promulgated under the Securities Act of 1933, as amended.

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Mineola Community Mutual Holding Company and Subsidiaries

Consolidated Statements of Financial Condition

March 31, 2021 and 2020

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Cash and due from banks	$5,779,276	$5,968,175
Federal funds sold	13,431,000	2,105,000
Cash and cash equivalents	19,210,276	8,073,175
Interest bearing deposits in banks	20,995,114	14,014,861
Securities available for sale	11,767,247	12,966,164
Securities held to maturity (fair values of $35,907,758 at March 31, 2021 and $34,969,078 at December 31, 2020)	35,496,674	34,327,997
Loans receivable, net of allowance for loan and lease losses of $1,561,933 at March 31, 2021 and $1,561,101 at December 31, 2020	212,238,661	213,239,232
Net investment in direct financing leases	89,174	31,998
Accrued interest receivable	734,523	963,096
Premises and equipment	6,364,959	6,382,873
Bank-owned life insurance	5,934,736	5,908,393
Foreclosed assets	209,181	209,181
Restricted investments carried at cost	2,027,433	2,023,633
Core deposit intangible	628,345	661,417
Mortgage servicing rights, net	11,269	11,881
Deferred income taxes	256,102	246,739
Other assets	537,499	577,333
	$316,501,193	$299,637,973
Liabilities and Members' Equity
Liabilities
Noninterest bearing	$34,473,033	$31,439,331
Interest bearing	218,086,354	203,700,613
Total deposits	252,559,387	235,139,944
Advances from Federal Home Loan Bank	30,207,707	30,768,095
Accrued expenses and other liabilities	1,976,650	1,790,851
Total liabilities	284,743,744	267,698,890
Members' Equity
Additional paid in capital	(402,887)	—
Retained earnings	32,053,308	31,810,769
Accumulated other comprehensive income	107,028	128,314
Total members' equity	31,757,449	31,939,083
	$316,501,193	$299,637,973

See Notes to Consolidated Financial Statements

Mineola Community Mutual Holding Company and Subsidiaries

Consolidated Statements of Income (Unaudited)

Quarters Ended March 31, 2021 and 2020

	2021	2020

	(unaudited)
Interest Income
Loans, including fees	$2,401,085	$2,227,265
Debt securities
Taxable	141,644	213,453
Non taxable	35,861	44,034
Dividends on restricted investments	3,844	11,391
Federal funds sold	416	4,269
Deposits with banks	20,334	104,695
Total interest income	2,603,184	2,605,107
Interest Expense
Deposits	401,480	482,205
Advances from Federal Home Loan Bank	160,280	181,338
Other	2,767	2,912
Total interest expense	564,527	666,455
Net Interest Income	2,038,657	1,938,652
Provision for Loan and Lease Losses	1,931	4,402
Net Interest Income After Provision for Loan and Lease Losses	2,036,726	1,934,250
Noninterest Income
Service charges on deposit accounts	129,150	170,492
Other service charges and fees	223,369	186,614
Appreciation on bank-owned life insurance	26,343	29,365
Other income	4,115	10,979
Total noninterest income	382,977	397,450
Noninterest Expenses
Salaries and employee benefits	1,230,346	1,174,710
Occupancy and equipment expense	182,319	175,487
Data processing	223,751	193,601
Contract services	118,843	112,779
Director fees	75,000	60,000
Other expense	298,336	298,876
Total noninterest expenses	2,128,595	2,015,453
Income Before Income Taxes	291,108	316,247
Income Tax Expense	48,569	51,875
Net Income	$242,539	$264,372

See Notes to Consolidated Financial Statements

Mineola Community Mutual Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

Quarters Ended March 31, 2021 and 2020

	2021	2020

	(unaudited)
Net Income	$242,539	$264,372

Other items of comprehensive income (loss) Change in unrealized appreciation (depreciation) on investment securities available for sale, before tax	(26,945)	173,519

Total other items of comprehensive income (loss)	(26,945)	173,519

Comprehensive Income Before Tax	215,594	437,891

Income tax (expense) benefit related to other items of comprehensive income (loss)	5,659	(36,439)

Comprehensive Income	$221,253	$401,452

See Notes to Consolidated Financial Statements

Mineola Community Mutual Holding Company and Subsidiaries

Consolidated Statements of Members’ Equity (Unaudited)

Quarters Ended March 31, 2021 and 2020

			Accumulated
	Additional		Other	Total
	Paid In	Retained	Comprehensive	Members’
	Capital	Earnings	Income	Equity
Balance at January 1, 2021	$—	$31,810,769	$128,314	$31,939,083
Net income	—	242,539	—	242,539
Change in APIC	(402,887)	—	—	(402,887)
Net changes in unrealized depreciation on available for sale securities, less tax expense of $5,659	—	—	(21,286)	(21,286)
Balance at March 31, 2021 (unaudited)	$(402,887)	$32,053,308	$107,028	$31,757,449

Balance at January 1, 2020	$—	$31,061,872	$(8,099)	$31,053,773
Net income	—	264,372	—	264,372
Net changes in unrealized depreciation on available for sale securities, less tax expense of $36,439	—	—	137,080	137,080
Balance at March 31, 2020 (unaudited)	$—	$31,326,244	$128,981	$31,455,225

See Notes to Consolidated Financial Statements

Mineola Community Mutual Holding Company and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Quarters Ended March 31, 2021 and 2020

	2021	2020

	(unaudited)
Operating Activities
Net income	$242,539	$264,372
Adjustments to reconcile net income to net cash from operating activities
Provision for loan and lease losses	1,931	4,402
Net amortization of securities	116,532	74,678
Depreciation and amortization	108,885	107,123
Appreciation on bank-owned life insurance	(26,343)	(29,365)
Deferred income tax	(3,705)	(3,705)
Net change in
Accrued interest receivable	228,573	53,674
Mortgage servicing rights	612	1,696
Other assets	39,835	17,522
Accrued expenses and other liabilities	185,799	(8,224)
Net Cash from Operating Activities	894,658	482,173
Investing Activities
Net change in interest bearing deposits in banks	(6,980,253)	3,726,795
Activity in available for sale securities
Maturities, prepayments and calls	1,135,121	545,849
Activity in held to maturity securities
Purchases	(6,212,746)	—
Maturities, prepayments and calls	4,964,388	2,695,105
Purchases of restricted investments	(3,800)	(11,300)
Loan originations and principal collections, net	998,640	(4,951,313)
Net increase in net investment in direct financing leases	(57,176)	—
Additions to premises and equipment	(57,899)	(54,773)
Net Cash (used for) from Investing Activities	(6,213,725)	1,950,363
Financing Activities
Net increase in deposits	17,419,443	(2,472,350)
Long‐term advances from FHLB and other borrowings	—	5,000,000
Payments on long‐term FHLB and other borrowings	(560,388)	(578,571)
Conversion costs related to the conversion	(402,887)	—
Net Cash from Financing Activities	16,456,168	1,949,079
Net Change in Cash and Cash Equivalents	11,137,101	4,381,615
Cash and Cash Equivalents at Beginning of Quarter	8,073,175	5,529,907
Cash and Cash Equivalents at End of Quarter	$19,210,276	$9,911,522

See Notes to Consolidated Financial Statements

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

Note 1 -    Summary of Significant Accounting Policies

Nature of Operations

Mineola Community Mutual Holding Company (the Company) is a Texas state-chartered mutual holding company owned by its members. The Company wholly owns Mineola Community Financial Group, Inc. (MCFGI), which is a Delaware corporation. MCFGI wholly owns Mineola Community Bank, S.S.B. (the Bank), which is a Texas corporation. The Bank wholly owns Mineola Financial Services Corporation, which is a Texas corporation.

Members of the Company are all holders of deposit accounts and borrowers of the Bank. Each member is allowed one vote per every $100 or fraction thereof on account up to a maximum of 1,000 votes.

The Bank’s primary source of revenue is providing loans and banking services to consumers and commercial customers in Mineola, Texas and the surrounding area and the Dallas Fort Worth Metroplex. The accounting and reporting policies of the Company conform with accounting principles general accepted in the United States of America (GAAP) and to general practices of the banking industry. Policies and practices which materially affect the determination of financial position, results of operations and cash flows are summarized as follows:

Plan of Conversion and Offering

The Boards of Directors of Mineola Community Mutual Holding Company, Mineola Community Bank, and Mineola Community Financial Group have adopted a plan of conversion and reorganization pursuant to which Mineola Community Bank will reorganize from the mutual holding company structure to the stock holding company structure. This conversion to a stock holding company structure includes the offering by Texas Community Bancshares, Inc. of shares of its common stock to eligible depositors and borrowers of Mineola Community Bank in a subscription offering and, if necessary, to the public in a community offering and/or in a separate offering through a syndicate of broker-dealers. Following the conversion and offering, Mineola Community Mutual Holding Company and Mineola Community Financial Group, Inc. will cease to exist, and Texas Community Bancshares will be the parent company of Mineola Community Bank.

The plan of conversion provides that Texas Community Bancshares, Inc. will offer shares of common stock for sale in the subscription offering to eligible account holders of the Bank, the Bank’s tax-qualified employee benefit plans, including its employee stock ownership plan, supplemental eligible account holders of the Bank, and other members (qualifying depositors and borrowers) of the Bank. In addition, Texas Community Bancshares, Inc. may offer common stock for sale in a community offering to members of the general public, with a preference given to natural persons (including trusts of natural persons) residing in the Texas counties of Franklin, Hopkins, Smith, Van Zandt, and Wood.

Conversion costs will be deferred and reduce the proceeds from the shares sold in the conversion. If the conversion is not completed, all costs will be expensed. There were no conversion costs recorded at December 31, 2020. At March 31, 2021, the Company has capitalized $402,887 in conversion costs. The conversion will be accounted for as a change in corporate form with the historic basis of the Company’s assets, liabilities and equity unchanged as a result.

Interim Financial Statements

The interim unaudited consolidated financial statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

therefore certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2021, or any other period. Certain prior period data presented in the consolidated financial statements have been reclassified to conform with current year presentation. The accompanying consolidated financial statements have been derived from and should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2020 included in the Company’s definitive Prospectus dated May 14, 2021. Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in Form S-1 for the year ended December 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Earnings Per Share

During the quarters ended March 31, 2021 and December 31, 2020, the Company did not have any outstanding common shares, therefore, an earnings per share calculation is not presented due to lack of required inputs for calculation.

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses.

Note 2 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	March 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities
Residential mortgage-backed	$10,766,552	$166,327	$(64,334)	$10,868,545
State and municipal	865,217	33,671	(186)	898,702
Total securities available for sale	$11,631,769	$199,998	$(64,520)	$11,767,247
Held to Maturity
Residential mortgage-backed	$31,463,104	$581,326	$(202,979)	$31,841,451
State and municipal	4,033,570	32,737	—	4,066,307
Total securities held to maturity	$35,496,674	$614,063	$(202,979)	$35,907,758

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$11,936,141	$202,240	$(76,308)	$12,062,073
State and municipal	867,600	36,781	(290)	904,091
Total securities available for sale	$12,803,741	$239,021	$(76,598)	$12,966,164
Held to Maturity
Residential mortgage-backed	$28,407,135	$650,705	$(49,314)	$29,008,526
State and municipal	5,920,862	39,690	—	5,960,552
Total securities held to maturity	$34,327,997	$690,395	$(49,314)	$34,969,078

During the quarters ended March 31, 2021 and 2020, the Bank had no sales of available for sale securities or held to maturity securities.

At March 31, 2021 and December 31, 2020, securities with a carrying value of $2,791,452 and $2,680,448 respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2021, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$500,000	$501,345
Due from one to five years	—	—	1,783,469	1,809,762
Due in five to ten years	865,217	898,703	599,029	603,998
After ten years	—	—	1,151,072	1,151,202
Residential mortgage-backed	10,766,552	10,868,545	31,463,104	31,841,451
Total	$11,631,769	$11,767,247	$35,496,674	$35,907,758

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for twelve months or more:

	March 31, 2021
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (10)	$14,710,676	$(267,313)	$—	$—
State and municipal (1)	—	—	201,275	(186)
Total	$14,710,676	$(267,313)	$201,275	$(186)

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

	December 31, 2020
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (5)	$8,298,196	$(125,622)	$—	$—
State and municipal (1)	—	—	202,130	(290)
Total	$8,298,196	$(125,622)	$202,130	$(290)

Mortgage-Backed securities

The unrealized losses on the Company’s investment in residential mortgage-backed securities were caused by interest rate increases and increases in prepayment speeds. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by agencies of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and increases in prepayment speeds and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021 and December 31, 2020.

State and Municipal

The unrealized losses on the Company’s investment in state and municipal securities were caused by interest rate increases. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021 and December 31, 2020.

Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) evaluation by the Company of (a) its intent to sell a debt security prior to recovery and (b) whether it is more likely than not the Company will have to sell the debt security prior to recovery. As of March 31, 2021 and December 31, 2020, no investment securities were other-than-temporarily impaired.

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

Note 3 -   Loans and Leases

A summary of the balances of loans and leases follows:

	March 31,	December 31,
	2021	2020
Real estate	$204,321,459	$201,660,711
Agriculture	340,259	358,171
Commercial	5,126,532	8,664,606
Consumer and other	4,101,518	4,148,843
Subtotal	213,889,768	214,832,331
Less allowance for loan and lease losses	(1,561,933)	(1,561,101)
Loans and leases, net	$212,327,835	$213,271,230

Paycheck Protection Program (PPP) Loans

In March 2020, the United States government passed legislation designed to help the nation’s economy recover from the coronavirus disease 2019 (“COVID‐19”) pandemic. This legislation is called the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which provides economy‐wide financial stimulus in the form of financial aid to individuals, businesses, nonprofit entities, states and municipalities. The CARES Act temporarily added a new product titled the “Paycheck Protection Program” (PPP) to the U.S. Small Business Administration’s loan program. The CARES Act permits the SBA to guarantee 100 percent of these loans and also provides for forgiveness of up to the full principal amount of these loans. As of March 31, 2021, the Company originated $5,484,223 in PPP loans of which $4,589,729 had been forgiven. Additionally, the Company recognized $3,568 and $0 of PPP loan fees in interest income during the quarters ended March 31, 2021 and 2020, respectively.

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

The following tables set forth information regarding the activity in the allowance for loan and lease losses for the quarters ended March 31, 2021 and 2020 and year ended December 31, 2020 (in thousands):

	March 31, 2021
				Consumer
	Real estate	Agriculture	Commercial	and Other	Total
Allowance for loan and lease losses:
Beginning balance	$933	$2	$130	$37	$1,102
Charge-offs	—	—	—	(13)	(13)
Recoveries	—	—	—	12	12
Provision	242	(2)	211	10	461
Ending balance	$1,175	$—	$341	$46	$1,562
Ending balance allocated to loans and leases individually evaluated for impairment	$8	$—	$300	$—	$308
Ending balance allocated to loans and leases collectively evaluated for impairment	$1,167	$—	$41	$46	$1,254
Loans and leases receivable
Loans and leases individually evaluated for impairment	$2,488	$—	$517	$—	$3,005
Loans and leases collectively evaluated for impairment	201,833	340	4,610	4,102	210,885
Ending balance	$204,321	$340	$5,127	$4,102	$213,890

	March 31, 2020
				Consumer
	Real estate	Agriculture	Commercial	and Other	Total
Allowance for loan and lease losses:
Beginning balance	$937	$3	$128	$36	$1,104
Charge-offs	—	—	—	(9)	(9)
Recoveries	—	—	—	3	3
Provision	(4)	(1)	2	7	4
Ending balance	$933	$2	$130	$37	$1,102

	December 31, 2020
				Consumer
	Real estate	Agriculture	Commercial	and Other	Total
Ending balance allocated to loans and leases individually evaluated for impairment	$8	$—	$300	$—	$308
Ending balance allocated to loans and leases collectively evaluated for impairment	$1,163	$2	$55	$33	$1,253
Loans and leases receivable
Loans and leases individually evaluated for impairment	$2,488	$—	$622	$2	$3,112
Loans and leases collectively evaluated for impairment	199,172	358	8,043	4,147	211,720
Ending balance	$201,660	$358	$8,665	$4,149	$214,832

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

The Company monitors credit quality within its portfolio segments based on primary credit quality indicators. All of the Company’s loans and leases are evaluated using pass rated or reservable criticized as the primary credit quality indicator. The term reservable criticized refers to those loans and leases that are internally classified or listed by the Company as special mention, substandard, doubtful or loss. These assets pose an elevated risk and may have a high probability of default or total loss.

The classifications of loans and leases reflect a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on credits quarterly. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit as of each quarterly reporting period.

The methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

Credits rated special mention show clear signs of financial weaknesses or deterioration in credit worthiness; however, such concerns are not so pronounced that the Company generally expects to experience significant loss within the short-term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits rated more harshly.

Credits rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses exist in collateral. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to strengthen the Company’s position, and/or to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.

Credits rated doubtful are those in which full collection of principal appears highly questionable, and which some degree of loss is anticipated, even though the ultimate amount of loss may not yet be certain and/or other factors exist which could affect collection of debt. Based upon available information, positive action by the Company is required to avert or minimize loss. Credits with this classification have often become collateral dependent and any shortage in collateral or other likely loss amount is recorded as a specific valuation allowance. Credits rated doubtful are generally also placed on nonaccrual.

Credits rated loss are those that are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Pass rated refers to loans that are not considered criticized. In addition to this primary credit quality indicator, the Company uses other credit quality indicators for certain types of loans.

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

The following table sets forth information regarding the internal classification of the loan and lease portfolio (in thousands):

	March 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Real estate
Construction and land	$21,272	$—	$587	$—	$—	$21,859
Farmland	5,454	—	209	—	—	5,663
1‑4 Residential & multi	147,158	237	1,909	—	—	149,304
Commercial real estate	26,157	—	1,338	—	—	27,495
Agriculture	340	—	—	—	—	340
Commercial	4,610	—	52	465	—	5,127
Consumer and other	4,034	—	68	—	—	4,102
Total	$209,025	$237	$4,163	$465	$—	$213,890

	December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Real estate
Construction and land	$22,467	$—	$328	$—	$—	$22,795
Farmland	5,306	—	310	—	—	5,616
1‑4 Residential & multi	141,371	664	1,811	—	—	143,846
Commercial real estate	28,062	—	1,341	—	—	29,403
Agriculture	358	—	—	—	—	358
Commercial	8,043	—	56	566	—	8,665
Consumer and other	4,130	2	17	—	—	4,149
Total	$209,737	$666	$3,863	$566	$—	$214,832

The following table sets forth information regarding the credit risk profile based on payment activity of the loan and lease portfolio (in thousands):

	March 31, 2021			December 31, 2020
		Non-			Non-
	Performing	performing	Total	Performing	performing	Total
Real estate
Construction and land	$21,859	$—	$21,859	$22,795	$—	$22,795
Farmland	5,454	209	5,663	5,306	310	5,616
1‑4 Residential & multi	148,581	723	149,304	143,317	529	143,846
Commercial real estate	27,495	—	27,495	29,403	—	29,403
Agriculture	340	—	340	358	—	358
Commercial	5,097	30	5,127	8,634	31	8,665
Consumer and other	4,102	—	4,102	4,146	3	4,149
Total	$212,928	$962	$213,890	$213,959	$873	$214,832

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

The following table sets forth information regarding the delinquencies not on nonaccrual within the loan and lease portfolio (in thousands):

	March 31, 2021
						Recorded
		90 Days				Investment
	30‑89 Days	and	Total		Total	> 90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
Real estate
Construction and land	$572	$—	$572	$21,287	$21,859	$—
Farmland	209	—	209	5,454	5,663	—
1‑4 Residential & multi	463	611	1,074	148,230	149,304	—
Commercial real estate	—	—	—	27,495	27,495	—
Agriculture	—	—	—	340	340	—
Commercial	53	—	53	5,074	5,127	—
Consumer and other	3	—	3	4,099	4,102	—
Total	$1,300	$611	$1,911	$211,979	$213,890	$—

	December 31, 2020
						Recorded
		90 Days				Investment
	30‑89 Days	and	Total		Total	> 90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
Real estate
Construction and land	$286	$—	$286	$22,509	$22,795	$—
Farmland	—	—	—	5,616	5,616	—
1‑4 Residential & multi	344	—	344	143,502	143,846	—
Commercial real estate	—	—	—	29,403	29,403	—
Agriculture	—	—	—	358	358	—
Commercial	44	—	44	8,621	8,665	—
Consumer and other	5	—	5	4,144	4,149	—
Total	$679	$—	$679	$214,153	$214,832	$—

The following table sets forth information regarding the nonaccrual status within the loan and lease portfolio as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Real estate
Farmland	$209	$310
1‑4 Residential & multi	723	529
Commercial	30	31
Consumer and other	—	3
Total	$962	$873

A loan is considered impaired when based on current information and events; it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans (nonaccrual loans), loans performing but with deterioration that leads to doubt regarding collectability and also includes loans modified in troubled debt restructurings when concessions have been granted to

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

All interest accrued but not collected for loans that are placed on nonaccrual or charged‐off is reversed against interest income. The interest on these loans is accounted for on the cash‐basis or cost‐recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the quarters ended March 31, 2021 and 2020.

Interest income recognized for impaired loans was $24,000 and $10,682 for the quarters ended March 31, 2021 and 2020, respectively.

The following table sets forth information regarding impaired loans as of March 31, 2021 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance
Real estate
Farmland	$209	$249	$—	$260	$—
1‑4 Residential & multi	941	979	—	889	2
Commercial real estate	133	133	—	135	2
Commercial	197	198	—	114	3

With a related allowance
Real estate
Commercial real estate	1,205	1,205	8	1,205	13
Commercial	320	320	300	456	4

Total
Real estate
Farmland	209	249	—	260	—
1-4 Residential & multi	941	979	—	889	2
Commercial real estate	1,338	1,338	8	1,340	15
Commercial	517	518	300	570	7
	$3,005	$3,084	$308	$3,059	$24

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

The following table sets forth information regarding impaired loans as of December 31, 2020 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance
Real estate
Farmland	$310	$340	$—	$322	$—
1‑4 Residential & multi	837	873	—	897	10
Commercial real estate	136	136	—	141	8
Commercial	31	32	—	106	—
Consumer and other	2	3	—	5	—

With a related allowance
Real estate
Commercial real estate	1,205	1,205	8	1,205	38
Commercial	591	591	300	462	23

Total
Real estate
Farmland	310	340	—	322	—
1-4 Residential & multi	837	873	—	897	10
Commercial real estate	1,341	1,341	8	1,346	46
Commercial	622	623	300	568	23
Consumer and other	2	3	—	5	—
	$3,112	$3,180	$308	$3,138	$79

During the quarter ended March 31, 2021, there were two modifications resulting in troubled debt restructurings of approximately $90,000. The first loan is a single-family residence with an outstanding balance of approximately $72,000 and a second loan in commercial and industrial with an outstanding balance of approximately $18,000.

There were no troubled debt restructurings that occurred during the quarter ended March 31, 2020.

There have been no subsequently defaulted troubled debt restructurings. The Company has no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

At March 31, 2021 and December 31, 2020, the Company had a recorded investment of $520,330 and $433,455, respectively, of troubled debt restructured loans. The Company has no current commitments to loan additional funds to the borrowers whose loans have been modified.

Note 4 -   Off-Balance-Sheet Activities

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

At March 31, 2021 and December 31, 2020, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31,	December 31,
	2021	2020
Commitments to extend credit	$28,941,000	$22,403,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

The Company is party to an agreement with the Federal Reserve Bank of Boston that provides the Company with a federal funds line of credit in an amount tied to securities on deposit with that bank. The Company pays no fees for this line of credit and has not drawn upon it. The Company is party to agreements with its correspondent banks that provide the Company with lines for up to $15,000,000 federal funds line of credit to support overnight funding needs. The Company pays no fees for this line of credit and has not drawn upon it. The lines renew annually.

At March 31, 2021, the Company had no commitments to purchase securities.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated financial statements.

Note 5 -   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	March 31,	March 31,
	2021	2020
Supplemental cash flow information:
Cash paid for
Interest on deposits	$420,726	$498,493
Interest on FHLB advances	161,369	176,224
Other interest	2,767	2,912
Income taxes	21,063	81,522

Note 6 -   Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At March 31, 2021 and December 31, 2020, the Bank’s CBLR ratio was 10.10% and 10.49%, respectively, which exceeded all regulatory capital requirements under the CBLR framework and the Bank was considered to be “well-capitalized.”

Under the CLBR framework, banks and their bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9%, are eligible to opt into the CBLR framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable capital rules) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Accordingly, a qualifying community banking organization that exceeds the 9% CBLR will be considered to have met: (i) the generally applicable risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; (iii) any other applicable capital or leverage requirements. A qualifying community banking organization that elects to be under the CBLR framework generally would be exempt from the current capital framework, including risk-based capital requirements and capital conservation buffer requirements.

On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, issued interim rules which modified the CBLR framework so that: (i) beginning second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022 before the CBLR requirement is reestablished at greater than 9%. Under the interim rules, the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The interim rules also maintain a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1% below the applicable community bank leverage ratio.

Note 7 -   Fair Value Measurements

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

Authoritative guidance requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, authoritative guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The fair value hierarchy is as follows:

●	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
●	Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3 Inputs - Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There have been no changes in valuation techniques during the quarter and year ended March 31, 2021 and December 31, 2020, respectively.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market- based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Available for Sale Securities - Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Impaired Loans - Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

Foreclosed Assets – Fair values are valued at the time the loan is foreclosed upon and the asset is transferred from loans. The value is based upon primarily third-party appraisals, less costs to sell. The appraisals are generally discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Such discounts are typically significant and result in Level 3 classification of the inputs for determining fair value. Foreclosed assets are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same or similar factors above.

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available-for-sale securities
Residential mortgage-backed	$—	$10,868,545	$—	$10,868,545
State and municipal securities	—	898,702	—	898,702
Total financial assets	$—	$11,767,247	$—	$11,767,247

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	FairValue
Financial assets
Available-for-sale securities
Residential mortgage-backed	$—	$12,062,073	$—	$12,062,073
State and municipal securities	—	904,091	—	904,091
Total financial assets	$—	$12,966,164	$—	$12,966,164

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$1,216,529	$1,216,529
Nonfinancial assets
Foreclosed assets	—	—	209,181	209,181

	$—	$—	$1,425,710	$1,425,710

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$1,487,301	$1,487,301
Nonfinancial assets
Foreclosed assets	—	—	209,181	209,181
	$—	$—	$1,696,482	$1,696,482

During the quarters ended March 31, 2021 and 2020, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral. At March 31, 2021, impaired loans with a carrying value of $1,524,529 were reduced by specific valuation allowance allocations totaling $308,000 to a reported fair value of $1,216,529. At March 31, 2020, impaired loans with a carrying value of $1,621,712 were reduced by specific valuation allowance allocations totaling $100,000 to a reported fair value of $1,521,712. The fair value of impaired loans is determined based on collateral valuations utilizing Level 3 valuation inputs. $0 was charged to the provision for loan losses as a result of the valuation allowance for the quarters ended March 31, 2021 and 2020.

Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	March 31, 2021	Technique	Inputs	Values

		Appraisal of	Appraisal
Impaired loans	$1,216,529	collateral (1)	adjustment	10-25%

		Appraisal of	Appraisal
Foreclosed assets	$209,181	collateral (1)	adjustment	10-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2020	Technique	Inputs	Values

		Appraisal of	Appraisal
Impaired loans	$1,487,301	collateral (1)	adjustment	10-25%

		Appraisal of	Appraisal
Foreclosed assets	$209,181	collateral (1)	adjustment	10-25%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

The estimated fair values (in thousands), and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value	Total Carrying Value
Financial assets
Cash and cash equivalents	$19,210	$—	$—	$19,210	$19,210
Interest bearing deposits in banks	20,995	—	—	20,995	20,995
Securities held to maturity	—	35,908	—	35,908	35,497
Loans, net	—	—	215,603	215,603	212,239
Net investment in direct financing leases	—	—	89	89	89
Interest receivable	735	—	—	735	735
Restricted investments carried at cost	—	2,027	—	2,027	2,027
Mortgage servicing rights	—	—	11	11	11
Financial liabilities
Deposits	—	—	252,965	252,965	252,559
Federal Home Loan Bank advances	—	—	31,398	31,398	30,208
Interest payable	159	—	—	159	159

	December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value	Total Carrying Value
Financial assets
Cash and cash equivalents	$8,073	$—	$—	$8,073	$8,073
Interest bearing deposits in banks	14,015	—	—	14,015	14,015
Securities held to maturity	—	34,969	—	34,969	34,328
Loans, net	—	—	214,362	214,362	213,239
Net investment in direct financing leases	—	—	32	32	32
Interest receivable	963	—	—	963	963
Restricted investments carried at cost	—	2,024	—	2,024	2,024
Mortgage servicing rights	—	—	12	12	12
Financial liabilities
Deposits	—	—	235,246	235,246	235,140
Federal Home Loan Bank advances	—	—	32,297	32,297	30,768
Interest payable	180	—	—	180	180

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents and interest-bearing deposits in banks – The carrying value approximates their fair values.

Securities held to maturity – Fair values for investment securities are based on quoted market prices or whose value is determined using discounted cash flow methodologies.

Loans and net investment in direct financing leases – The fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and credit quality.

Interest receivable – The carrying value approximates its fair value.

Mortgage servicing rights – Fair values are estimated using discounted cash flows based on current market rates of interest.

Restricted investments carried at cost – The carrying value of these investments approximates fair value based on the redemption provisions contained in each.

Deposits – The fair values disclosed for demand deposits (for example, interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank advances – Current market rates for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Interest payable – The carrying value approximates the fair value.

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended March 31, 2021 and 2020

Note 8 -   Recently Issued Accounting Pronouncements

ASU 2016‐13, “Financial Instruments ‐ Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016‐13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016‐13 is effective for the Company on January 1, 2023. Management is still evaluating the impact on the Company.

ASU 2019‐12, “Income Taxes (Topic 740) ‐ Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019‐12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step‐up in the tax basis of goodwill. ASU 2019‐12 was adopted by the Company on January 1, 2021 and did not have a significant impact on the Company’s consolidated financial statements.

ASU 2020‐08, “Codification Improvements to Subtopic 310‐20, Receivables ‐ Nonrefundable Fees and Other Costs.” ASU 2020‐08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020‐08 was adopted by the Company on January 1, 2021 and did not have a significant impact on the Company’s consolidated financial statements.

24

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Mineola Community Mutual Holding Company’s (“Mineola Community MHC”) consolidated financial condition at March 31, 2021 and consolidated results of operations for the three months ended March 31, 2021 and 2020. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “would,” “should,” “could” or “may,” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	conditions relating to the COVID-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas, that are worse than expected;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Summary of Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The Jumpstart Our Business Startups Act of 2012 (JOBS Act) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We determined not to take advantage of the benefits of this extended transition period.

The following represent our significant accounting policies:

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is a reserve for estimated probable credit losses on individually evaluated loans determined to be impaired as well as estimated probable credit losses inherent in the loan portfolio. Actual credit losses, net of recoveries, are deducted from the allowance for loan and lease losses. Loans are charged off when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance for loan and lease losses. A provision for loan and lease losses, which is a charge against earnings, is recorded to bring the allowance for loan and lease losses to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. Management’s evaluation process used to determine the appropriateness of the allowance for loan and lease losses is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect probable credit losses. Because interpretation and analysis involves judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated loan losses and therefore the appropriateness of the allowance for loan and lease losses could change significantly.

The allocation methodology applied by Mineola Community Bank is designed to assess the appropriateness of the allowance for loan and lease losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan and lease losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan and lease losses was adequate at December 31, 2020. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan and lease losses. As a result of such reviews, we may have to adjust our allowance for loan and lease losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan and lease losses as the process is the responsibility of Mineola Community Bank and any increase or decrease in the allowance is the responsibility of management.

Income Taxes. The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretation, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the results of operations and reported earnings.

Mineola Community MHC files consolidated federal income tax returns with Mineola Community Bank. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. We may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total Assets. Total assets were $316.5 million at March 31, 2021, an increase of $16.9 million, or 5.6%, when compared to total assets of $299.6 million at December 31, 2020. The increase was due primarily to increases in cash and cash equivalents and in interest bearing deposits in banks, which increased by a combined $18.1 million, or 82.0%, in the first quarter, which was primarily due to a $17.4 million, or 7.4%, increase in deposits from $235.1 million at December 31, 2020 to $252.6 million at March 31, 2021.

Cash and Cash Equivalents. Cash and cash equivalents (which includes fed funds sold) increased $11.1 million, or 138.0%, to $19.2 million (which includes fed funds sold of $13.4 million) at March 31, 2021 from $8.1 million (which includes fed funds sold of $2.1 million) at December 31, 2020. This increase is primarily due to an increase in deposits of $17.4 million.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks were $21.0 million at March 31, 2021 compared to $14.0 million at December 31, 2020, an increase of $7.0 million, or 49.8%. The increase was due primarily to an increase in deposits of $17.4 million.

Securities Available for Sale. Securities available for sale decreased by $1.2 million, or 9.3%, to $11.8 million at March 31, 2021 from $13.0 million at December 31, 2020. This decrease is due to principal repayments of $1.1 million and a $27,000 decrease in unrealized holding gains within the portfolio.

Securities Held to Maturity. Securities held to maturity increased by $1.2 million, or 3.4%, to $35.5 million at March 31, 2021 from $34.3 million at December 31, 2020. This increase is due to purchases of mortgage-backed securities totaling $6.2 million, partially offset by principal repayments on mortgage-backed securities of $3.1 million and calls on municipal securities totaling $1.9 million.

Loans and Leases Receivable, Net. Loans and leases receivable, net, decreased $1.0 million, or 0.5%, to $212.2 million at March 31, 2021 from $213.2 million at December 31, 2020. During the quarter ended March 31, 2021, loan originations totaled $22.7 million of which $5.9 million were renewals or refinancings of existing loans with Mineola Community Bank, resulting in originations of new loans of $16.8 million. Of these new loan originations, there were $8.2 million of one- to four-family loan originations, $6.3 million of construction loan originations, including speculative construction loans of $2.8 million ($1.3 million of all construction loans originated during the current quarter were funded at March 31, 2021), $654,000 of consumer loan originations, $385,000 in commercial and industrial loan originations, $553,000 in land & development loan originations, and $294,000 in farmland loan originations. During the three months ended March 31, 2021, there were $3.1 million in loan principal payments and $10.8 million in loan payoffs. PPP loans decreased by $3.1 million, or 78.0%, from $4.1 million at December 31, 2020 to $895,000 at March 31, 2021. During the three months ended March 31, 2021, construction loans in process increased by $1.0 million to $24.5 million at March 31, 2021, which reflects the strong housing demand in our primary market area.

Deposits. Deposits increased $17.4 million, or 7.4%, to $252.6 million at March 31, 2021 from $235.1 million at December 31, 2020. Core deposits (defined as all deposits other than certificates of deposit) increased $17.9 million, or 11.2%, to $177.3 million at March 31, 2021 from $159.4 million at December 31, 2020. Certificates of deposit decreased $454,000, or 0.6%, to $75.3 million at March 31, 2021 from $75.8 million at December 31, 2020. At March 31, 2021, there were no brokered deposits. The growth in deposits in the first quarter of 2021 was primarily due to the high customer cash balances resulting from tax refund deposits and various forms of COVID- 19 relief, primarily government stimulus payments. The decrease in certificates of deposit is primarily due to the low interest rate environment combined with our strategy to reduce our cost of funds by reducing the balances of higher cost certificates of deposit.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank decreased by $560,000, or 1.8%, to $30.2 million at March 31, 2021 from $30.8 million at December 31, 2020 due to scheduled monthly amortization of principal.

Total Members’ Equity. Total members’ equity decreased $182,000, or 0.6%, to $31.8 million at March 31, 2021 from $31.9 million at December 31, 2020. This decrease was due to $403,000 in costs related to the pending stock conversion and a $21,000 reduction in other comprehensive income from $128,000 at December 31, 2020 to $107,000 at March 31, 2021, offset by net income of $243,000 for the three months ended March 31, 2021.

At March 31, 2021, Mineola Community Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes, as permitted by the CARES Act. At March 31, 2021, a community bank leverage ratio of at least 8.5% is required to be considered “well capitalized” under regulatory requirements. At March 31, 2021, Mineola Community Bank’s community bank leverage ratio was 10.10%.

The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances. Average yields for loans (excluding PPP loans) include loan fees of $134,000 and $77,000 for the three months ended March 31, 2021 and 2020, respectively. No PPP loans were originated during the three months ended March 31, 2021 or 2020. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Three Months Ended March 31,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
	(Unaudited)
Interest-earning assets:
Loans (excluding PPP loans)	$212,114	$2,397	4.52%	$181,149	$2,227	4.92%
Allowance for loan and lease losses	(1,562)			(1,102)
PPP loans	1,367	4	1.17%	—	—	—%
Securities	47,761	177	1.48%	48,415	258	2.13%
Restricted stock	2,023	4	0.79%	1,994	11	2.21%
Interest bearing deposits in banks	21,601	20	0.37%	17,442	105	2.41%
Federal funds sold	3,258	1	0.12%	1,389	4	1.15%
Total interest-earning assets	286,562	2,603	3.63%	249,287	2,605	4.18%
Noninterest-earning assets	20,976			18,121
Total assets	$307,538			$267,408

Interest-bearing liabilities:
Interest-bearing demand deposits	$62,055	54	0.35%	$43,598	43	0.39%
Regular savings and other deposits	63,376	60	0.38%	48,788	66	0.54%
Money market deposits	9,850	11	0.45%	11,422	34	1.19%
Certificates of deposit	75,771	276	1.46%	73,012	339	1.86%
Total interest-bearing deposits	211,052	401	0.76%	176,820	482	1.09%
Advances from the Federal Home Loan Bank	30,407	160	2.10%	32,983	181	2.20%
Other liabilities	412	3	2.91%	325	3	3.69%
Total interest-bearing liabilities	241,871	564	0.93%	210,128	666	1.27%
Noninterest-bearing demand deposits	30,939			23,787
Other noninterest-bearing liabilities	2,620			1,963
Total liabilities	275,430			235,878
Total members’ equity	32,108			31,530
Total liabilities and members’ equity	$307,538			$267,408
Net interest income		$2,039			$1,939
Net interest rate spread (1)			2.70%			2.91%
Net interest-earning assets (2)	$44,691			$39,159
Net interest margin (3)			2.85%			3.11%
Average interest-earning assets to interest-bearing liabilities			118.48%			118.64%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of the Operating Results for the Three Months Ended March 31, 2021 and March 31, 2020

Net Income. Net income was $243,000 for the three months ended March 31, 2021, compared to net income of $264,000 for the three months ended March 31, 2020, a decrease of $21,000, or 8.0%. The decrease was primarily due to a $14,000 decrease in non-interest income and a $114,000 increase in non-interest expense, partially offset by a $103,000 increase in net interest income after provision for loan losses.

Interest Income. Interest income decreased $2,000, or 0.1%, to remain at $2.6 million for the three months ended March 31, 2021. This decrease was the result of decreased interest income on securities, cash and cash equivalents and deposits in banks, but was offset with an increase in loan interest income.

Interest income on loans was $2.4 million for the three months ended March 31, 2021, compared to $2.2 million for the three months ended March 31, 2020, an increase of $170,000 or 7.6%, net of interest income on PPP loans of $4,000. This increase was primarily due to an increase of $31.0 million, or 17.8%, in the average balance of the loan portfolio to $213.5 million for the three months ended March 31, 2021 from $181.1 million for the three months ended March 31, 2020. This was partially offset by a decrease of 40 basis points, or 8.1%, in the average yield on loans from 4.92% for the three months ended March 31, 2020 to 4.52% for the three months ended March 31, 2021.

Interest income on securities interest declined $81,000 from $258,000 for the three months ended March 31, 2020 to $177,000 for the three months ended March 31, 2021. This decline resulted from a decrease of $654,000, or 1.4%, in average securities from $48.4 million for the three months ended March 31, 2020 to $47.8 million for the three months ended March 31, 2021, combined with a 65 basis point, or 30.5%, decrease in average rate from 2.13% for the three months ended March 31, 2020 to 1.48% for the three months ended March 31, 2021. The rate decrease is reflective of the overall rate decline in average yields on mortgage backed securities. Despite lower yields in the current interest rate environment, we intend to continue to purchase mortgage backed securities as a part of our investment and liquidity management strategies.

Interest income from interest bearing deposits in banks declined $85,000, or 81.0%, from $105,000 for the three months ended March 31, 2020 to $20,000 for the three months ended March 31, 2021. This decline resulted from a decrease of 204 basis points, or 84.6%, in average yield from 2.41% for the three months ended March 31, 2020 to 0.37% for the three months ended March 31, 2021, which was partially offset by a $4.2 million, or 23.8%, increase in average deposits in banks from $17.4 million for the three months ended March 31, 2020 to $21.6 million for the three months ended March 31, 2021. There was also a decrease of 103 basis points, or 89.3%, in average yield on fed funds from 1.15% for the three months ended March 31, 2020 to 0.12% for the three months ended March 31, 2021, which was partially offset by a $1.9 million, or 134.6%, increase in average fed funds from $1.4 million for the three months ended March 31, 2020 to $3.3 million for the three months ended March 31, 2021. All of these declines in average yields are due to the decrease in market interest rates. Total interest earning assets increased by $37.3 million, or 15.0%, from $249.3 million at March 31, 2020 to $286.6 million at March 31, 2021, which was offset by a decrease in the yield on interest earning assets of 55 basis points, or 13.1%, from 4.18% on March 31, 2020 to 3.63% on March 31, 2021.

Interest Expense. Total interest expense decreased $102,000, or 15.3%, to $564,000 for the three months ended March 31, 2021 from $666,000 for the three months ended March 31, 2020 due to a decrease in the average cost of interest-bearing liabilities of 34 basis points, or 26.4%, from 1.27% for the three months ended March 31, 2020 to 0.93% for the three months ended March 31, 2021, primarily due a decrease in market interest rates. Interest expense on deposit accounts decreased $81,000, or 16.8%, to $401,000 for three months ended March 31, 2021 from $482,000 for the three months ended March 31, 2020, due to a decrease in the average deposit cost of 33 basis points from 1.09% for the three months ended March 31, 2020 to 0.76% for the three months ended March 31, 2021, due to a decrease in market interest rates. This was partially offset by an increase of $34,000, or 19.4%, in the average deposit account balances from $176.8 million for the three months ended March 31, 2020 to $211.1 million for the three months ended March 31, 2021.

Interest expense on Federal Home Loan Bank advances decreased $21,000, or 11.6%, to $160,000 for the three months ended March 31, 2021 from $181,000 for the three months ended March 31, 2020. This decrease was due primarily to the decrease in the average balance of Federal Home Loan Bank advances of $2.6 million, or 7.8%, to $30.4 million for the three months ended March 31, 2021 from $33.0 million for the three months ended March 31, 2020 combined with a decrease in the average rate of 10 basis points, or 4.1%, from 2.20% for the three months ended March 31, 2020 to 2.10% for the three months ended March 31, 2021.

Net Interest Income. Net interest income increased $100,000, or 5.2%, to $2.0 million for the three months ended March 31, 2021 from $1.9 million for the three months ended March 31, 2020 primarily due to a decrease in the average cost of 34 basis points, or 26.4%, from 1.27% for the three months ended March 31, 2020 to 0.93% for the three months ended March 31, 2021. The average balance of net interest-earning assets increased from $39.2 million for the three months ended March 31, 2020 to $44.7 million for the three months ended March 31, 2021, which offset a 21 basis point decrease in the net interest rate spread from 2.91% for the three months ended March 31, 2020 to 2.70% for the three months ended March 31, 2021. Net interest margin decreased 26 basis points, or 8.4%, to 2.85% for the three months ended March 31, 2021 from 3.11% for the three months ended March 31, 2020.

Provision for Loan and Lease Losses. Based on management’s analysis of the adequacy of allowance for loan and lease losses, the provision for loan losses was $2,000 for the three months ended March 31, 2021, compared to $5,000 for the three months ended March 31, 2020.

Noninterest Income. Noninterest income decreased $14,000, or 3.5%, to $383,000 for the three months ended March 31, 2021 from $397,000 for the three months ended March 31, 2020, due to a decrease in service charges on deposit accounts of $41,000 and a decrease in other income of $10,000, which were offset by an increase of $37,000 in other service charges and fees. The decrease in service charges on deposit accounts is primarily related to stimulus funds being received in deposit accounts resulting in decreased overdraft fees. The increase in other service charges and fees is primarily related to increased ATM fees due to increased usage.

Noninterest Expense. Noninterest expense increased $114,000, or 5.7%, to $2.1 million for the three months ended March 31, 2021 from $2.0 million for the year ended March 31, 2020 primarily due to increases in salaries and employee benefits, data processing, and director fees.

Salary and employee benefit expenses increased by $56,000, or 4.7%, to $1.2 million for the three months ended March 31, 2021 due to normal salary increases and an increase in insurance cost. Directors’ fees also increased $15,000, or 25.0%, to $75,000 for the three months ended March 31, 2021 from $60,000 for the three months ended March 31, 2020 due to an increase in monthly director fees. Data processing expense increased by $30,000, or 15.6%, to $224,000 for the three months ended March 31, 2021 primarily due to additional products, an increase in the number of loan and deposit accounts, and increased usage of online services.

Income Tax Expense. Income tax expense decreased by $4,000, or 7.7%, to $48,000 for the three months ended March 31, 2021 from $52,000 for the three months ended March 31, 2020. The effective tax rate was 16.5% for both the three months ended March 31, 2021 and 2020.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Dallas. At March 31, 2021, we had outstanding advances of $30.2 million from the Federal Home Loan Bank of Dallas. At March 31, 2021, we had unused borrowing capacity of $83.9 million with the Federal Home Loan Bank of Dallas. In addition, at March 31, 2021, we had a $10.0 million line of credit with Texas Independent Bankers Bank and a $5.0 million line of credit with First Horizon Bank. At March 31, 2021, there was no outstanding balance under either of these facilities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 included as part of consolidated financial statements included in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2021, Mineola Community Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Risk Management and Interest Rate Risk Management Officer is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
●	maintaining a high level of liquidity;
●	growing our volume of core deposit accounts;
●	managing our investment securities portfolio so as to reduce the average maturity and effective life of the portfolio;
●	managing our borrowings from the Federal Home Loan Bank of Dallas by using amortizing advances to as to reduce the average maturities of the borrowings; and
●	continuing to diversify our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments.

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.

We have not engaged in hedging activities, such as engaging in futures or options. We do not anticipate entering into similar transactions in the future.

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by 200 and 400 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2021
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$7,685	(3.68)%
300	$7,825	(1.94)%
200	$7,963	(0.21)%
100	$8,028	0.61%
Level	$7,979	—
(100)	$8,042	0.78%
(200)	$7,975	(0.05)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.21% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.05% decrease in net interest income.

Net Economic Value. We also compute amounts by which the net present value of our assets and liabilities (net economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by 200 and 400 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The table below sets forth the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2021
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$37,733	$(5,254)	(12.22)%	12.82%	(21)
300	$39,818	$(3,169)	(7.37)%	13.12%	9
200	$41,584	$(1,403)	(3.26)%	13.30%	27
100	$42,773	$(214)	(0.50)%	13.31%	28
Level	$42,987	—	—%	13.03%	—
(100)	$41,039	$(1,948)	(4.5)%	12.21%	(82)
(200)	$42,266	$(721)	(1.7)%	12.36%	(67)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 3.26% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 1.7% decrease in EVE.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The net interest income and net economic value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, mortgage servicing rights, deposits and borrowings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” in Item 2 above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

During the quarter ended March 31, 2021, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2021, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the Prospectus. The Company believes that the risk factors applicable to it have not changed materially from those disclosed in the Prospectus.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Texas Community Bancshares, Inc. (1)

3.2	Bylaws of Texas Community Bancshares, Inc. (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Members’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS COMMUNITY BANCSHARES, INC.

Date: June 28, 2021	/s/ James H Herlocker, III
James H. Herlocker, III
Chairman, President and Chief Executive Officer

Date: June 28, 2021	/s/ Julie Sharff
Julie Sharff
Chief Financial Officer