Form 10-Q
period 2021-06-30
Texas Community Bancshares, Inc.
filed 2021-08-13
CIK 1849466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 001-40610

Texas Community Bancshares, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	86-2760335
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

215 West Broad Street, Mineola, Texas	75773
(Address of Principal Executive Offices)	(Zip Code)

(903) 569-2602

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, $0.01 par value per share	TCBS	The Nasdaq Stock Market LLC
(Title of Each Class)	(Trading Symbol(s))	(Name of Each Exchange on Which Registered)

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

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ⌧

3,257,759 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 11, 2021.

Texas Community Bancshares, Inc.

Form 10-Q

EXPLANATORY NOTE

Texas Community Bancshares, Inc. (the “Company,” “we” or “our”) is the stock holding company for Mineola Community Bank, S.S.B. effective July 14, 2021, the Company became the holding company for Mineola Community Bank, S.S.B. upon the completion of the conversion of Mineola Community Mutual Holding Company from the mutual holding company to the stock holding company form of organization. As of June 30, 2021, the conversion transaction had not been completed, and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q relate solely to Mineola Community Mutual Holding Company and its subsidiaries.

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

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Mineola Community Mutual Holding Company and Subsidiaries

Consolidated Statements of Financial Condition

June 30, 2021 and December 31, 2020

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Cash and due from banks	$4,889,262	$5,968,175
Federal funds sold	18,041,270	2,105,000
Cash held in escrow	22,685,730	—
Cash and cash equivalents	45,616,262	8,073,175
Interest bearing deposits in banks	17,182,333	14,014,861
Securities available for sale	13,714,075	12,966,164
Securities held to maturity (fair values of $38,603,682 at June 30, 2021 and $34,969,078 at December 31, 2020)	38,225,589	34,327,997
Loans receivable, net of allowance for loan and lease losses of $1,583,690 at June 30, 2021 and $1,561,101 at December 31, 2020	218,384,035	213,239,232
Net investment in direct financing leases	104,679	31,998
Accrued interest receivable	764,150	963,096
Premises and equipment	6,354,084	6,382,873
Bank-owned life insurance	5,961,612	5,908,393
Foreclosed assets	209,181	209,181
Restricted investments carried at cost	2,030,833	2,023,633
Core deposit intangible	595,273	661,417
Mortgage servicing rights, net	8,133	11,881
Deferred income taxes	314,411	246,739
Other assets	517,388	577,333
	$349,982,038	$299,637,973
Liabilities and Members' Equity
Liabilities
Noninterest bearing	$38,936,179	$31,439,331
Interest bearing	224,870,925	203,700,613
Deposits held in escrow	22,685,730	—
Total deposits	286,492,834	235,139,944
Advances from Federal Home Loan Bank	29,644,049	30,768,095
Accrued expenses and other liabilities	2,256,296	1,790,851
Total liabilities	318,393,179	267,698,890
Members' Equity
Additional paid in capital	(747,818)	—
Retained earnings	32,240,962	31,810,769
Accumulated other comprehensive income	95,715	128,314
Total members' equity	31,588,859	31,939,083
	$349,982,038	$299,637,973

See Notes to Consolidated Financial Statements

Mineola Community Mutual Holding Company and Subsidiaries

Consolidated Statements of Income (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Interest Income
Loans, including fees	$2,402,267	$2,305,083	$4,803,352	$4,532,348
Debt securities
Taxable	158,633	186,199	300,277	399,652
Non taxable	31,493	41,089	67,354	85,123
Dividends on restricted investments	5,514	11,734	9,358	23,125
Federal funds sold	4,666	277	5,082	4,546
Deposits with banks	14,234	73,011	34,568	177,706
Total interest income	2,616,807	2,617,393	5,219,991	5,222,500
Interest Expense
Deposits	388,444	454,318	789,924	936,523
Advances from Federal Home Loan Bank	156,990	179,828	317,270	361,166
Other	2,728	2,877	5,495	5,789
Total interest expense	548,162	637,023	1,112,689	1,303,478
Net Interest Income	2,068,645	1,980,370	4,107,302	3,919,022
Provision for Loan and Lease Losses	28,145	141,027	30,076	145,429
Net Interest Income After Provision for Loan and Lease Losses	2,040,500	1,839,343	4,077,226	3,773,593
Noninterest Income
Service charges on deposit accounts	124,615	103,867	253,765	274,359
Other service charges and fees	268,378	413,749	491,747	600,363
Appreciation on bank-owned life insurance	26,876	29,605	53,219	58,970
Other income	6,012	5,611	10,127	16,590
Total noninterest income	425,881	552,832	808,858	950,282
Noninterest Expenses
Salaries and employee benefits	1,261,059	1,208,155	2,491,405	2,382,865
Occupancy and equipment expense	185,298	177,168	367,617	352,655
Data processing	224,734	207,785	448,485	401,386
Contract services	171,999	121,150	290,842	233,929
Director fees	81,000	61,000	156,000	121,000
Other expense	320,064	244,011	618,400	542,887
Total noninterest expenses	2,244,154	2,019,269	4,372,749	4,034,722
Income Before Income Taxes	222,227	372,906	513,335	689,153
Income Tax Expense	34,573	64,417	83,142	116,292
Net Income	$187,654	$308,489	$430,193	$572,861

See Notes to Consolidated Financial Statements

Mineola Community Mutual Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Net Income	$187,654	$308,489	$430,193	$572,861

Other items of comprehensive income (loss) Change in unrealized appreciation (depreciation) on investment securities available for sale, before tax	(14,320)	127,398	(41,265)	300,918

Total other items of comprehensive income (loss)	(14,320)	127,398	(41,265)	300,918
Comprehensive Income Before Tax on Other Items of Comprehensive Income (Loss)	173,334	435,887	388,928	873,779
Income tax (expense) benefit related to other items of comprehensive income (loss)	3,007	(26,753)	8,666	(63,193)

Comprehensive Income	$176,341	$409,134	$397,594	$810,586

See Notes to Consolidated Financial Statements

Mineola Community Mutual Holding Company and Subsidiaries

Consolidated Statements of Members’ Equity (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

			Accumulated
	Additional		Other	Total
	Paid In	Retained	Comprehensive	Members’
Three Months Ended June 30, 2021 and 2020	Capital	Earnings	Income	Equity
Balance at April 1, 2021	$(402,887)	$32,053,308	$107,028	$31,757,449
Net income	—	187,654	—	187,654
Change in APIC	(344,931)	—	—	(344,931)
Net changes in fair value of available for sale securities, less tax benefit of $3,007	—	—	(11,313)	(11,313)
Balance at June 30, 2021	$(747,818)	$32,240,962	$95,715	$31,588,859

Balance at April 1, 2020	$—	$31,326,244	$128,981	$31,455,225
Net income	—	308,489	—	308,489
Net changes in fair value of available for sale securities, less tax expense of $26,753	—	—	100,645	100,645
Balance at June 30, 2020	$—	$31,634,733	$229,626	$31,864,359

			Accumulated
	Additional		Other	Total
	Paid In	Retained	Comprehensive	Members’
Six Months Ended June 30, 2021 and 2020	Capital	Earnings	Income	Equity
Balance at January 1, 2021	$—	$31,810,769	$128,314	$31,939,083
Net income	—	430,193	—	430,193
Change in APIC	(747,818)	—	—	(747,818)
Net changes in fair value of available for sale securities, less tax benefit of $8,666	—	—	(32,599)	(32,599)
Balance at June 30, 2021	$(747,818)	$32,240,962	$95,715	$31,588,859

Balance at January 1, 2020	$—	$31,061,872	$(8,099)	$31,053,773
Net income	—	572,861	—	572,861
Net changes in fair value of available for sale securities, less tax expense of $63,193	—	—	237,725	237,725
Balance at June 30, 2020	$—	$31,634,733	$229,626	$31,864,359

See Notes to Consolidated Financial Statements

Mineola Community Mutual Holding Company and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2021 and 2020

	Six Months Ended
	June 30,
	2021	2020
	(unaudited)
Operating Activities
Net income	$430,193	$572,861
Adjustments to reconcile net income to net cash from operating activities
Provision for loan and lease losses	30,076	145,429
Net amortization of securities	217,999	157,517
Depreciation and amortization	218,477	214,668
Loss on sale of fixed assets	194	—
Appreciation on bank-owned life insurance	(53,219)	(58,970)
Deferred income tax	(59,007)	(54,174)
Net change in
Accrued interest receivable	198,946	(3,328)
Mortgage servicing rights	3,748	3,823
Other assets	105,803	55,612
Accrued expenses and other liabilities	419,588	347,828
Net Cash from Operating Activities	1,512,798	1,381,266
Investing Activities
Net change in interest bearing deposits in banks	(3,167,472)	(1,867,488)
Activity in available for sale securities
Purchases	(3,056,250)	—
Maturities, prepayments and calls	2,197,214	1,152,992
Activity in held to maturity securities
Purchases	(12,290,653)	—
Maturities, prepayments and calls	8,244,922	4,843,918
Purchases of restricted investments	(7,200)	(20,900)
Loan originations and principal collections, net	(5,174,879)	(18,564,143)
Net increase in net investment in direct financing leases	(72,681)	—
Additions to premises and equipment	(123,738)	(729,773)
Net Cash used for Investing Activities	(13,450,737)	(15,185,394)
Financing Activities
Net increase in deposits	51,352,890	17,383,275
Advances from FHLB and other borrowings	—	5,000,000
Payments on FHLB and other borrowings	(1,124,046)	(5,250,029)
Conversion costs related to the conversion	(747,818)	—
Net Cash from Financing Activities	49,481,026	17,133,246
Net Change in Cash and Cash Equivalents	37,543,087	3,329,118
Cash and Cash Equivalents at Beginning of Period	8,073,175	5,529,907
Cash and Cash Equivalents at End of Period	$45,616,262	$8,859,025

See Notes to Consolidated Financial Statements

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

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

The Bank’s primary source of revenue is providing loans and banking services to consumers and commercial customers in Mineola, Texas and the surrounding area and the Dallas Fort Worth Metroplex. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (GAAP) and to general practices of the banking industry. Policies and practices which materially affect the determination of financial position, results of operations and cash flows are summarized as follows:

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

As stated in the plan of conversion, Texas Community Bancshares, Inc. offered shares of common stock for sale in the subscription offering to eligible account holders of the Bank, the Bank’s tax-qualified employee benefit plans, including its employee stock ownership plan, supplemental eligible account holders of the Bank, and other members (qualifying depositors and borrowers) of the Bank. The subscription offering at a price of $10.00 per share ended on June 17, 2021. The Company sold a total of 3,207,759 shares of common stock in the subscription offering, which included 260,261 shares sold to Mineola Community Bank’s Employee Stock Ownership Plan at a price of $10.00 per share. The Company also contributed 50,000 shares of common stock and $75,000 in cash to the TCBS Foundation, Inc., a charitable foundation formed in connection with the conversion. The stock offering and conversion were completed on July 14, 2021 with 3,257,759 shares issued and outstanding.

Conversion costs will be deferred and reduce the proceeds from the shares sold in the conversion. There were no conversion costs recorded at December 31, 2020. At June 30, 2021, the Company has capitalized $747,818 in conversion costs. The conversion will be accounted for as a change in corporate form with the historic basis of the Company’s assets, liabilities and equity unchanged as a result.

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

Interim Financial Statements

The interim unaudited consolidated financial statements as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2021, or any other period. Certain prior period data presented in the consolidated financial statements have been reclassified to conform with the current period presentation. The accompanying consolidated financial statements have been derived from and should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2020 included in the Company’s definitive Prospectus dated May 14, 2021. Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in Form S-1 for the year ended December 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Earnings Per Share

During the periods ended June 30, 2021 and December 31, 2020, the Company did not have any outstanding common shares, therefore, an earnings per share calculation is not presented due to lack of required inputs for calculation.

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

Subsequent Events

Effective July 14, 2021, Texas Community Bancshares, Inc. became the stock holding company of the Bank in connection with the consummation of the conversion and stock offering described above under “Plan of Conversion and Offering.” The common stock of Texas Community Bancshares, Inc. began trading on the Nasdaq Capital Market under the symbol “TCBS” on July 15, 2021.

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

Note 2 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities
Residential mortgage-backed	$12,730,119	$179,511	$(87,309)	$12,822,321
State and municipal	862,798	29,044	(88)	891,754
Total securities available for sale	$13,592,917	$208,555	$(87,397)	$13,714,075
Held to Maturity
Debt Securities
Residential mortgage-backed	$34,665,067	$552,020	$(194,150)	$35,022,937
State and municipal	3,560,522	25,700	(5,477)	3,580,745
Total securities held to maturity	$38,225,589	$577,720	$(199,627)	$38,603,682

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$11,936,141	$202,240	$(76,308)	$12,062,073
State and municipal	867,600	36,781	(290)	904,091
Total securities available for sale	$12,803,741	$239,021	$(76,598)	$12,966,164
Held to Maturity
Debt Securities:
Residential mortgage-backed	$28,407,135	$650,705	$(49,314)	$29,008,526
State and municipal	5,920,862	39,690	—	5,960,552
Total securities held to maturity	$34,327,997	$690,395	$(49,314)	$34,969,078

During the six months ended June 30, 2021 and 2020, the Bank had no sales of available for sale securities or held to maturity securities.

At June 30, 2021 and December 31, 2020, securities with a carrying value of $2,815,654 and $2,680,448, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2021, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$500,000	$501,392
Due from one to five years	—	—	1,780,918	1,802,749
Due in five to ten years	862,798	891,754	134,059	136,536
After ten years	—	—	1,145,545	1,140,068
Residential mortgage-backed	12,730,119	12,822,321	34,665,067	35,022,937
Total	$13,592,917	$13,714,075	$38,225,589	$38,603,682

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2021
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (13)	$18,235,972	$(281,459)	$—	$—
State and municipal (1,1)	200,403	(88)	1,140,068	(5,477)
Total	$18,436,375	$(281,547)	$1,140,068	$(5,477)

	December 31, 2020
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (5)	$8,298,196	$(125,622)	$—	$—
State and municipal (1)	—	—	202,130	(290)
Total	$8,298,196	$(125,622)	$202,130	$(290)

Mortgage-backed securities

The unrealized losses on the Company’s investments in residential mortgage-backed securities were caused by interest rate increases and increases in prepayment speeds. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by agencies of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and increases in prepayment speeds and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021 or December 31, 2020.

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

State and Municipal

The unrealized losses on the Company’s investments in state and municipal securities were caused by interest rate increases. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021 or December 31, 2020.

Other-than-temporary Impairment

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) evaluation by the Company of (a) its intent to sell a debt security prior to recovery and (b) whether it is more likely than not the Company will have to sell the debt security prior to recovery. As of June 30, 2021 and December 31, 2020, no investment securities were other-than-temporarily impaired.

Note 3 -   Loans and Leases

A summary of the balances of loans and leases follows:

	June 30,	December 31,
	2021	2020
Real estate	$207,777,952	$201,660,711
Agriculture	146,035	358,171
Commercial	7,025,501	8,664,606
Consumer and other	5,122,916	4,148,843
Subtotal	220,072,404	214,832,331
Less allowance for loan and lease losses	(1,583,690)	(1,561,101)
Loans and leases, net	$218,488,714	$213,271,230

Paycheck Protection Program (PPP) Loans

In March 2020, the United States government passed legislation designed to help the nation’s economy recover from the coronavirus disease 2019 (“COVID‐19”) pandemic. This legislation is called the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which provides economy‐wide financial stimulus in the form of financial aid to individuals, businesses, nonprofit entities, states and municipalities. The CARES Act temporarily added a new product titled the “Paycheck Protection Program” (PPP) to the U.S. Small Business Administration’s loan program. The CARES Act permits the SBA to guarantee 100 percent of these loans and also provides for forgiveness of up to the full principal amount of these loans. As of June 30, 2021, the Company originated $5,484,223 in PPP loans of which $4,912,668 had been forgiven. Additionally, the Company recognized $5,096 and $10,094 of PPP loan interest in interest income during the six months ended June 30, 2021 and 2020, respectively.

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

The following tables set forth information regarding the activity in the allowance for loan and lease losses for the three and six months ended June 30, 2021 and 2020 and year ended December 31, 2020 (in thousands):

	June 30, 2021
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Allowance for loan and lease losses:
Three-months ended
Beginning balance, April 1, 2021	$1,175	$—	$341	$46	$1,562
Charge-offs	—	—	—	(8)	(8)
Recoveries	—	—	—	2	2
Provision (credit)	(5)	—	21	12	28
Ending balance, June 30, 2021	$1,170	$—	$362	$52	$1,584

Six-months ended
Beginning balance, January 1, 2021	$1,171	$2	$355	$33	$1,561
Charge-offs	—	—	—	(21)	(21)
Recoveries	—	—	—	14	14
Provision (credit)	(1)	(2)	7	26	30
Ending balance, June 30, 2021	$1,170	$—	$362	$52	$1,584
Balance, June 30, 2021 allocated to loans and leases individually evaluated for impairment	$8	$—	$300	$—	$308
Balance, June 30, 2021 allocated to loans and leases collectively evaluated for impairment	$1,162	$—	$62	$52	$1,276
Loans and leases receivable
Balance, June 30, 2021 Loans and leases individually evaluated for impairment	$2,414	$—	$502	$—	$2,916
Balance, June 30, 2021 Loans and leases collectively evaluated for impairment	205,364	146	6,523	5,123	217,156
Ending balance, June 30, 2021	$207,778	$146	$7,025	$5,123	$220,072

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

	June 30, 2020
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Allowance for loan and lease losses:
Three-months ended
Beginning balance, April 1, 2020	$933	$2	$130	$37	$1,102
Charge-offs	—	—	—	(4)	(4)
Recoveries	—	—	—	3	3
Provision (credit)	121	(1)	28	(7)	141
Ending balance, June 30, 2020	$1,054	$1	$158	$29	$1,242

Six-months ended
Beginning balance, January 1, 2020	$937	$3	$128	$36	$1,104
Charge-offs	—	—	—	(13)	(13)
Recoveries	—	—	—	6	6
Provision (credit)	117	(2)	30	—	145
Ending balance, June 30, 2020	$1,054	$1	$158	$29	$1,242

	December 31, 2020
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Ending balance allocated to loans and leases individually evaluated for impairment	$8	$—	$300	$—	$308
Ending balance allocated to loans and leases collectively evaluated for impairment	$1,163	$2	$55	$33	$1,253
Loans and leases receivable
Loans and leases individually evaluated for impairment	$2,488	$—	$622	$2	$3,112
Loans and leases collectively evaluated for impairment	199,172	358	8,043	4,147	211,720
Ending balance	$201,660	$358	$8,665	$4,149	$214,832

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

Three and Six Months Ended June 30, 2021 and 2020

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

The following table sets forth information regarding the internal classification of the loan and lease portfolio (in thousands):

	June 30, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Real estate
Construction and land	$20,210	$926	$339	$—	$—	$21,475
Farmland	5,547	—	209	—	—	5,756
1‑4 Residential & multi	149,642	14	2,062	—	—	151,718
Commercial real estate	27,494	—	1,335	—	—	28,829
Agriculture	146	—	—	—	—	146
Commercial	6,466	—	104	455	—	7,025
Consumer and other	5,046	13	64	—	—	5,123
Total	$214,551	$953	$4,113	$455	$—	$220,072

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

	December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Real estate
Construction and land	$22,467	$—	$328	$—	$—	$22,795
Farmland	5,306	—	310	—	—	5,616
1‑4 Residential & multi	141,371	664	1,811	—	—	143,846
Commercial real estate	28,062	—	1,341	—	—	29,403
Agriculture	358	—	—	—	—	358
Commercial	8,043	—	56	566	—	8,665
Consumer and other	4,130	2	17	—	—	4,149
Total	$209,737	$666	$3,863	$566	$—	$214,832

The following table sets forth information regarding the credit risk profile based on payment activity of the loan and lease portfolio (in thousands):

	June 30, 2021			December 31, 2020
		Non-			Non-
	Performing	performing	Total	Performing	performing	Total
Real estate
Construction and land	$21,475	$—	$21,475	$22,795	$—	$22,795
Farmland	5,547	209	5,756	5,306	310	5,616
1‑4 Residential & multi	151,063	655	151,718	143,317	529	143,846
Commercial real estate	28,829	—	28,829	29,403	—	29,403
Agriculture	146	—	146	358	—	358
Commercial	7,000	25	7,025	8,634	31	8,665
Consumer and other	5,123	—	5,123	4,146	3	4,149
Total	$219,183	$889	$220,072	$213,959	$873	$214,832

The following table sets forth information regarding the delinquencies not on nonaccrual within the loan and lease portfolio (in thousands):

	June 30, 2021
						Recorded
		90 Days				Investment
	30‑89 Days	and	Total		Total	> 90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
Real estate
Construction and land	$1,261	$312	$1,573	$19,902	$21,475	$312
Farmland	—	209	209	5,547	5,756	—
1‑4 Residential & multi	107	524	631	151,087	151,718	—
Commercial real estate	2	—	2	28,827	28,829	—
Agriculture	—	—	—	146	146	—
Commercial	66	—	66	6,959	7,025	—
Consumer and other	28	—	28	5,095	5,123	—
Total	$1,464	$1,045	$2,509	$217,563	$220,072	$312

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

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

The following table sets forth information regarding the nonaccrual status within the loan and lease portfolio as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30	December 31,
	2021	2020
Real estate
Farmland	$209	$310
1‑4 Residential & multi	655	529
Commercial	25	31
Consumer and other	—	3
Total	$889	$873

A loan is considered impaired when based on current information and events; it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans (nonaccrual loans), loans performing but with deterioration that leads to doubt regarding collectability and also includes loans modified in troubled debt restructurings when concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

All interest accrued but not collected for loans that are placed on nonaccrual or charged‐off is reversed against interest income. The interest on these loans is accounted for on the cash‐basis or cost‐recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the three and six months ended June 30, 2021 and 2020.

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

The following table presents interest income recognized on impaired loans for the three and six month periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Real estate
1‑4 Residential & multi	$18	$3	$20	$5
Commercial real estate	27	1	29	3
Commercial	11	8	14	15
Consumer and other	1	—	1	—
	$57	$12	$64	$23

The following table sets forth information regarding impaired loans as of June 30, 2021 (in thousands):

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance
Real estate
Farmland	$209	$249	$—	$260
1‑4 Residential & multi	870	900	—	854
Commercial real estate	130	130	—	133
Commercial	187	188	—	109

With a related allowance
Real estate
Commercial real estate	1,205	1,205	8	1,205
Commercial	315	315	300	453

Total
Real estate
Farmland	209	249	—	260
1-4 Residential & multi	870	900	—	854
Commercial real estate	1,335	1,335	8	1,338
Commercial	502	503	300	562
	$2,916	$2,987	$308	$3,014

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

The following table sets forth information regarding impaired loans as of December 31, 2020 (in thousands):

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance
Real estate
Farmland	$310	$340	$—	$322
1‑4 Residential & multi	837	873	—	897
Commercial real estate	136	136	—	141
Commercial	31	32	—	106
Consumer and other	2	3	—	5

With a related allowance
Real estate
Commercial real estate	1,205	1,205	8	1,205
Commercial	591	591	300	462

Total
Real estate
Farmland	310	340	—	322
1-4 Residential & multi	837	873	—	897
Commercial real estate	1,341	1,341	8	1,346
Commercial	622	623	300	568
Consumer and other	2	3	—	5
	$3,112	$3,180	$308	$3,138

During the six months ended June 30, 2021, there were two modifications resulting in troubled debt restructurings of approximately $90,000. The first loan is a single-family residence with an outstanding balance of approximately $71,000 as of June 30, 2021 and a second loan in commercial and industrial with an outstanding balance of approximately $16,000 as of June 30, 2021.

There were no troubled debt restructurings that occurred during the six months ended June 30, 2020.

There have been no subsequently defaulted troubled debt restructurings. The Company has no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

At June 30, 2021 and December 31, 2020, the Company had a recorded investment of $510,403 and $433,455, respectively, of troubled debt restructured loans. The Company has no current commitments to loan additional funds to the borrowers whose loans have been modified.

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

Three and Six Months Ended June 30, 2021 and 2020

exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At June 30, 2021 and December 31, 2020, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30,	December 31,
	2021	2020
Commitments to extend credit	$22,977,000	$22,403,000

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

At June 30, 2021, the Company had no commitments to purchase securities.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated financial statements.

Note 5 -   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Six Months Ended
	June 30,
	2021	2020
Supplemental cash flow information:
Cash paid for
Interest on deposits	$820,335	$964,198
Interest on FHLB advances	318,365	362,634
Other interest	5,495	5,789
Income taxes	145,000	122,041

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

Three and Six Months Ended June 30, 2021 and 2020

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

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At June 30, 2021 and December 31, 2020, the Bank’s CBLR ratio was 9.34% and 10.49%, respectively, which exceeded all regulatory capital requirements under the CBLR framework and the Bank was considered to be “well-capitalized.”

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

Authoritative guidance requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, authoritative guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There have been no changes in valuation techniques during the periods ended June 30, 2021 and December 31, 2020, respectively.

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

Foreclosed Assets – Fair values are valued at the time the loan is foreclosed upon and the asset is transferred from loans. The value is based upon primarily third-party appraisals, less estimated costs to sell. The appraisals are

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

generally discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Such discounts are typically significant and result in Level 3 classification of the inputs for determining fair value. Foreclosed assets are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same or similar factors above.

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available-for-sale securities
Residential mortgage-backed	$—	$12,822,321	$—	$12,822,321
State and municipal	—	891,754	—	891,754
Total financial assets	$—	$13,714,075	$—	$13,714,075

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	FairValue
Financial assets
Available-for-sale securities
Residential mortgage-backed	$—	$12,062,073	$—	$12,062,073
State and municipal	—	904,091	—	904,091
Total financial assets	$—	$12,966,164	$—	$12,966,164

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$1,211,917	$1,211,917
Nonfinancial assets
Foreclosed assets	—	—	209,181	209,181

	$—	$—	$1,421,098	$1,421,098

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$1,487,301	$1,487,301
Nonfinancial assets
Foreclosed assets	—	—	209,181	209,181
	$—	$—	$1,696,482	$1,696,482

During the six months ended June 30, 2021 and 2020, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based upon the fair value of the underlying collateral. At June 30, 2021, impaired loans with a carrying value of $1,519,917 were reduced by specific valuation allowance allocations totaling $308,000 to a reported fair value of $1,211,917. At December 31, 2020, impaired loans with a carrying value of $1,795,301 were reduced by specific valuation allowance allocations totaling $308,000 to a reported fair value of $1,487,301. The fair value of impaired loans is determined based on collateral valuations utilizing Level 3 valuation inputs. $0 was charged to the provision for loan losses as a result of the valuation allowance for the six months ended June 30, 2021 and 2020.

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	June 30, 2021	Technique	Inputs	Values

		Appraisal of	Appraisal
Impaired loans	$1,211,917	collateral (1)	adjustment	10-25%

		Appraisal of	Appraisal
Foreclosed assets	$209,181	collateral (1)	adjustment	10-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2020	Technique	Inputs	Values

		Appraisal of	Appraisal
Impaired loans	$1,487,301	collateral (1)	adjustment	10-25%

		Appraisal of	Appraisal
Foreclosed assets	$209,181	collateral (1)	adjustment	10-25%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows (in thousands):

	June 30, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value	Total Carrying Value
Financial assets
Cash and cash equivalents	$45,616	$—	$—	$45,616	$45,616
Interest bearing deposits in banks	17,182	—	—	17,182	17,182
Securities held to maturity	—	38,604	—	38,604	38,226
Loans, net	—	—	219,884	219,884	218,384
Net investment in direct financing leases	—	—	105	105	105
Interest receivable	764	—	—	764	764
Restricted investments carried at cost	—	2,031	—	2,031	2,031
Mortgage servicing rights	—	—	8	8	8
Financial liabilities
Deposits	—	—	286,769	286,769	286,493
Federal Home Loan Bank advances	—	—	30,733	30,733	29,644
Interest payable	147	—	—	147	147

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

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

24

Mineola Community Mutual Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2021 and 2020

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

Note 8 -   Recently Issued But Not Yet Effective Accounting Pronouncements

Accounting Standards Update (ASU) 2016‐13, “Financial Instruments ‐ Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016‐13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016‐13 is effective for the Company on January 1, 2023. Management is still evaluating the impact on the Company’s consolidated financial statements.

25

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Mineola Community Mutual Holding Company’s (“Mineola Community MHC”) consolidated financial condition at June 30, 2021 and consolidated results of operations for the three and six months ended June 30, 2021 and 2020. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total Assets. Total assets were $350.0 million at June 30, 2021, an increase of $50.3 million, or 16.8%, when compared to total assets of $299.6 million at December 31, 2020. The increase was due primarily to increases in cash and cash equivalents, and interest bearing deposits in banks, which increased by a combined $40.7 million, or 184.3%, in the first six months, which was primarily due to a $51.4 million, or 21.8%, increase in deposits from $235.1 million at December 31, 2020 to $286.5 million at June 30, 2021. The June 30, 2021 deposit balance includes $22.7 million in escrow funds being held for Texas Community Bancshares, Inc. stock purchases on July 14, 2021.

Cash and Cash Equivalents. Cash and cash equivalents increased $37.5 million, or 465.0%, to $45.6 million (which includes fed funds sold of $40.7 million) at June 30, 2021 from $8.1 million (which includes fed funds sold of $2.1 million) at December 31, 2020. This increase is primarily due to an increase in deposits of $51.4 million.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks were $17.2 million at June 30, 2021 compared to $14.0 million at December 31, 2020, an increase of $3.2 million, or 22.6%. The increase was due primarily to an increase in deposits of $51.4 million.

Securities Available for Sale. Securities available for sale increased by $748,000, or 5.8%, to $13.7 million at June 30, 2021 from $13.0 million at December 31, 2020. This increase is due primarily to purchases of mortgage-backed securities of $3.1 million offset by principal repayments of $2.2 million.

Securities Held to Maturity. Securities held to maturity increased by $3.9 million, or 11.4%, to $38.2 million at June 30, 2021 from $34.3 million at December 31, 2020. This increase is due to purchases of mortgage backed securities totaling $12.3 million, partially offset by principal repayments on mortgage-backed securities of $5.9 million and calls on municipal securities totaling $2.3 million.

Loans and Leases Receivable, Net. Loans and leases receivable, net, increased $5.2 million, or 2.4%, to $218.5 million at June 30, 2021 from $213.3 million at December 31, 2020. During the six months ended June 30, 2021, loan originations totaled $51.8 million of which $9.9 million were renewals or refinancings of existing loans with Mineola Community Bank, resulting in originations of new loans of $41.9 million. Originations consisted primarily of $27.2 million of one- to four-family loan originations, $12.6 million of construction loan originations (upon completion), including speculative construction loans of $5.5 million, $3.0 million in commercial real estate loan originations, $1.8 million of consumer loan originations, $3.8 million in commercial and industrial loan originations, $2.5 million in land & development loan originations, and $911,000 in municipal loan originations. During the six months ended June 30, 2021, there were $5.8 million in loan principal paydowns and $36.6 million in loan payoffs. PPP loans decreased by $3.5 million, or 86.0%, from $4.1 million at December 31, 2020 to $572,000 at June 30, 2021. During the six months ended June 30, 2021, construction loans in process decreased by $481,000 to $23 million at June 30, 2021 from $23.5 million at December 31, 2020. Construction loans continue to be a large segment of our portfolio which is a reflection of the strong housing demand in our primary market area.

Deposits. Deposits increased $51.4 million, or 21.8%, to $286.5 million at June 30, 2021 from $235.1 million at December 31, 2020. Core deposits (defined as all deposits other than certificates of deposit) increased $52.6 million, or 33.0%, to $212.0 million at June 30, 2021 from $159.4 million at December 31, 2020. Certificates of deposit decreased $1.2 million, or 1.6%, to $74.6 million at June 30, 2021 from $75.8 million at December 31, 2020. At June 30, 2021, there were no brokered deposits. There was a core deposit escrow account opened in 2021 totaling $22.7 million on June 30, 2021 to hold subscription funds for the purchase of Texas Community Bancshares, Inc. common stock on July 14, 2021. This account represents 43.1% of the core deposit growth and 44.2% of the total deposit growth. The additional growth in deposits in 2021 was primarily due to the high customer cash balances resulting from tax refund deposits and various forms of COVID- 19 relief, primarily government stimulus payments. The decrease in certificates of deposit is primarily due to the low interest rate environment combined with our strategy to reduce our cost of funds by reducing the balances of higher cost certificates of deposit.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank decreased by $1.1 million or 3.7%, to $29.6 million at June 30, 2021 from $30.8 million at December 31, 2020 due to scheduled monthly payments of principal on amortizing advances.

Total Members’ Equity. Total members’ equity decreased $350,000, or 1.1%, to $31.6 million at June 30, 2021 from $31.9 million at December 31, 2020. This decrease was due to $748,000 in costs related to the pending stock conversion and a $33,000 reduction in other comprehensive income from $128,000 at December 31, 2020 to $96,000 at June 30, 2021, offset by net income of $430,000 for the six months ended June 30, 2021.

At June 30, 2021, Mineola Community Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes, as permitted by the CARES Act. At June 30, 2021, a community bank leverage ratio of at least 8.5% is required to be considered “well capitalized” under regulatory requirements. At June 30, 2021, Mineola Community Bank was well capitalized and had a ratio of 9.34%.

The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances. Average yields for loans (excluding PPP loans) include loan fees of $162,000 and $146,000 for the three months ended June 30, 2021 and 2020, respectively. No PPP loans were originated during the three months ended June 30, 2021 and $5.5 million in PPP loans were originated in the three months ending June 30, 2020. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Three Months Ended June 30,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
	(Unaudited)
Interest-earning assets:
Loans (excluding PPP loans)	$214,303	$2,401	4.48%	$187,889	$2,294	4.88%
Allowance for loan and lease losses	(1,562)			(1,130)
PPP loans	624	1	0.64%	3,294	10	1.21%
Securities	49,623	191	1.54%	45,639	227	1.99%
Restricted stock	2,027	5	0.99%	2,005	12	2.39%
Interest bearing deposits in banks	19,743	15	0.30%	20,677	73	1.41%
Federal funds sold	22,788	4	0.07%	2,130	1	0.19%
Total interest-earning assets	307,546	2,617	3.40%	260,504	2,617	4.02%
Noninterest-earning assets	21,413			20,422
Total assets	$328,959			$280,926

Interest-bearing liabilities:
Interest-bearing demand deposits	$73,002	61	0.33%	$48,092	44	0.37%
Regular savings and other deposits	70,264	67	0.38%	49,695	56	0.45%
Money market deposits	9,367	10	0.43%	11,061	22	0.80%
Certificates of deposit	75,741	251	1.33%	74,380	332	1.79%
Total interest-bearing deposits	228,374	389	0.68%	183,228	454	0.99%
Advances from the Federal Home Loan Bank	29,843	157	2.10%	33,126	180	2.17%
Other liabilities	411	2	1.95%	327	3	3.67%
Total interest-bearing liabilities	258,628	548	0.85%	216,681	637	1.18%
Noninterest-bearing demand deposits	35,406			30,103
Other noninterest-bearing liabilities	3,385			2,506
Total liabilities	297,419			249,290
Total members’ equity	31,540			31,636
Total liabilities and members’ equity	$328,959			$280,926
Net interest income		$2,069			$1,980
Net interest rate spread (1)			2.56%			2.84%
Net interest-earning assets (2)	$48,918			$43,823
Net interest margin (3)			2.69%			3.04%
Average interest-earning assets to interest-bearing liabilities			118.91%			120.22%

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

Comparison of the Operating Results for the Three Months Ended June 30, 2021 and June 30, 2020

Net Income. Net income was $188,000 for the three months ended June 30, 2021, compared to net income of $308,000 for the three months ended June 30, 2020, a decrease of $120,000, or 39.0%. The decrease was primarily due to a $128,000 decrease in non-interest income and a $225,000 increase in non-interest expense, partially offset by a $202,000 increase in net interest income after provision for loan losses.

Interest Income. Interest income remained flat at $2.6 million for the three months ended June 30, 2021. This was the result of decreased interest income on securities, cash and cash equivalents and deposits in banks, but was offset by an increase in loan interest income due to increased loan volume.

Interest income on loans was $2.4 million for the three months ended June 30, 2021, compared to $2.3 million for the three months ended June 30, 2020, an increase of $107,000 or 4.7%, net of interest income on PPP loans of $1,000 and $10,000, respectively. This increase was primarily due to an increase of $26.4 million, or 14.1%, in the average balance of the loan portfolio to $214.3 million for the three months ended June 30, 2021 from $187.9 million for the three months ended June 30, 2020. This was partially offset by a decrease of 40 basis points, or 8.2%, in the average yield on loans from 4.88% for the three months ended June 30, 2020 to 4.48% for the three months ended June 30, 2021.

Interest income on securities declined $36,000, or 15.9%, from $227,000 for the three months ended June 30, 2020 to $191,000 for the three months ended June 30, 2021. This decline resulted from a decrease of 45 basis points, or 22.6%, in yield from 1.99% for the three months ended June 30, 2020 to 1.54% for the three months ended June 30, 2020 partially offset by an increase in average securities of $4.0 million, or 8.7%, from $45.6 million for the three months ended June 30, 2020 to $49.6 million for the three months ended June 30, 2021. The rate decrease is reflective of the overall rate decline in average yields on mortgage backed securities. Despite lower yields in the current interest rate environment, we intend to continue to purchase mortgage backed securities as a part of our overall investment and liquidity management strategies.

Interest income from interest bearing deposits in banks declined $58,000, or 79.5%, from $73,000 for the three months ended June 30, 2020 to $15,000 for the three months ended June 30, 2021. This decline resulted from a decrease of 111 basis points, or 78.5%, in average yield from 1.41% for the three months ended June 30, 2020 to 0.30% for the three months ended June 30, 2021, combined with a $934,000, or 4.5%, decrease in average deposits in banks from $20.7 million for the three months ended June 30, 2020 to $19.7 million for the three months ended June 30, 2021. There was also a decrease of 12 basis points, or 62.6%, in average yield on fed funds from 0.19% for the three months ended June 30, 2020 to 0.07% for the three months ended June 30, 2021, which was partially offset by a $20.6 million, or 969.9%, increase in average fed funds from $2.1 million for the three months ended June 30, 2020 to $22.8 million for the three months ended June 30, 2021. All of these declines in average yields are primarily due to the decrease in market interest rates. Total interest earning assets increased by $47.0 million, or 18.1%, from $260.5 million at June 30, 2020 to $307.5 million at June 30, 2021, which was offset by a decrease in the yield on interest earning assets of 62 basis points, or 15.3%, from 4.02% on June 30, 2020 to 3.40% on June 30, 2021.

Interest Expense. Total interest expense decreased $89,000, or 14.0%, to $548,000 for the three months ended June 30, 2021 from $637,000 for the three months ended June 30, 2020 due to a decrease in the average cost of interest-bearing liabilities of 33 basis points, or 27.9%, from 1.18% for the three months ended June 30, 2020 to 0.85% for the three months ended June 30, 2021, primarily due to a decrease in deposit costs. Interest expense on deposit accounts decreased $65,000, or 14.3%, to $389,000 for three months ended June 30, 2021 from $454,000 for the three months ended June 30, 2020, due to a decrease in the average deposit cost of 31 basis points, or 31.3%, from .99% for the three months ended June 30, 2020 to 0.68% for the three months ended June 30, 2021, primarily the result of an overall decrease in market interest rates. This was partially offset by an increase of $45.1 million, or 24.6%, in the average deposit account balances from $183.2 million for the three months ended June 30, 2020 to $228.4 million for the three months ended June 30, 2021, with the increase being in lower cost interest bearing transaction accounts. In addition to normal deposit growth, during the three months ended June 30, 2021, deposit growth was significantly influenced by the subscription funds held in escrow for the purchase of Texas Community Bancshares, Inc. common stock. The 22.7 million in funds being held in escrow to purchase the stock were in a checking account paying 10 basis points and accumulated in May and June. The stock purchases were made on July 14, 2021.

Interest expense on Federal Home Loan Bank advances decreased $23,000, or 12.8%, to $157,000 for the three months ended June 30, 2021 from $180,000 for the three months ended June 30, 2020. This decrease was due primarily to the decrease in the average balance of Federal Home Loan Bank advances of $3.3 million, or 9.9%, to $29.8 million for the three months ended June 30, 2021 from $33.1 million for the three months ended June 30, 2020 combined with a decrease in the average rate of seven basis points, or 3.2%, from 2.17% for the three months ended June 30, 2020 to 2.10% for the three months ended June 30, 2021.

Net Interest Income. Net interest income increased $89,000, or 4.5%, to $2.1 million for the three months ended June 30, 2021 from $2.0 million for the three months ended June 30, 2020 primarily due to a decrease in the average cost of 33 basis points, or 27.9%, from 1.18% for the three months ended June 30, 2020 to 0.85% for the three months ended June 30, 2021. The average balance of net interest-earning assets increased from $43.8 million for the three months ended June 30, 2020 to $48.9 million for the three months ended June 30, 2021, which offset a 28 basis point decrease in the net interest rate spread from 2.84% for the three months ended June 30, 2020 to 2.56% for the three months ended June 30, 2021. Net interest margin decreased 35 basis points, or 11.5%, to 2.69% for the three months ended June 30, 2021 from 3.04% for the three months ended June 30, 2020.

Provision for Loan and Lease Losses. Based on management’s analysis of the adequacy of allowance for loan and lease losses, the provision for loan losses was $28,000 for the three months ended June 30, 2021, compared to $141,000 for the three months ended June 30, 2020, a decrease of $113,000, or 80.1% due to a higher provision in the three months ended June 30, 2020 related to increased risk and uncertainty due to the Covid-19 pandemic.

Noninterest Income. Noninterest income decreased $128,000, or 23.1%, to $425,000 for the three months ended June 30, 2021 from $553,000 for the three months ended June 30, 2020, due primarily to a 100% decrease in PPP SBA fee income of $207,000, partially offset by an increase in ATM fees of $64,000, or 37.4%, and an increase in service charges on deposit accounts of $21,000, or 20%, for the three months ended June 30, 2021. There was no PPP fee income in 2021.

Noninterest Expense. Noninterest expense increased $225,000, or 11.1%, to $2.2 million for the three months ended June 30, 2021 from $2.0 million for the three months ended June 30, 2020 primarily due to increases in salaries and employee benefits, data processing, director fees and contract services.

Salary and employee benefit expenses increased by $53,000, or 4.4%, to $1.3 million for the three months ended June 30, 2021 from $1.2 million for the three months ended June 30, 2020, due to normal salary increases and an increase in insurance cost, as well as the hire of an executive officer which increased salary expense in the second quarter. Directors’ fees also increased $20,000, or 32.8%, to $81,000 for the three months ended June 30, 2021 from $61,000 for the three months ended June 30, 2020 due to an increase in monthly director fees. Data processing expense increased by $17,000 primarily due to additional products, an increase in the number of loan and deposit accounts, and increased usage of online services. Contract services increased $51,000, or 42.1% to $172,000 for the three months ended June 30, 2021 from $121,000 for the three months ended June 30, 2020 due to an extraordinary executive recruiting expense of $50,000. Other expenses increased $76,000, or 31.1%, to $320,000 for the three months ended June 30, 2021 from $244,000 for the three months ended June 30, 2020, due primarily to increased audit and accounting fees.

Income Tax Expense. Income tax expense decreased by $29,000, or 45.3%, to $35,000 for the three months ended June30, 2021 from $64,000 for the three months ended June 30, 2020. The effective tax rate was 15.8% and 17.2% for the three months ended June 30, 2021 and 2020, respectively.

The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances. Average yields for loans (excluding PPP loans) include loan fees of $295,000 and $223,000 for the six months ended June 30, 2021 and 2020, respectively. No PPP loans were originated during the six months ended June 30, 2021 and $5.5 million in PPP loans were originated in the six months ending June 30, 2020. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Six Months Ended June 30,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
	(Unaudited)
Interest-earning assets:
Loans (excluding PPP loans)	$213,215	$4,798	4.50%	$184,519	$4,522	4.90%
Allowance for loan and lease losses	(1,562)			(1,116)
PPP loans	993	5	1.01%	1,647	10	1.21%
Securities	48,697	368	1.51%	47,027	485	2.06%
Restricted stock	2,025	9	0.89%	2,000	23	2.30%
Interest bearing deposits in banks	20,667	35	0.34%	19,059	178	1.87%
Federal funds sold	13,077	5	0.08%	1,760	5	0.57%
Total interest-earning assets	297,112	5,220	3.51%	254,896	5,223	4.10%
Noninterest-earning assets	21,094			19,475
Total assets	$318,206			$274,371

Interest-bearing liabilities:
Interest-bearing demand deposits	$67,659	115	0.34%	$45,971	87	0.38%
Regular savings and other deposits	66,839	127	0.38%	49,241	122	0.50%
Money market deposits	9,607	21	0.44%	11,241	56	1.00%
Certificates of deposit	75,759	528	1.39%	73,697	672	1.82%
Total interest-bearing deposits	219,864	791	0.72%	180,150	937	1.04%
Advances from the Federal Home Loan Bank	30,124	317	2.10%	33,055	361	2.18%
Other liabilities	372	5	2.69%	325	6	3.69%
Total interest-bearing liabilities	250,360	1,113	0.89%	213,530	1,304	1.22%
Noninterest-bearing demand deposits	33,185			26,945
Other noninterest-bearing liabilities	3,045			2,234
Total liabilities	286,590			242,709
Total members’ equity	31,616			31,662
Total liabilities and members’ equity	$318,206			$274,371
Net interest income		$4,107			$3,919
Net interest rate spread (1)			2.62%			2.88%
Net interest-earning assets (2)	$46,752			$41,366
Net interest margin (3)			2.76%			3.07%
Average interest-earning assets to interest-bearing liabilities			118.66%			119.37%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of the Operating Results for the Six Months Ended June 30, 2021 and June 30, 2020

Net Income. Net income was $430,000 for the six months ended June 30, 2021, compared to net income of $573,000 for the six months ended June 30, 2020, a decrease of $143,000, or 25.0%. The decrease was primarily due to a $141,000 decrease in non-interest income and a $338,000 increase in non-interest expense, partially offset by a $303,000 increase in net interest income after provision for loan losses.

Interest Income. Interest income decreased $3,000, or 0.1%, to remain at $5.2 million for the six months ended June 30, 2021. This decrease was the result of decreased interest income on securities, cash and cash equivalents and deposits in banks, but was offset by an increase in loan interest income due to increased loan volume.

Interest income on loans was $4.8 million for the six months ended June 30, 2021, compared to $4.6 million for the six months ended June 30, 2020, an increase of $276,000 or 6.1%, net of interest income on PPP loans of $5,000 and $10,000, respectively. This increase was primarily due to an increase of $28.7 million, or 15.6%, in the average balance of the loan portfolio to $213.2 million for the six months ended June 30, 2021 from $184.5 million for the six months ended June 30, 2020. This was partially offset by a decrease of 40 basis points, or 8.2%, in the average yield on loans from 4.90% for the six months ended June 30, 2020 to 4.50% for the six months ended June 30, 2021.

Interest income on securities declined $117,000, or 24.1%, from $485,000 for the six months ended June 30, 2020 to $368,000 for the six months ended June 30, 2021. This decline resulted from a decrease of 55 basis points, or 26.7%, in yield from 2.06% for the six months ended June 30, 2020 to 1.51% for the six months ended June 30 2020 partially offset by an increase in average securities of $1.7 million, or 3.6%, from $47.0 million for the six months ended June 30, 2020 to $48.7 million for the six months ended June 30, 2021. The rate decrease is reflective of the overall rate decline in average yields on mortgage backed securities. Despite lower yields in the current interest rate environment, we intend to continue to purchase mortgage backed securities as a part of our overall investment and liquidity management strategies.

Interest income from interest bearing deposits in banks declined $143,000, or 80.3%, from $178,000 for the six months ended June 30, 2020 to $35,000 for the six months ended June 30, 2021. This decline resulted from a decrease of 153 basis points, or 81.9%, in average yield from 1.87% for the six months ended June 30, 2020 to 0.34% for the six months ended June 30, 2021, which was partially offset by a $1.6 million, or 8.4%, increase in average deposits in banks from $19.1 million for the six months ended June 30, 2020 to $20.7 million for the six months ended June 30, 2021. There was also a decrease of 49 basis points, or 86.5%, in average yield on fed funds from 0.57% for the six months ended June 30, 2020 to 0.08% for the six months ended June 30, 2021, which was partially offset by a $11.3 million, or 643.0%, increase in average fed funds from $1.8 million for the six months ended June 30, 2020 to $13.1 million for the six months ended June 30, 2021. All of these declines in average yields are due to the decrease in market interest rates. Total interest earning assets increased by $42.2 million, or 16.6%, from $254.9 million at June 30, 2020 to $297.1 million at June 30, 2021, which was offset by a decrease in the yield on interest earning assets of 59 basis points, or 14.5%, from 4.10% on June 30, 2020 to 3.51% on June 30, 2021.

Interest Expense. Total interest expense decreased $191,000, or 14.6%, to $1.1 million for the six months ended June 30, 2021 from $1.3 million for the six months ended June 30, 2020 due to a decrease in the average cost of interest-bearing liabilities of 33 basis points, or 27.2%, from 1.22% for the six months ended June 30, 2020 to 0.89% for the six months ended June 30, 2021, primarily due to a decrease in market interest rates. Interest expense on deposit accounts decreased $146,000, or 15.6%, to $791,000 for six months ended June 30, 2021 from $937,000 for the six months ended June 30, 2020, due to a decrease in the average deposit cost of 32 basis points, or 30.8%, from 1.04% for the six months ended June 30, 2020 to 0.72% for the six months ended June 30, 2021, primarily the result of an overall decrease in market interest rates. This was partially offset by an increase of $39.7 million, or 22.0%, in the average deposit account balances from $180.2 million for the six months ended June 30, 2020 to $219.9 million for the six months ended June 30, 2021.

Interest expense on Federal Home Loan Bank advances decreased $44,000, or 12.2%, to $317,000 for the six months ended June 30, 2021 from $361,000 for the six months ended June 30, 2020. This decrease was due primarily to the decrease in the average balance of Federal Home Loan Bank advances of $2.9 million, or 8.9%, to $30.1 million for the six months ended June 30, 2021 from $33.0 million for the six months ended June 30, 2020 combined with a decrease in the average rate of eight basis points, or 3.6%, from 2.18% for the six months ended June 30, 2020 to 2.10% for the six months ended June 30, 2021.

Net Interest Income. Net interest income increased $188,000, or 4.8%, to $4.1 million for the six months ended June 30, 2021 from $3.9 million for the six months ended June 30, 2020 primarily due to a decrease in the average cost of 33 basis points, or 27.2%, from 1.22% for the six months ended June 30, 2020 to 0.89% for the six months ended June

30, 2021. The average balance of net interest-earning assets increased from $41.4 million for the six months ended June 30, 2020 to $46.7 million for the six months ended June 30, 2021, which offset a 26 basis point decrease in the net interest rate spread from 2.88% for the six months ended June 30, 2020 to 2.62% for the six months ended June 30, 2021. Net interest margin decreased 31 basis points, or 10.1%, to 2.76% for the six months ended June 30, 2021 from 3.07% for the six months ended June 30, 2020.

Provision for Loan and Lease Losses. Based on management’s analysis of the adequacy of allowance for loan and lease losses, the provision for loan losses was $30,000 for the six months ended June 30, 2021, compared to $145,000 for the six months ended June 30, 2020, a decrease of $115,000, or 79.3% resulting from an improvement in impaired loan risk.

Noninterest Income. Noninterest income decreased $141,000, or 14.8%, to $809,000 for the six months ended June 30, 2021 from $950,000 for the six months ended June 30, 2020, due primarily to a decrease in service charges on deposit accounts of $21,000, a decrease in other income of $6,000, and a decrease in PPP SBA fee income of $207,000 and a decrease in other service charges and fees of $12,000, partially offset by an increase in ATM fees of $111,000. The decrease in service charges on deposit accounts is primarily related to decreased overdraft fees.

Noninterest Expense. Noninterest expense increased $338,000, or 8.4%, to $4.4 million for the six months ended June 30, 2021 from $4.0 million for the six months ended June 30, 2020 primarily due to increases in salaries and employee benefits, data processing, director fees and contract services.

Salary and employee benefit expenses increased by $109,000, or 4.6%, to $2.5 million for the six months ended June 30, 2021 due to normal salary increases and an increase in insurance cost. Directors’ fees also increased $35,000, or 28.9%, to $156,000 for the six months ended June 30, 2021 from $121,000 for the six months ended June 30, 2020 due to an increase in monthly director fees. Data processing expense increased by $47,000, or 11.7%, to $448,000 for the six months ended June 30, 2021 primarily due to additional products, an increase in the number of loan and deposit accounts, and increased usage of online services. Contract services increased $57,000, or 24.3% to $291,000 for the six months ended June 30, 2021 due to an extraordinary professional expense of $50,000.

Income Tax Expense. Income tax expense decreased by $33,000, or 28.4%, to $83,000 for the six months ended June 30, 2021 from $116,000 for the six months ended June 30, 2020. The effective tax rate was 16.2% and 16.8% for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Dallas. At June 30, 2021, we had outstanding advances of $29.6 million from the Federal Home Loan Bank of Dallas. At June 30, 2021, we had unused borrowing capacity of $89.2 million with the Federal Home Loan Bank of Dallas. In addition, at June 30, 2021, we had a $10.0 million line of credit with Texas Independent Bankers Bank and a $5.0 million line of credit with First Horizon Bank. At June 30, 2021, there was no outstanding balance under either of these facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 included as part of the consolidated financial statements included in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2021, Mineola Community Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category.

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

At June 30, 2021
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$8,717	5.99%
300	$8,662	5.32%
200	$8,613	4.73%
100	$8,485	3.17%
Level	$8,224	—
(100)	$8,270	0.56%
(200)	$8,202	(0.27)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 4.73% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.27% decrease in net interest income.

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

At June 30, 2021
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$40,764	$(3,270)	(7.43)%	12.55%	41
300	$42,431	$(1,603)	(3.64)%	12.68%	54
200	$43,790	$(244)	(0.55)%	12.71%	57
100	$44,478	$444	1.01%	12.57%	43
Level	$44,034	—	—%	12.14%	—
(100)	$41,389	$(2,645)	(6.01)%	11.18%	(96)
(200)	$42,866	$(1,168)	(2.65)%	11.39%	(75)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.55% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 2.65% decrease in EVE.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” in Item 2 above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

During the quarter ended June 30, 2021, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2021, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

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

101

The following materials for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Members’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

TEXAS COMMUNITY BANCSHARES, INC.

Date: August 13, 2021	/s/ James H Herlocker, III
James H. Herlocker, III
Chairman, President and Chief Executive Officer

Date: August 13, 2021	/s/ Julie Sharff
Julie Sharff
Chief Financial Officer