Form 10-Q
period 2021-09-30
Texas Community Bancshares, Inc.
filed 2021-11-12
CIK 1849466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.   YES  ⌧    NO  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES  ⌧   NO  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 3,257,759 shares, par value $0.01 per share, of the Registrant’s common stock issued and 3,003,653 shares outstanding as of November 11, 2021.

Texas Community Bancshares, Inc.

Form 10-Q

EXPLANATORY NOTE

Texas Community Bancshares, Inc. (the “Company,” “we” or “our”) is the stock holding company for Mineola Community Bank, S.S.B. Effective July 14, 2021, the Company became the holding company for Mineola Community Bank, S.S.B. upon the completion of the conversion of Mineola Community Mutual Holding Company as the mutual holding company to Texas Community Bancshares, Inc. as the stock holding company form of organization. As of September 30, 2021, the conversion transaction had been completed.

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

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

September 30, 2021 and December 31, 2020

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Cash and due from banks	$5,673	$5,968
Federal funds sold	28,885	2,105
Cash and cash equivalents	34,558	8,073
Interest bearing deposits in banks	18,571	14,015
Securities available for sale	35,954	12,966
Securities held to maturity (fair values of $36,520 at September 30, 2021 and $34,970 at December 31, 2020)	36,039	34,328
Loans receivable, net of allowance for loan and lease losses of $1,592 at September 30, 2021 and $1,561 at December 31, 2020	216,733	213,239
Net investment in direct financing leases	105	32
Accrued interest receivable	789	963
Premises and equipment	6,292	6,383
Bank-owned life insurance	5,989	5,908
Foreclosed assets	209	209
Restricted investments carried at cost	2,034	2,024
Core deposit intangible	562	661
Mortgage servicing rights, net	8	12
Deferred income taxes	432	247
Other assets	592	578
	$358,867	$299,638
Liabilities and Shareholders' and Members' Equity
Liabilities
Noninterest bearing	$40,138	$31,439
Interest bearing	224,337	203,701
Total deposits	264,475	235,140
Advances from Federal Home Loan Bank	28,085	30,768
Accrued expenses and other liabilities	5,738	1,791
Total liabilities	298,298	267,699
Shareholders' and Members' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized,
none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized,
3,257,759 shares issued and 3,003,653 outstanding at September 30, 2021	33	—
Additional paid in capital	30,898	—
Retained earnings	32,043	31,811
Accumulated other comprehensive income	136	128
Unearned Employee Stock Ownership Plan ("ESOP") shares, at cost	(2,541)	—
Total shareholders' and members' equity	$60,569	$31,939
	$358,867	$299,638

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Interest Income
Loans, including fees	$2,392	$2,436	$7,196	$6,968
Debt securities
Taxable	172	175	472	575
Non taxable	21	42	88	127
Dividends on restricted investments	6	7	15	30
Federal funds sold	12	—	17	5
Deposits with banks	10	33	45	211
Total interest income	2,613	2,693	7,833	7,916
Interest Expense
Deposits	362	440	1,152	1,377
Advances from Federal Home Loan Bank	151	166	468	527
Other	3	3	8	9
Total interest expense	516	609	1,628	1,913
Net Interest Income	2,097	2,084	6,205	6,003
Provision for Loan and Lease Losses	14	66	44	211
Net Interest Income After Provision for Loan and Lease Losses	2,083	2,018	6,161	5,792
Noninterest Income
Service charges on deposit accounts	159	143	412	417
Other service charges and fees	260	235	752	835
Net appreciation on bank-owned life insurance	27	30	80	89
Other income	6	4	16	21
Total noninterest income	452	412	1,260	1,362
Noninterest Expenses
Salaries and employee benefits	1,316	1,309	3,808	3,692
Occupancy and equipment expense	174	177	542	530
Data processing	196	234	644	635
Contract services	125	127	416	361
Director fees	75	63	231	184
Other expense	883	274	1,501	817
Total noninterest expenses	2,769	2,184	7,142	6,219
Income (Loss) Before Income Taxes	(234)	246	279	935
Income Tax Expense (Benefit)	(36)	38	47	154
Net Income (Loss)	$(198)	$208	$232	$781

Earnings per share - basic	$(0.07)	N/A	$0.08	N/A
Earnings per share - diluted	$(0.07)	N/A	$0.08	N/A
Weighted-average shares outstanding - basic	2,999,612	N/A	2,999,612	N/A
Weighted-average shares outstanding - diluted	2,999,612	N/A	2,999,612	N/A

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Net Income (Loss)	$(198)	$208	$232	$781

Other items of comprehensive income (loss)
Change in unrealized appreciation (depreciation) on investment securities available for sale, before tax	51	(76)	10	225

Total other items of comprehensive income (loss)	51	(76)	10	225
Comprehensive Income (Loss) Before Tax	(147)	132	242	1,006
Income tax (expense) benefit related to other items of comprehensive (loss) income	(11)	16	(2)	(47)

Comprehensive (Loss) Income	$(158)	$148	$240	$959

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ and Members’ Equity (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

					Accumulated		Total
			Additional		Other	Unearned	Shareholders'
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	and Members’
Three Months Ended September 30, 2021 and 2020	Stock	Stock	Capital	Earnings	Income	Shares	Equity
Balance at July 1, 2021	$—	$—	$(748)	$32,241	$96	$—	$31,589
Net loss	—	—	—	(198)	—	—	(198)
Stock Issuance, net of conversion costs of $936	—	33	31,646				31,679
Net changes in fair value of available for sale securities, net of tax expense of $11	—	—	—	—	40	—	40
Leveraged ESOP Shares, 2,606,210 shares	—	—	—	—	—	(2,606)	(2,606)
ESOP shares earned, 6,515 shares	—	—	—	—	—	65	65
Balance at September 30, 2021	$—	$33	$30,898	$32,043	$136	$(2,541)	$60,569
Balance at July 1, 2020	$—	$—	$—	$31,635	$230	$—	$31,865
Net income	—	—	—	208	—	—	208
Net changes in fair value of available for sale securities, net of tax benefit of ($16)	—	—	—	—	(60)	—	(60)
Balance at September 30, 2020	$—	$—	$—	$31,843	$170	$—	$32,013

					Accumulated		Total
			Additional		Other	Unearned	Shareholders'
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	and Members’
Nine Months Ended September 30, 2021 and 2020	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Equity
Balance at January 1, 2021	$—	$—	$—	$31,811	$128	$—	$31,939
Net income	—	—	—	232	—	—	232
Stock issuance, net of conversion costs of $1,684	—	33	30,898	—	—	—	30,931
Net changes in fair value of available for sale securities, net of tax expense of $2	—	—	—	—	8	—	8
Leveraged ESOP shares, 2,606,210 shares	—	—	—	—	—	(2,606)	(2,606)
ESOP shares earned, 6,515 shares	—	—	—	—	—	65	65
Balance at September 30, 2021	$—	$33	$30,898	$32,043	$136	$(2,541)	$60,569

Balance at January 1, 2020	$—	$—	$—	$31,062	$(8)	$—	$31,054
Net income	—	—	—	781	—	—	781
Net changes in fair value of available for sale securities, net of tax expense of $47	—	—	—	—	178	—	178
Balance at September 30, 2020	$—	$—	$—	$31,843	$170	$—	$32,013

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	September 30,
	2021	2020

	(unaudited)
Operating Activities
Net income	$232	$781
Adjustments to reconcile net income to net cash from operating activities
Provision for loan and lease losses	44	211
Net amortization of securities	318	266
Depreciation and amortization	328	322
Appreciation on bank-owned life insurance	(80)	(89)
Deferred income tax	(187)	(89)
Net change in
Accrued interest receivable	173	(41)
Mortgage servicing rights	4	4
Other assets	(118)	13
Accrued expenses and other liabilities	4,050	538
Net Cash from Operating Activities	4,764	1,916
Investing Activities
Net change in interest bearing deposits in banks	(4,556)	3,821
Activity in available for sale securities
Purchases	(26,444)	(25,154)
Maturities, prepayments and calls	3,363	21,966
Activity in held to maturity securities
Purchases	(13,839)	(7,243)
Maturities, prepayments and calls	11,914	8,060
Purchases of restricted investments	(10)	(26)
Loan originations and principal collections, net	(3,538)	(29,071)
Net increase in net investment in direct financing leases	(73)	—
Additions to premises and equipment	(138)	(748)
Net Cash used for Investing Activities	(33,321)	(28,395)
Financing Activities
Net increase in deposits	29,335	24,702
Advances from FHLB and other borrowings	—	14,000
Payments on long term FHLB and other borrowings	(2,684)	(8,817)
Proceeds from issuance of common stock net of conversion costs	30,997	—
Loan to ESOP for purchase of common stock	(2,606)	—
Net Cash from Financing Activities	55,042	29,885
Net Change in Cash and Cash Equivalents	26,485	3,406
Cash and Cash Equivalents at Beginning of Period	8,073	5,530
Cash and Cash Equivalents at End of Period	$34,558	$8,936

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

Note 1 -    Summary of Significant Accounting Policies

General

Texas Community Bancshares, Inc. (the “Company”), a Maryland corporation and registered bank holding company, was incorporated on March 5, 2021 to become the holding company for Mineola Community Bank, SSB (the “Bank”) upon the conversion of Mineola Community Mutual Holding Company (“MHC”) from a mutual holding company to a stock holding company (the “Conversion”). The Conversion was completed on July 14, 2021. The Company’s shares began trading on the NASDAQ under the symbol TCBS on July 15, 2021. In connection with the Bank’s Conversion, the Company acquired 100% ownership of the Bank and the Company offered and sold 3,207,759 shares of its common stock at $10.00 per share, for gross offering proceeds of $32,078. The cost of the conversion and issuance of common stock was approximately $1,684, which was deducted from the gross offering proceeds. The Company also contributed 50,000 shares of its common stock and $75 of cash to Texas Community Bancshares Foundation, Inc. (the “Foundation”), a charitable foundation formed in connection with the Bank’s Conversion. The Bank’s employee stock ownership plan (“ESOP”) purchased 260,621 shares of the common stock sold by the Company, which was 8% of the 3,257,759 shares of common stock issued by the Company, including the shares contributed to the Foundation. The ESOP purchased the shares using a loan from the Company. The Company contributed $15,276 of the net proceeds from the offering to the Bank, loaned $2,606 of the net proceeds to the ESOP, contributed $75 to the Foundation and retained approximately $12,436 of the net proceeds.

Following conversion, voting rights in the Company are held and exercised exclusively by the shareholders of the Company. Deposit account holders continue to be insured by the FDIC. In connection with the Conversion, liquidation accounts were established by the Company and the Bank in an aggregate amount equal to (i) the MHC’s ownership interest in the stockholders’ equity of Mineola Community Financial Group, Inc. (the former subsidiary holding company of the Bank) as of the date of the latest statement of financial condition included in the Company’s definitive prospectus dated May 14, 2021, plus (ii) the value of the net assets of the MHC as of the date of the MHC’s latest statement of financial condition before the consummation of the Conversion (excluding the MHC’s ownership interest in Mineola Community Financial Group, Inc.). Each eligible account holder and supplemental eligible account holder is entitled to a proportionate share of the liquidation accounts in the event of a liquidation of (i) the Company and the Bank or (ii) the Bank, and only in such events. This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance. The Bank may not pay a dividend on its capital stock if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. In addition, the Company is subject to certain regulations related to the payment of dividends and the repurchase of its capital stock.

The Conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

Interim Financial Statements

The interim unaudited consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2021, or any other period. Certain prior period data presented in the consolidated financial statements have been reclassified to conform with the current period presentation. The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited consolidated financial statements and notes thereto of the MHC for the year ended December 31, 2020 included in the Company’s definitive Prospectus dated May 14, 2021. Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements for the year ended December 31, 2020, contained in the Company’s definitive Prospectus dated May 14, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Mineola Community Bank, S.S.B. and its wholly-owned subsidiary Mineola Financial Service Corporation, which is not actively being utilized. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted–average number of common shares outstanding during the period, including allocated and committed-to-be-released ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021

Net Income	$(198)	$232

Weighted-average shares outstanding for
basic earnings per share:
Average shares outstanding	3,257,759	3,257,759
Less: average unearned ESOP shares	(258,147)	(258,147)
Weighted-average shares outstanding for
basic earnings per share:	2,999,612	2,999,612

Additional dilutive shares	—	—
Weighted-average shares outstanding for
diluted earnings per share:	2,999,612	2,999,612
Basic and dilutive earnings per share	$(0.07)	$0.08

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

Note 2 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	September 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities
Residential mortgage-backed	$11,737	$209	$(54)	$11,892
Collateralized mortgage obligations	7,233	—	—	7,233
State and municipal	3,577	26	—	3,603
Total debt securities	22,547	235	(54)	22,728
U.S. government and agency	13,235	4	(13)	13,226
Total securities available for sale	$35,782	$239	$(67)	$35,954
Held to Maturity
Debt Securities
Residential mortgage-backed	$33,626	$589	$(123)	$34,092
State and municipal	2,413	20	(5)	2,428
Total securities held to maturity	$36,039	$609	$(128)	$36,520

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$11,936	$202	$(76)	$12,062
State and municipal	868	36	—	904
Total securities available for sale	$12,804	$238	$(76)	$12,966
Held to Maturity
Debt Securities:
Residential mortgage-backed	$28,407	$651	$(49)	$29,009
State and municipal	5,921	40	—	5,961
Total securities held to maturity	$34,328	$691	$(49)	$34,970

During the nine months ended September 30, 2021 and 2020, the Company had no sales of available for sale securities or held to maturity securities.

At September 30, 2021 and December 31, 2020, securities with a carrying value of $2,763 and $2,680, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2021, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$—	$—
Due from one to five years	8,443	8,456	1,139	1,156
Due in five to ten years	7,611	7,615	134	137
After ten years	758	758	1,140	1,135
Residential mortgage-backed	11,737	11,892	33,626	34,092
Collateralized mortgage obligations	7,233	7,233	—	—
Total	$35,782	$35,954	$36,039	$36,520

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2021
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (9,7)	$10,274	$(81)	$8,610	$(96)
State and municipal (1)	1,135	(5)	—	—
U.S. government and agency (7)	7,020	(13)	—	—
Total	$18,429	$(99)	$8,610	$(96)

December 31, 2020
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (5)	$8,298	$(125)	$—	$—
State and municipal	—	—	—	—
Total	$8,298	$(125)	$—	$—

Mortgage-backed securities

The unrealized losses on the Company’s investments in residential mortgage-backed securities were caused by market interest rate increases and increases in prepayment speeds. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by agencies of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and increases in prepayment speeds and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021 or December 31, 2020.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

Other-than-temporary impairment

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) evaluation by the Company of (a) its intent to sell a debt security prior to recovery and (b) whether it is more likely than not the Company will have to sell the debt security prior to recovery. As of September 30, 2021 and December 31, 2020, no investment securities were other-than-temporarily impaired.

Note 3 -   Loans and Leases

A summary of the balances of loans and leases follows:

	September 30,	December 31,
	2021	2020
Real estate	$206,716	$201,660
Agriculture	299	358
Commercial	5,896	8,665
Consumer and other	5,519	4,149
Subtotal	218,430	214,832
Less allowance for loan and lease losses	(1,592)	(1,561)
Loans and leases, net	$216,838	$213,271

Paycheck Protection Program (PPP) Loans

In March 2020, the United States government passed legislation designed to help the nation’s economy recover from the coronavirus disease 2019 (“COVID‐19”) pandemic. This legislation is called the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which provides economy‐wide financial stimulus in the form of financial aid to individuals, businesses, nonprofit entities, states and municipalities. The CARES Act temporarily added a new product titled the “Paycheck Protection Program” (PPP) to the U.S. Small Business Administration’s loan program. The CARES Act permits the SBA to guarantee 100 percent of these loans and also provides for forgiveness of up to the full principal amount of these loans. As of September 30, 2021, the Company originated $5,484 in PPP loans of which $5,449 had been forgiven. Additionally, the Company recognized $5 and $24 of PPP loan interest in interest income during the nine months ended September 30, 2021 and 2020, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

The following tables set forth information regarding the activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2021 and 2020 and balances as of September 30, 2021 and December 31, 2020:

	September 30, 2021
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Allowance for loan and lease losses:
Three-months ended
Beginning balance, July 1, 2021	$1,170	$—	$362	$52	$1,584
Charge-offs	—	—	—	(9)	(9)
Recoveries	—	—	—	3	3
Provision (credit)	8	2	(7)	11	14
Ending balance, September 30, 2021	$1,178	$2	$355	$57	$1,592

Nine-months ended
Beginning balance, January 1, 2021	$1,171	$2	$355	$33	$1,561
Charge-offs	—	—	—	(30)	(30)
Recoveries	—	—	—	17	17
Provision	7	—	—	37	44
Ending balance, September 30, 2021	$1,178	$2	$355	$57	$1,592
Balance, September 30, 2021 allocated to loans and leases individually evaluated for impairment	$8	$—	$300	$—	$308
Balance, September 30, 2021 allocated to loans and leases collectively evaluated for impairment	$1,170	$2	$55	$57	$1,284
Loans and leases receivable
Balance, September 30, 2021 loans and leases individually evaluated for impairment	$2,304	$—	$489	$—	$2,793
Balance, September 30, 2021 loans and leases collectively evaluated for impairment	204,412	299	5,407	5,519	215,637
Ending balance, September 30, 2021	$206,716	$299	$5,896	$5,519	$218,430

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

	September 30, 2020
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Allowance for loan and lease losses:
Three-months ended
Beginning balance, July 1, 2020	$1,054	$1	$158	$29	$1,242
Charge-offs	—	—	—	(7)	(7)
Recoveries	—	—	—	1	1
Provision	57	1	4	4	66
Ending balance, September 30, 2020	$1,111	$2	$162	$27	$1,302

Nine-months ended
Beginning balance, January 1, 2020	$937	$3	$128	$36	$1,104
Charge-offs	—	—	—	(20)	(20)
Recoveries	—	—	—	7	7
Provision (credit)	174	(1)	34	4	211
Ending balance, September 30, 2020	$1,111	$2	$162	$27	$1,302

	December 31, 2020
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Ending balance allocated to loans and leases individually evaluated for impairment	$8	$—	$300	$—	$308
Ending balance allocated to loans and leases collectively evaluated for impairment	$1,163	$2	$55	$33	$1,253
Loans and leases receivable
Loans and leases individually evaluated for impairment	$2,488	$—	$622	$2	$3,112
Loans and leases collectively evaluated for impairment	199,172	358	8,043	4,147	211,720
Ending balance	$201,660	$358	$8,665	$4,149	$214,832

Internal Risk Categories

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

Special Mention loans show clear signs of financial weaknesses or deterioration in credit worthiness; however, such concerns are not so pronounced that the Company generally expects to experience significant loss within the short-term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits rated more harshly.

Substandard loans are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses exist in collateral. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to strengthen the Company’s position, and/or to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.

Doubtful loans are those in which full collection of principal appears highly questionable, and which some degree of loss is anticipated, even though the ultimate amount of loss may not yet be certain and/or other factors exist which could affect collection of debt. Based upon available information, positive action by the Company is required to avert or minimize loss. Credits with this classification have often become collateral dependent and any shortage in collateral or other likely loss amount is recorded as a specific valuation allowance. Credits rated doubtful are generally also placed on nonaccrual.

Loss rated loans are those that are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Pass rated loans are those not considered criticized. In addition to this primary credit quality indicator, the Company uses other credit quality indicators for certain types of loans.

The following table sets forth information regarding the internal classification of the loan and lease portfolio:

	September 30, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Real estate
Construction and land	$17,737	$926	$328	$—	$—	$18,991
Farmland	4,971	—	361	—	—	5,332
1‑4 Residential & multi-family	156,567	45	1,998	—	—	158,610
Commercial real estate	22,484	—	1,299	—	—	23,783
Agriculture	299	—	—	—	—	299
Commercial	5,392	—	55	449	—	5,896
Consumer and other	5,422	14	83	—	—	5,519
Total	$212,872	$985	$4,124	$449	$—	$218,430

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

	December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Real estate
Construction and land	$22,467	$—	$328	$—	$—	$22,795
Farmland	5,306	—	310	—	—	5,616
1‑4 Residential & multi-family	141,371	664	1,811	—	—	143,846
Commercial real estate	28,062	—	1,341	—	—	29,403
Agriculture	358	—	—	—	—	358
Commercial	8,043	—	56	566	—	8,665
Consumer and other	4,130	2	17	—	—	4,149
Total	$209,737	$666	$3,863	$566	$—	$214,832

The following table sets forth information regarding the credit risk profile based on payment activity of the loan and lease portfolio:

	September 30, 2021			December 31, 2020
		Non-			Non-
	Performing	performing	Total	Performing	performing	Total
Real estate
Construction and land	$18,991	$—	$18,991	$22,795	$—	$22,795
Farmland	5,140	192	5,332	5,306	310	5,616
1‑4 Residential & multi-family	158,012	598	158,610	143,317	529	143,846
Commercial real estate	23,655	128	23,783	29,403	—	29,403
Agriculture	299	—	299	358	—	358
Commercial	5,407	489	5,896	8,634	31	8,665
Consumer and other	5,519	—	5,519	4,146	3	4,149
Total	$217,023	$1,407	$218,430	$213,959	$873	$214,832

The following table sets forth information regarding the delinquencies not on nonaccrual within the loan and lease portfolio:

	September 30, 2021
						Recorded
		90 Days				Investment
	30‑89 Days	and	Total		Total	> 90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
Real estate
Construction and land	$138	$1,253	$1,391	$17,600	$18,991	$1,253
Farmland	169	—	169	5,163	5,332	—
1‑4 Residential & multi-family	321	274	595	158,015	158,610	—
Commercial real estate	—	—	—	23,783	23,783	—
Agriculture	—	—	—	299	299	—
Commercial	—	—	—	5,896	5,896	—
Consumer and other	37	—	37	5,482	5,519	—
Total	$665	$1,527	$2,192	$216,238	$218,430	$1,253

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

	December 31, 2020
						Recorded
		90 Days				Investment
	30‑89 Days	and	Total		Total	> 90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
Real estate
Construction and land	$286	$—	$286	$22,509	$22,795	$—
Farmland	—	—	—	5,616	5,616	—
1‑4 Residential & multi-family	344	—	344	143,502	143,846	—
Commercial real estate	—	—	—	29,403	29,403	—
Agriculture	—	—	—	358	358	—
Commercial	44	—	44	8,621	8,665	—
Consumer and other	5	—	5	4,144	4,149	—
Total	$679	$—	$679	$214,153	$214,832	$—

The following table sets forth information regarding the nonaccrual status within the loan and lease portfolio as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Real estate
Farmland	$192	$310
1‑4 Residential & multi-family	598	529
Commercial real estate	128	—
Commercial	489	31
Consumer and other	—	3
Total	$1,407	$873

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged‐off is reversed against interest income. The interest on these loans is accounted for on the cash‐basis or cost‐recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the three and nine months ended September 30, 2021 and 2020.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

The following table presents interest income recognized on impaired loans for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Real estate
1‑4 Residential & multi-family	$4	$2	$23	$7
Commercial real estate	22	2	51	5
Commercial	6	9	20	24
Consumer and other	—	—	1	—
	$32	$13	$95	$36

The following table sets forth information regarding impaired loans as of September 30, 2021:

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance
Real estate
Farmland	$192	$240	$—	$251
1‑4 Residential & multi-family	813	855	—	825
Commercial real estate	128	128	—	132
Commercial	177	179	—	104

With a related allowance
Real estate
Commercial real estate	1,171	1,171	8	1,188
Commercial	312	312	300	452

Total
Real estate
Farmland	192	240	—	251
1-4 Residential & multi-family	813	855	—	825
Commercial real estate	1,299	1,299	8	1,320
Commercial	489	491	300	556
	$2,793	$2,885	$308	$2,952

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

The following table sets forth information regarding impaired loans as of December 31, 2020:

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance
Real estate
Farmland	$310	$340	$—	$322
1‑4 Residential & multi-family	837	873	—	897
Commercial real estate	136	136	—	141
Commercial	31	32	—	106
Consumer and other	2	3	—	5

With a related allowance
Real estate
Commercial real estate	1,205	1,205	8	1,205
Commercial	591	591	300	462

Total
Real estate
Farmland	310	340	—	322
1-4 Residential & multi-family	837	873	—	897
Commercial real estate	1,341	1,341	8	1,346
Commercial	622	623	300	568
Consumer and other	2	3	—	5
	$3,112	$3,180	$308	$3,138

During the nine months ended September 30, 2021, there were two modifications resulting in troubled debt restructurings totaling approximately $90. The first loan is a single-family residence with an outstanding balance of approximately $69 as of September 30, 2021 and a second loan in commercial and industrial with an outstanding balance of approximately $14 as of September 30, 2021.

There were no troubled debt restructurings that occurred during the nine months ended September 30, 2020.

There have been no subsequently defaulted troubled debt restructurings. At September 30, 2021 and December 31, 2020, the Company had no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

At September 30, 2021 and December 31, 2020, the Company had a recorded investment of $502 and $433, respectively, of troubled debt restructured loans. The Company has no current commitments to loan additional funds to the borrowers whose loans have been modified.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At September 30, 2021 and December 31, 2020, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30,	December 31,
	2021	2020
Commitments to extend credit	$28,451	$22,403

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

The Company is party to an agreement with the Federal Reserve Bank of Boston that provides the Company with a federal funds line of credit in an amount tied to securities on deposit with that bank. The Company pays no fees for this line of credit and has not drawn upon it. The Company is party to agreements with its correspondent banks that provide the Company with lines for up to $15,000 federal funds line of credit to support overnight funding needs. The Company pays no fees for this line of credit and has not drawn upon it. The lines renew annually.

At September 30, 2021, the Company had no commitments to purchase securities.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated statements of financial condition.

Note 5 -   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Nine Months Ended
	September 30,
	2021	2020
Supplemental cash flow information:
Cash paid for
Interest	$1,670	$1,950
Income taxes	275	237

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At September 30, 2021 and December 31, 2020, the Bank’s CBLR ratio was 13.07% and 10.49%, respectively, which exceeded all regulatory capital requirements under the CBLR framework and the Bank was considered to be “well-capitalized.”

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

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

The fair value hierarchy is as follows:

●	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
●	Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3 Inputs – Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There have been no changes in valuation techniques during the periods ended September 30, 2021 and December 31, 2020, respectively.

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

Available for Sale Securities – Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

Foreclosed Assets – Fair values are valued at the time the loan is foreclosed upon and the asset is transferred from loans. The value is based upon primarily third-party appraisals, less estimated costs to sell. The appraisals are

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available-for-sale securities
Residential mortgage-backed	$—	$11,892	$—	$11,892
Collateralized mortgage obligations	—	7,233	—	7,233
State and municipal	—	3,603	—	3,603
U.S. Government and agency	—	13,226	—	13,226
Total financial assets	$—	$35,954	$—	$35,954

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available-for-sale securities
Residential mortgage-backed	$—	$12,062	$—	$12,062
State and municipal	—	904	—	904
Total financial assets	$—	$12,966	$—	$12,966

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$1,175	$1,175
Nonfinancial assets
Foreclosed assets	—	—	209	209

	$—	$—	$1,384	$1,384

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$1,487	$1,487
Nonfinancial assets
Foreclosed assets	—	—	209	209
	$—	$—	$1,696	$1,696

During the nine months ended September 30, 2021 and 2020, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based upon the fair value of the underlying collateral. At September 30, 2021, impaired loans with a carrying value of $1,483 were reduced by specific valuation allowance allocations totaling $308 to a reported fair value of $1,175. At December 31, 2020, impaired loans with a carrying value of $1,795 were reduced by specific valuation allowance allocations totaling $308 to a reported fair value of $1,487. The fair value of impaired loans is determined based on collateral valuations utilizing Level 3 valuation inputs. $0 was charged to the provision for loan and lease losses as a result of the valuation allowance for the nine months ended September 30, 2021 and 2020.

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	September 30, 2021	Technique	Inputs	Values

		Appraisal of	Appraisal
Impaired loans	$1,175	collateral (1)	adjustment	10-25%

		Appraisal of	Appraisal
Foreclosed assets	$209	collateral (1)	adjustment	10-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2020	Technique	Inputs	Values

		Appraisal of	Appraisal
Impaired loans	$1,487	collateral (1)	adjustment	10-25%

		Appraisal of	Appraisal
Foreclosed assets	$209	collateral (1)	adjustment	10-25%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value	Total Carrying Value
Financial assets
Cash and cash equivalents	$34,558	$—	$—	$34,558	$34,558
Interest bearing deposits in banks	18,571	—	—	18,571	18,571
Securities held to maturity	—	36,520	—	36,520	36,039
Loans, net	—	—	218,326	218,326	216,733
Net investment in direct financing leases	—	—	105	105	105
Interest receivable	789	—	—	789	789
Restricted investments carried at cost	—	2,034	—	2,034	2,034
Mortgage servicing rights	—	—	8	8	8
Financial liabilities
Deposits	—	—	264,644	264,644	264,475
Federal Home Loan Bank advances	—	—	29,130	29,130	28,085
Interest payable	137	—	—	137	137

	December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value	Total Carrying Value
Financial assets
Cash and cash equivalents	$8,073	$—	$—	$8,073	$8,073
Interest bearing deposits in banks	14,015	—	—	14,015	14,015
Securities held to maturity	—	34,970	—	34,970	34,328
Loans, net	—	—	214,362	214,362	213,239
Net investment in direct financing leases	—	—	32	32	32
Interest receivable	963	—	—	963	963
Restricted investments carried at cost	—	2,024	—	2,024	2,024
Mortgage servicing rights	—	—	12	12	12
Financial liabilities
Deposits	—	—	235,246	235,246	235,140
Federal Home Loan Bank advances	—	—	32,297	32,297	30,768
Interest payable	180	—	—	180	180

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

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

Note 8 -   Employee Stock Ownership Plan (“ESOP”)

In connection with the Conversion, Mineola Community Bank established an Employee Stock Ownership Plan (“ESOP) for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase 260,621shares (approximately 8.0% of the common stock issued in connection with the Conversion). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation. Participants will vest in their accrued benefits determined by the years of service for vesting purposes. Vesting is accelerated upon retirement, death or disability of the participant, or a change in control of the Company. Forfeitures will be reallocated to remaining participants. Benefits may be payable upon retirement, death, disability, separation of service, or termination of the ESOP.

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $102 for the three and nine months ended September 30, 2021.

A summary of the ESOP shares are as follows:

	September 30, 2021	December 31, 2020
Shares allocated to participants	—	—
Shares released to participants	6,515	—
Unreleased Shares	254,106	—

Total	260,621	—

Fair value of unreleased shares	$3,989	$—

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands, except share and per share data)

Note 9 -   Recently Issued But Not Yet Effective Accounting Pronouncements

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Texas Community Bancshares, Inc.’s (“the Company”) consolidated financial condition at September 30, 2021 and consolidated results of operations for the three and nine months ended September 30, 2021 and 2020. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	conditions relating to the COVID-19 pandemic, including the severity, scope and duration of the associated economic slowdown either nationally or in our market areas, that are worse than expected;
●	government action in response to the COVID-19 pandemic and its effects on our business and operations;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	declines in yields on our assets resulting from the current low interest rate environment;
●	fluctuation in the demand for construction loans in our market area due to increased cost of building materials and their availability;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses;
●	estimated costs and provisions associated with the implementation of the Current Expected Credit Losses (CECL) methodology, the new standard for estimating the allowance for loan and lease losses, being greater than anticipated;
●	risks related to a high concentration of loans secured by real estate located in our market area;

●	our ability to control costs when hiring employees in a highly competitive environment;
●	our ability to control cost and expenses, particularly those associated with operating a publicly traded company;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or strategic plan implementation
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Summary of Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The Jumpstart Our Business Startups Act of 2012 (JOBS Act) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. However, we have determined not to take advantage of the benefits of this extended transition period.

The following represent our significant accounting policies:

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is a reserve for estimated probable credit losses on individually evaluated loans determined to be impaired as well as estimated probable credit losses inherent in the loan portfolio. Actual credit losses, net of recoveries, are deducted from the allowance for loan and lease losses. Loans are charged off when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance for loan and lease losses. A provision for loan and lease losses, which is a charge against earnings, is recorded to bring the allowance for loan and lease losses to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. Management’s evaluation process used to determine the appropriateness of the allowance for loan and lease losses is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect probable credit losses. Because interpretation and analysis involves judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated loan and lease losses and therefore the appropriateness of the allowance for loan and lease losses could change significantly.

The allocation methodology applied by the Company is designed to assess the appropriateness of the allowance for loan and lease losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan and lease losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan and lease losses was adequate at September 30, 2021 and December 31, 2020. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan and lease losses. As a result of such reviews, we may have to adjust our allowance for loan and lease losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan and lease losses as the process is the responsibility of the Company and any increase or decrease in the allowance is the responsibility of management.

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

The Company files consolidated federal income tax returns with Mineola Community Bank. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. We may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total Assets. Total assets were $358.9 million at September 30, 2021, an increase of $59.2 million, or 19.8%, when compared to total assets of $299.6 million at December 31, 2020. The increase in total assets is reflective of the net proceeds of $27.8 million from our common stock offering as part of the mutual-to-stock conversion on July 14, 2021. The conversion proceeds and existing cash balances were used to increase our investment portfolio by $24.7 million, or 52.2%, to $72.0 million at September 30, 2021 and our portfolio of net loans by $3.6 million, or 1.7%, to $216.8 million during the nine months ended September 30, 2021. Additionally, our investments in interest bearing deposits in banks increased by $4.6 million and our cash balances increased by $26.5 million during the nine months ended September 30, 2021.

Cash and Cash Equivalents. Cash and cash equivalents increased $26.5 million, or 328.1%, to $34.6 million (which includes fed funds sold of $28.9 million) at September 30, 2021 from $8.1 million (which includes fed funds sold of $2.1 million) at December 31, 2020. This increase is primarily due to an increase in deposits of $29.3 million during the nine months ended September 30, 2021, in addition to the net proceeds from the common stock offering of $27.8 million.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks were $18.6 million at September 30, 2021 compared to $14.0 million at December 31, 2020, an increase of $4.6 million, or 32.5%. The increase was due primarily to an increase in deposits of $29.3 million, or 12.5%, during the nine months ended September 30, 2021 combined with conversion proceeds of $27.8 million.

Securities Available for Sale. Securities available for sale increased by $23.0 million, or 177.3%, to $36.0 million at September 30, 2021 from $13.0 million at December 31, 2020. This increase is due primarily to securities purchased totaling $26.4 million in the nine months ended September 30, 2021 made with conversion proceeds. These purchases include $13.2 million in US Treasuries ranging in maturity from 3-10 years, $7.2 million in collateralized mortgage obligations (CMO), and $2.9 million in municipal securities. In addition, $3.1 million in mortgage backed securities (MBS) purchases were made in the nine months ended September 30, 2021. These purchases were partially offset by $3.2 million in paydowns on MBS, and a $200,000 municipal security that was called.

Securities Held to Maturity. Securities held to maturity increased by $1.7 million, or 5.0%, to $36.0 million at September 30, 2021 from $34.3 million at December 31, 2020. This increase was due primarily to purchases of $13.8 million in MBS made during the nine months ended September 30, 2021, partially offset by MBS principal repayments of $8.4 million and calls on municipal securities totaling $3.5 million.

Loans and Leases Receivable, Net. Net loans and leases increased $3.6 million, or 1.7%, to $216.8 million at September 30, 2021 from $213.3 million at December 31, 2020. During the nine months ended September 30, 2021, loan originations totaled $77.5 million of which $17.6 million were renewals or refinances of existing loans with Mineola Community Bank, resulting in originations of new loans of $59.8 million. During the nine months ended September 30, 2021, one to four family residential real estate loans increased $14.8 million, or 10.3%, to $158.6 million at September 30, 2021 from $143.8 million at December 31, 2020. Commercial Real estate loans decreased $5.6 million, or 19.1%, to $23.8 million at September 30, 2021; farmland loans decreased $284,000, or 5.1%, to $5.3 million at September 30, 2021; construction and development loans (including raw land) decreased $2.1 million, or 20.6%, to $8.0 million at September 30 2021, funded residential construction loans decreased $1.7 million, or 13.6%, to $11.0 million at September 30, 2021; commercial and industrial loans decreased $2.8 million, or 32.0%, to $5.9 million (this includes a reduction in PPP loans of $4.0 million, or 99.1%, to $37,000) at September 30, 2021; municipal loans increased $1.1 million, or 588.4%, to $1.2 million at September 30, 2021; consumer loans increased $372,000, or 9.6%, to $4.2 million at September 30, 2021; and agricultural loans and other consumer loans decreased by $125,000, or 26.8%, to $341,000 at September 30, 2021. During the nine months ended September 30, 2021, there were $57.8 million in loan principal payoffs and $9.1 million in monthly principal payments received for a total reduction in principal of $66.8 million. During the nine months ended September 30, 2021, construction loans in process (not fully funded) decreased $1.7 million, or 7.5% to $21.3 million at September 30, 2021. Construction loans continue to be an important segment of our loan portfolio which is a reflection of the strong housing demand in our primary market area.

Deposits. Deposits increased $29.3 million, or 12.5%, to $264.5 million at September 30, 2021 from $235.1 million at December 31, 2020. Core deposits (defined as all deposits other than certificates of deposit) increased $30.4 million, or 19.1%, to $189.8 million at September 30, 2021 from $159.4 million at December 31, 2020. Certificates of deposit decreased $1.1 million, or 1.5%, to $74.7 million at September 30, 2021 from $75.8 million at December 31, 2020. At September 30, 2021, there were no brokered deposits. The additional growth in deposits in 2021 was significantly impacted by higher customer balances resulting from tax refund deposits and various forms of COVID-19 relief, primarily government stimulus payments. The decrease in certificates of deposit is primarily due to the low interest rate environment combined with our strategy to reduce these higher cost time deposits.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank of Dallas decreased by $2.7 million or 8.7%, to $28.1 million at September 30, 2021 from $30.8 million at December 31, 2020 due to scheduled monthly payments of principal on amortizing advances and the payoff of an advance that matured.

Shareholders’ Equity. Total shareholders’ equity increased by $28.6 million, or 89.6%, to $60.6 million at September 30, 2021 from $31.9 million at December 31, 2020. The increase was primarily the result of the mutual to stock conversion on July 14, 2021. Gross proceeds from the sale of common stock of $30.4 million was reduced by $2.6 million with the establishment of the Mineola Community Bank leveraged ESOP, for a net addition to equity of $27.8 million. Retained earnings was increased by consolidated income for the nine months ended September 30, 2021 of $232,000.

At September 30, 2021, Mineola Community Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes, as permitted by the CARES Act. At September 30, 2021, a community bank leverage ratio of at least 8.5% is required to be considered “well capitalized” under regulatory requirements. At September 30, 2021, Mineola Community Bank was well capitalized and had a ratio of 13.07%.

The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances. Average yields for loans (excluding PPP loans) include loan fees of $134,000 and $189,000 for the three months ended September 30, 2021 and 2020, respectively. No PPP loans were originated during the three months ended September 30, 2021 or the three months ended September 30, 2020. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Three Months Ended September 30,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
	(Unaudited)
Interest-earning assets:
Loans (excluding PPP loans)	$219,838	$2,391	4.35%	$198,140	$2,422	4.89%
Allowance for loan and lease losses	(1,590)			(1,262)
PPP loans	189	1	2.12%	5,485	14	1.02%
Securities	55,168	193	1.40%	51,098	217	1.70%
Restricted stock	2,031	6	1.18%	2,015	7	1.39%
Interest bearing deposits in banks	16,963	10	0.24%	13,560	33	0.97%
Federal funds sold	40,393	12	0.12%	2,249	—	0.05%
Total interest-earning assets	332,992	2,613	3.14%	271,285	2,693	3.97%
Noninterest-earning assets	21,180			20,905
Total assets	$354,172			$292,190

Interest-bearing liabilities:
Interest-bearing demand deposits	$71,668	60	0.33%	$51,325	44	0.34%
Regular savings and other deposits	71,311	66	0.37%	53,281	55	0.41%
Money market deposits	9,281	7	0.30%	10,671	16	0.60%
Certificates of deposit	75,418	229	1.21%	75,876	325	1.71%
Total interest-bearing deposits	227,678	362	0.64%	191,153	440	0.92%
Advances from the Federal Home Loan Bank	28,279	151	2.12%	32,907	166	2.02%
Other liabilities	410	3	2.93%	330	3	3.66%
Total interest-bearing liabilities	256,367	516	0.80%	224,390	609	1.09%
Noninterest-bearing demand deposits	48,569			32,304
Other noninterest-bearing liabilities	4,421			3,325
Total liabilities	309,357			260,019
Total members’ equity	44,815			32,171
Total liabilities and members’ equity	$354,172			$292,190
Net interest income		$2,097			$2,084
Net interest rate spread (1)			2.33%			2.89%
Net interest-earning assets (2)	$76,625			$46,895
Net interest margin (3)			2.52%			3.07%
Average interest-earning assets to interest-bearing liabilities			129.89%			120.90%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of the Operating Results for the Three Months Ended September 30, 2021 and September 30, 2020

Net Income (Loss). We had a net loss of $198,000 for the three months ended September 30, 2021, compared to net income of $208,000 for the three months ended September 30, 2020, a decrease of $406,000, or 195.2%. The decrease in net income was primarily due to a $575,000 charitable contribution to initially fund TCBS Foundation, Inc. as part of the conversion transaction. This was partially offset by a $13,000 increase in net interest income, a $40,000 increase in noninterest income and a $52,000 decrease in provision for loan and lease losses when comparing the three months ended September 30, 2021 to the three months ended September 30, 2020.

Interest Income. Interest income decreased $80,000, or 3.0%, to $2.6 million for the three months ended September 30, 2021 from $2.7 million for the three months ended September 30, 2020. This was primarily the result of a decreased yield on interest earning assets of 83 basis points, or 21%, from 3.97% for the three months ended September 30, 2020 to 3.14% for the three months ended September 30, 2021. The increase in average interest earnings assets of $61.7 million, or 22.7%, from $271.3 million at September 30, 2020 to $333.0 million at September 30, 2021 could not offset the decrease in overall average yield with the current investment mix.

Interest income on loans remained flat at $2.4 million for the three months ended September 30, 2021and 2020, although the average loan volume increased $21.7 million, or 11%, to $219.8 million at September 30, 2021 from $198.1 million at September 30, 2020. The average yield on loans decreased 54 basis points, or 11%, from 4.89% for the three months ended September 30, 2020 to 4.35% for the three months ended September 30, 2021.

Interest income on securities declined $24,000, or 11.1%, from $217,000 for the three months ended September 30, 2020 to $193,000 for the three months ended September 30, 2021. This decline resulted from a decrease of 30 basis points, or 17.6%, in yield from 1.70% for the three months ended September 30, 2020 to 1.40% for the three months ended September 30, 2021, partially offset by an increase in average securities of $4.1 million, or 8.0%, from $51.1 million for the three months ended September 30, 2020 to $55.2 million for the three months ended September 30, 2021. The rate decrease is reflective of the overall decline in average yields on securities. Despite lower yields in the current interest rate environment, we plan to continue to purchase securities with funds currently being held in cash and investments in banks as a part of our overall investment strategy.

Interest income from interest bearing deposits in banks declined $23,000, or 69.7%, from $33,000 for the three months ended September 30, 2020 to $11,000 for the three months ended September 30, 2021. This decline resulted from a decrease of 74 basis points, or 75.8%, in yield from .97% for the three months ended September 30, 2020 to 0.24% for the three months ended September 30, 2021, partially offset with a $3.4 million, or 25.1%, increase in deposits in banks from $13.6 million for the three months ended September 30, 2020 to $17.0 million for the three months ended September 30, 2021. There was an increase of 7 basis points, or 122.7%, in yield on fed funds from 0.05% for the three months ended September 30, 2020 to 0.12% for the three months ended September 30, 2021, combined with a $38.1 million, or 1,696.0%, increase in fed funds from $2.2 million for the three months ended September 30, 2020 to $40.4 million for the three months ended September 30, 2021. The large increase in fed funds is primarily a result of the mutual to stock conversion. The decline in average yields is primarily due to the overall decrease in market interest rates.

Interest Expense. Total interest expense decreased $93,000, or 15.3%, to $516,000 for the three months ended September 30, 2021 from $609,000 for the three months ended September 30, 2020 due to a decrease in the average cost of interest-bearing liabilities of 28 basis points, or 25.8%, from 1.09% for the three months ended September 30, 2020 to 0.81% for the three months ended September 30, 2021, primarily due to a decrease in deposit costs. Interest expense on deposit accounts decreased $78,000, or 17.7%, to $362,000 for three months ended September 30, 2021 from $440,000 for the three months ended September 30, 2020, due to a decrease in the average deposit cost of 28 basis points, or 30.9%, from .92% for the three months ended September 30, 2020 to 0.64% for the three months ended September 30, 2021, primarily the result of an overall decrease in market interest rates. This was partially offset by an increase of $36.5 million, or 19.1%, in the deposit account balances from $191.2 million for the three months ended September 30, 2020 to $227.7 million for the three months ended September 30, 2021, with the increase being in lower-cost interest bearing transaction accounts.

Interest expense on Federal Home Loan Bank advances decreased $15,000, or 9.0%, to $151,000 for the three months ended September 30, 2021 from $166,000 for the three months ended September 30, 2020. This decrease was due primarily to a decrease in advances of $4.6 million, or 14.1%, to $28.3 million for the three months ended September 30, 2021 from $32.9 million for the three months ended September 30, 2020 combined with an increase in the average rate of 12 basis points, or 5.9%, from 2.02% for the three months ended September 30, 2020 to 2.14% for the three months ended September 30, 2021.

Net Interest Income. Net interest income remained basically flat at $2.1 million for the three months ended September 30, 2021 and 2020. This is primarily due to a decrease in interest income of $80,000, or 3.0%, on interest earning assets for the three months ended September 30, 2021 resulting primarily from a 83 basis point, or 21.0%, decrease in addition to a decrease in interest expense on interest bearing liabilities of $93,000, or 15.3%, primarily due to a 28 basis point, or 25.8%, decrease in yield. Net interest margin decreased 55 basis points, or 18.0%, to 2.52% for the three months ended September 30, 2021 from 3.07% for the three months ended September 30, 2020. The net interest rate spread decreased 55 basis points, or 19.1%, from 2.89% for the three months ended September 30, 2020 to 2.33% for the three months ended September 30, 2021. The net interest rate spread and net interest margin were impacted by falling market interest rates over the comparison periods.

Provision for Loan and Lease Losses. Based on management’s analysis of the adequacy of allowance for loan and lease losses, the provision for loan and lease losses was $14,000 for the three months ended September 30, 2021, compared to $66,000 for the three months ended September 30, 2020, a decrease of $52,000, or 78.8%, due in part to a higher provision in the three months ended September 30, 2020 related to increased risk and uncertainty associated with the Covid-19 pandemic.

Noninterest Income. Noninterest income increased $40,000, or 9.7%, to $452,000 for the three months ended September 30, 2021 from $412,000 for the three months ended September 30, 2020, due partially to an increase in ATM fees of $28,000, or 14.3%, to $224,000 for the three months ended September 30, 2021 and an increase in service charges on deposit accounts of $16,000, or 11.2%, to $159,000 for the three months ended September 30, 2021. ATM fees increased primarily due to customer usage that grew in general during the pandemic and increased numbers of preloaded cards being used to distribute funds, and from checking account growth. That growth also contributed to the increase in service charges on deposit accounts. Service charge income was historically low in 2020 due to fees being waived and above average balances in customer accounts.

Noninterest Expense. Noninterest expense increased $585,000, or 26.8%, to $2.8 million for the three months ended September 30, 2021 from $2.2 million for the three months ended September 30, 2020 primarily due to a contribution expense of $575,000 in the three months ended September 30, 2021 to fund the TCBS Foundation that was created as part of the mutual to stock conversion.

Salary and employee benefit expenses remained unchanged at $1.3 million for the three months ended September 30, 2021 from $1.3 million for the three months ended September 30, 2020. However, we had an initial ESOP expense of $102,000 for the first half of 2021 expensed in the three months ended September 30, 2021, which was offset by a discretionary bonus that was paid in the three months ended September 30, 2020 of $125,000. Directors’ compensation also increased $12,000, or 19.0%, to $75,000 for the three months ended September 30, 2021 from $63,000 for the three months ended September 30, 2020 due to an increase in monthly director fees. Core processing expenses decreased by $38,000, or 16.2%, to $196,000 for the three months ended September 30, 2021 from $234,000 for the three months ended September 30, 2020 primarily due to a renegotiated contract with our core processor.. Other expenses increased $608,000, or 221.9%, to $882,000 for the three months ended September 30, 2021 from $274,000 for the three months ended September 30, 2020, due primarily to the $575,000 foundation contribution expense, in addition to increased fees associated with being a public company and increased fees associated with a larger asset size.

Income Tax Expense. Income tax expense decreased by $74,000, or 194.7%, to a benefit of $36,000 for the three months ended September 30, 2021 from a $38,000 expense for the three months ended September 30, 2020. The effective tax rate was 15.38% and 15.45% for the three months ended September 30, 2021 and 2020, respectively.

The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances. Average yields for loans (excluding PPP loans) include loan fees of $429,000 and $412,000 for the nine months ended September 30, 2021 and 2020, respectively. No PPP loans were originated during the nine months ended September 30, 2021 and $5.5 million in PPP loans were originated in the nine months ended September 30, 2020. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Nine Months Ended September 30,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
	(Unaudited)
Interest-earning assets:
Loans (excluding PPP loans)	$215,452	$7,190	4.45%	$189,092	$6,944	4.90%
Allowance for loan and lease losses	(1,571)			(1,165)
PPP loans	722	6	1.11%	2,936	24	1.09%
Securities	50,887	560	1.47%	48,394	702	1.96%
Restricted stock	2,027	15	0.99%	2,005	30	2.00%
Interest bearing deposits in banks	19,414	45	0.31%	17,213	211	1.63%
Federal funds sold	22,344	17	0.10%	1,924	5	0.35%
Total interest-earning assets	309,275	7,833	3.38%	260,399	7,916	4.05%
Noninterest-earning assets	21,233			19,955
Total assets	$330,508			$280,354

Interest-bearing liabilities:
Interest-bearing demand deposits	$69,030	175	0.34%	$47,769	131	0.37%
Regular savings and other deposits	68,354	193	0.38%	50,598	177	0.47%
Money market deposits	9,497	28	0.39%	11,050	72	0.87%
Certificates of deposit	75,646	756	1.33%	74,429	997	1.79%
Total interest-bearing deposits	222,527	1,152	0.69%	183,846	1,377	1.00%
Advances from the Federal Home Loan Bank	29,502	468	2.12%	33,005	527	2.13%
Other liabilities	391	8	2.73%	327	9	3.67%
Total interest-bearing liabilities	252,420	1,628	0.86%	217,178	1,913	1.17%
Noninterest-bearing demand deposits	38,404			28,744
Other noninterest-bearing liabilities	3,509			2,600
Total liabilities	294,333			248,522
Total members’ equity	36,175			31,832
Total liabilities and members’ equity	$330,508			$280,354
Net interest income		$6,205			$6,003
Net interest rate spread (1)			2.52%			2.88%
Net interest-earning assets (2)	$56,855			$43,221
Net interest margin (3)			2.68%			3.07%
Average interest-earning assets to interest-bearing liabilities			122.50%			119.90%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of the Operating Results for the Nine Months Ended September 30, 2021 and September 30, 2020

Net Income. Net income was $232,000 for the nine months ended September 30, 2021, compared to net income of $781,000 for the nine months ended September 30, 2020, a decrease of $549,000, or 70.3%. The decrease in net income was primarily due to a $575,000 charitable contribution to the TCBS Foundation, Inc. related to our mutual to stock conversion.

Interest Income. Interest income decreased $83,000, or 1.0%, to $7.8 million for the nine months ended September 30, 2021 from $7.9 million for the nine months ended September 30, 2020. This decrease was the result of decreased interest income on securities, cash and cash equivalents and deposits in banks, but was offset by an increase in loan interest income due to increased loan volume.

Interest income on loans was $7.2 million for the nine months ended September 30, 2021, compared to $6.9 million for the nine months ended September 30, 2020, an increase of $246,000 or 3.5%, net of interest income on PPP loans of $6,000 and $24,000, respectively. This increase was primarily due to an increase of $26.4 million, or 13.9%, in the loan portfolio to $214.5 million for the nine months ended September 30, 2021 from $189.1 million for the nine months ended September 30, 2020. This was partially offset by a decrease of 45 basis points, or 9.1%, in the yield on loans from 4.90% for the nine months ended September 30, 2020 to 4.45% for the nine months ended September 30, 2021.

Interest income on securities declined $142,000, or 20.2%, from $702,000 for the nine months ended September 30, 2020 to $560,000 for the nine months ended September 30, 2021. This decline resulted from a decrease of 47 basis points, or 24.1%, in yield from 1.93% for the nine months ended September 30, 2020 to 1.47% for the nine months ended September 30 2021, partially offset by an increase in average securities of $2.5 million, or 5.2%, from $48.4 million for the nine months ended September 30, 2020 to $50.9 million for the nine months ended September 30, 2021. The rate decrease is reflective of the overall rate decline on securities. Despite lower yields in the current interest rate environment, we intend to continue to purchase securities with funds currently being held in cash and investments in banks as a part of our overall investment strategy.

Interest income from interest bearing deposits in banks declined $166,000, or 78.7%, from $211,000 for the nine months ended September 30, 2020 to $45,000 for the nine months ended September 30, 2021. This decline resulted from a decrease of 133 basis points, or 81.1%, in yield from 1.63% for the nine months ended September 30, 2020 to 0.31% for the nine months ended September 30, 2021, which was partially offset by a $2.2 million, or 12.8%, increase in deposits in banks from $17.2 million for the nine months ended September 30, 2020 to $19.4 million for the nine months ended September 30, 2021. There was also a decrease of 25 basis points, or 70.7%, in average yield on fed funds from 0.35% for the nine months ended September 30, 2020 to 0.10% for the nine months ended September 30, 2021, which was partially offset by a $20.4 million, or 1,061.3%, increase in average fed funds from $1.9 million for the nine months ended September 30, 2020 to $22.3 million for the nine months ended September 30, 2021. Total interest earning assets increased by $48.9 million, or 18.8%, from $260.4 million at September 30, 2020 to $309.3 million at September 30, 2021, which was offset by a decrease in the yield on interest earning assets of 67 basis points, or 16.4%, from 4.05% for the nine months ended September 30, 2020 to 3.38% for the nine months ended September 30, 2021.

Interest Expense. Total interest expense decreased $285,000, or 14.9%, to $1.6 million for the nine months ended September 30, 2021 from $1.9 million for the nine months ended September 30, 2020 due to a decrease in the average cost of interest-bearing liabilities of 31 basis points, or 26.8%, from 1.17% for the nine months ended September 30, 2020 to 0.86% for the nine months ended September 30, 2021, primarily due to a decrease in market interest rates. Interest expense on deposit accounts decreased $225,000, or 16.3%, to $1.2 million for nine months ended September 30, 2021 from $1.4 million for the nine months ended September 30, 2020, due to a decrease in the average deposit cost of 31 basis points, or 30.9%, from 1.00% for the nine months ended September 30, 2020 to 0.69% for the nine months ended September 30, 2021, primarily the result of an overall decrease in market interest rates. This was partially offset by an increase of $38.7 million, or 21.0%, in the average deposit account balances from $183.8 million for the nine months ended September 30, 2020 to $222.6 million for the nine months ended September 30, 2021.

Interest expense on Federal Home Loan Bank advances decreased $59,000, or 11.2%, to $468,000 for the nine months ended September 30, 2021 from $527,000 for the nine months ended September 30, 2020. This decrease was due primarily to the decrease in the average balance of Federal Home Loan Bank advances of $3.5 million, or 10.6%, to $29.5 million for the nine months ended September 30, 2021 from $33.0 million for the nine months ended September 30, 2020.

Net Interest Income. Net interest income increased $202,000, or 3.4%, to $6.2 million for the nine months ended September 30, 2021 from $6.0 million for the nine months ended September 30, 2020 due primarily to the increase in net interest-earning assets of $13.6 million, or 31.5%, from $43.2 million for the nine months ended September 30, 2020 to $56.9 million for the nine months ended September 30, 2021, which offset a 36 basis point, or 12.6%, decrease in the net interest rate spread from 2.88% for the nine months ended September 30, 2020 to 2.52% for the nine months ended September 30, 2021. Net interest margin decreased 39 basis points, or 12.6%, to 2.68% for the nine months ended September 30, 2021 from 3.07% for the nine months ended September 30, 2020.

Provision for Loan and Lease Losses. Based on management’s analysis of the adequacy of the allowance for loan and lease losses, the provision for loan and lease losses was $44,000 for the nine months ended September 30, 2021, compared to $211,000 for the nine months ended September 30, 2020, a decrease of $167,000, or 79.1% resulting from increased provisions in the nine months ended September 30, 2020 due to heightened uncertainty and risk associated with the COVID-19 pandemic and increased reserves for impaired loans. Our total allowance was $1.6 million, or 0.73% of our loan balance of $218.4 million at September 30, 2021 compared to an allowance of $1.3 million, or 0.63% of our total loan balance of $207.4 million at September 30, 2020.

Noninterest Income. Noninterest income decreased $102,000, or 7.5%, to $1.3 million for the nine months ended September 30, 2021 from $1.4 million for the nine months ended September 30, 2020, due primarily to a 100% decrease in PPP SBA fee income of $212,000, partially offset by an increase in ATM fees of $141,000, or 27.1%. There was also a $4,000, or 1.0% decrease in service charges on checking accounts, primarily related to decreased overdraft fees. The decrease in fees was a direct result of above average balances in customer accounts throughout 2021.

Noninterest Expense. Noninterest expense increased $923,000, or 14.8%, to $7.1 million for the nine months ended September 30, 2021 from $6.2 million for the nine months ended September 30, 2020 primarily due to increases in contribution expenses of $575,000 in the nine months ended September 30, 2021 to fund the TCBS Foundation as part of the mutual to stock conversion on July 14, 2021. Additionally, employee benefit expenses increased by $115,000, or 3.1%, to $3.8 million for the nine months ended September 30, 2021 due primarily to a $102,000 ESOP benefit expense representing one half of the ESOP funding expense for 2021. The Mineola Community Bank ESOP plan is an employee benefit added as part of the conversion as well. Director compensation also increased $184,000, or 25.5%, to $231,000 for the nine months ended September 30, 2021 from $121,000 for the nine months ended September 30, 2020 due to an increase in monthly director fees. Data processing expense increased by $9,000, or 1.4%, to $644,000 for the nine months ended September 30, 2021 primarily due to additional products, an increase in the number of loan and deposit accounts, and increased usage of online services, partially offset by a reduction in monthly expenses after our contract with FPS Gold was renegotiated and extended in the nine months ended September 30, 2021. Contract services increased $55,000, or 15.2% to $416,000 for the nine months ended September 30, 2021 partially due to a professional expense of $50,000 associated with hiring.

Income Tax Expense. Income tax expense decreased by $107,000, or 69.5%, to $47,000 for the nine months ended September 30, 2021 from $154,000 for the nine months ended September 30, 2020. This decrease was due primarily to the loss and related tax benefit related to the TCBS Foundation contribution expense in the nine months ended September 30, 2021. The effective tax rate was 16.85% and 16.47% for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Dallas. At September 30, 2021, we had outstanding advances of $28.1 million from the Federal Home Loan Bank of Dallas. At September 30, 2021, we had unused borrowing capacity of $101.7 million with the Federal Home Loan Bank of Dallas. In addition, at September 30, 2021, we had a $10.0 million line of credit with Texas Independent Bankers Bank and a $5.0 million line of credit with First Horizon Bank. At September 30, 2021, there was no outstanding balance under either of these facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 included as part of the consolidated financial statements included in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Mineola Community Bank, and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Mineola Community Bank. The amount of dividends that Mineola Community Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. At September 30, 2021, Texas Community Bancshares, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $13.4 million.

At September 30, 2021, Mineola Community Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category.

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

At September 30, 2021
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$8,900	7.11%
300	$8,846	6.47%
200	$8,814	6.08%
100	$8,652	4.13%
Level	$8,309	—
(100)	$8,387	0.94%
(200)	$8,287	(0.27)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 6.08% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.27% decrease in net interest income.

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

At September 30, 2021
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$51,680	$(6,698)	(11.47)%	15.78%	(5)
300	$54,244	$(4,134)	(7.08)%	16.04%	21
200	$56,452	$(1,926)	(3.30)%	16.18%	35
100	$58,045	$(333)	(0.57)%	16.16%	33
Level	$58,378	—	—%	15.83%	—
(100)	$56,528	$(1,850)	(3.17)%	15.02%	(81)
(200)	$59,212	$(834)	1.43%	15.47%	(36)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 3.30% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 1.43% increase in EVE.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” in Item 2 above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

During the quarter ended September 30, 2021, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2021, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the conversion transaction, the Company completed its initial public stock offering on July 14, 2021. The Company sold 3,207,759 shares of common stock at $10.00 per share in a subscription offering pursuant to a Registration Statement on Form S-1 (SEC File No. 333-254053), which was declared effective by the Securities and Exchange Commission on May 14, 2021. In addition, the Company contributed 50,000 shares of common stock to the TCBS Foundation, Inc. in connection with the conversion transaction. As a result, the Company registered 3,257,759 shares pursuant to the Registration Statement. The subscription offering resulted in gross offering proceeds of approximately $32.1 million. The net offering proceeds (after payment of offering expenses) were approximately $30.4 million. From the net offering proceeds, the Company used $2.6 million to fund a loan to Mineola Community Bank’s employee stock ownership (which in turn used those funds to purchase 260,621 shares of common stock in the subscription offering), contributed $75,000 to the TCBS Foundation, Inc., invested $15.3 million in Mineola Community Bank as additional capital, and retained $12.4 million for general corporate purposes. Performance Trust Capital Partners, LLC served as marketing agent to the Company in connection with the subscription offering.

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

101

The following materials for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ and Members’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

TEXAS COMMUNITY BANCSHARES, INC.

Date: November 12, 2021	/s/ James H Herlocker, III
James H. Herlocker, III
Chairman, President and Chief Executive Officer

Date: November 12, 2021	/s/ Julie Sharff
Julie Sharff
Chief Financial Officer