Form 10-K
period 2021-12-31
Texas Community Bancshares, Inc.
filed 2022-03-23
CIK 1849466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number: 001-40610

Texas Community Bancshares, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	86-2760335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

215 West Broad Street, Mineola, Texas	75773
(Address of principal executive offices)	(Zip code)

(903) 569-2602

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	TCBS	The Nasdaq Stock Market LLC
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ◻   No   ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes   ◻   No   ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ⌧  No   ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).  Yes   ⌧  No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐Accelerated filer   ☐Non-accelerated filer   ☒Smaller reporting company   ☒

Emerging growth company   ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $-0-.

As of March 21, 2022, 3,257,759 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.Business

Forward Looking Statements

This annual report contains forward-looking statements, which can be identified by the use of words such as such “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “would,” “should,” “could” or “may,” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Accordingly, you should not place undue reliance on such statements. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

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

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Texas Community Bancshares, Inc.

Texas Community Bancshares, Inc. (“Texas Community Bancshares,” the “Company” or “we”) was incorporated in March 2021 to become the holding company for Mineola Community Bank, S.S.B. (“Mineola Community Bank” or the “Bank”) upon the conversion of Mineola Community Mutual Holding Company from a mutual holding company to a stock holding company (the “Conversion”). The Conversion was completed on July 14, 2021. In connection with the Conversion, the Company sold 3,207,759 shares of common stock at a price of $10.00 per share to depositors of the Bank for net proceeds of $30,394,000, and contributed 50,000 shares of common stock and $75,000 in cash to the Texas Community Bancshares Foundation, Inc. (the “Foundation”).

The Company conducts its operations primarily through its wholly owned subsidiary, Mineola Community Bank, a Texas-chartered savings bank. At December 31, 2021, the Company had total consolidated assets of $364,826,000, loans and leases of $221,859,000, deposits of $274,933,000 and stockholders’ equity of $60,132,000.

Our executive offices are located at 215 West Broad Street, Mineola, Texas 75773 and our telephone number is (903) 569-2602. Our website address is www.mineolacb.com. Information on our website is not and should not be considered a part of this annual report. The Company is a registered bank holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and by the Texas Department of Savings and Mortgage Lending.

Mineola Community Bank, S.S.B.

Mineola Community Bank is a Texas-chartered savings bank headquartered in Mineola, Texas. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings from the Federal Home Loan Bank of Dallas, in residential real estate loans and commercial real estate loans and, to a lesser extent, commercial loans, construction and land loans, and consumer and other loans. Substantially all of Mineola Community Bank’s loans are fixed-rate loans. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises, state and municipal securities, and Federal Home Loan Bank stock. We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts.

Mineola Community Bank is subject to comprehensive regulation and examination by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation and is a member of the Federal Home Loan Bank system.

Market Area

We consider Franklin County, Hopkins County, Smith County, Van Zandt County and Wood County, and contiguous areas, as our primary market area for originating loans and gathering deposits. Our main office and five branch offices are located in these counties. Our branch office in Winnsboro, Texas, is in Wood County, but the Winnsboro city limits also lie within Franklin County and Hopkins County.

Mineola, Texas, located in Wood County, is approximately 80 miles east of Dallas, Texas, and approximately 35 miles north of Tyler, Texas, two notable population centers. Our Edgewood branch office, located in Van Zandt County, is approximately 50 miles east of Dallas and our Lindale branch office, located in Smith County, is approximately 20 miles north of Tyler. The Tyler metropolitan area is a growing regional economic center with a large, diversified employment base spread across varied economic sectors. Tyler Junior College and The University of Texas at Tyler are located in Tyler.

Mineola has become an attractive, lower-cost of living, retirement area for residents of the Dallas area. There are major hospital facilities located in Tyler and numerous recreational facilities located in the vicinity of Mineola including well-known bass fishing lakes, golf courses, and other recreational facilities, all of which have contributed to the influx of population. The work-from-home trend that has arisen due to the COVID-19 pandemic has also contributed to area’s population growth.

Major employers in our primary market area include Morton Salt Company (which operates a salt mine in Grand Saline, TX), Sanderson Farms, Inc. (which operates a poultry feed mill in Mineola), local school districts, local governments, Walmart, Inc., Exxon Mobil Corporation, hospitals and other healthcare facilities, and numerous small manufacturing firms. Although there is some oil exploration business in Wood County, the economy of primary market area is not heavily dependent on it.

Competition

We face intense competition within our local market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions that include money center banks, regional banks, community banks and credit unions. We compete for loans with banks, savings institutions, mortgage brokers, consumer finance companies and credit unions. We compete for deposits with banks, savings institutions, credit unions, money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2021 (the most recent date for which data is available), our deposit market share in Smith County was 0.12% (24th among 24 Federal Deposit Insurance Corporation-insured institutions with offices in the county), 8.22% in Van Zandt County (6th among 8 Federal Deposit Insurance Corporation-insured institutions with offices in the county) and 18.32% in Wood County (3rd among 7 Federal Deposit Insurance Corporation-insured institutions with offices in the county). These are the counties in which our offices are located.

Lending Activities

General. Our historical lending activity consists primarily of originating one- to four-family residential mortgage loans, commercial real estate loans, and construction and land loans. To a substantially lesser extent, we originate agricultural loans, commercial loans, and consumer and other loans. Substantially all of the loans we originate are fixed rate loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. In addition to the loans disclosed in the table below, we had loans in process of $11.8 million and $6.8 million at December 31, 2021 and December 31, 2020, respectively. We had no loans held for sale at December 31, 2021 and December 31, 2020, respectively.

	At December 31,
	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$153,814	69.3%	$143,463	66.8%
Multi-family	354	0.2	383	0.2
Construction & land	17,650	8.0	22,795	10.6
Commercial	31,686	14.3	29,403	13.7
Farmland	6,442	2.9	5,616	2.6
Agriculture loans	234	0.1	358	0.2
Commercial loans	6,128	2.8	4,593	2.1
Consumer and other	5,538	2.5	4,149	1.9
PPP loans	13	—	4,072	1.9
Total loans	221,859	100.0%	214,832	100.00%
Less:
Net deferred loan fees	—	—	—	—
Allowance for losses	1,592	—	1,561	—
Total loans, net	$220,267	—	$213,271	—

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2021. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

	One- to
	Four-Family
	Residential	Multi-Family	Construction	Commercial
	Real Estate	Real Estate	and Land	Real Estate	Farmland

	(In thousands)
Amounts due in:
One year or less	$673	$—	$12,222	$2,080	$329
After one year through five years	6,706	84	2,563	16,963	3,040
After five years through 15 years	30,670	270	2,285	10,976	2,846
After 15 years	115,765	—	580	1,667	227
Total	$153,814	$354	$17,650	$31,686	$6,442

			Consumer
	Agriculture	Commercial	and Other	PPP	Total

	(in thousands)
Amounts due in:
One year or less	$123	$2,242	$1,151	$—	$18,820
After one year through five years	111	2,302	3,801	13	35,583
After five years through 15 years	—	1,584	496	—	49,127
After 15 years	—	—	90	—	118,329
Total	$234	$6,128	$5,538	$13	$221,859

The following table sets forth our fixed and adjustable-rate loans at December 31, 2021 that are contractually due after December 31, 2022.

	Due After December 31, 2022
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family residential	$153,141	$—	$153,141
Multi-family	354	—	354
Construction and land	5,428	—	5,428
Commercial	29,271	335	29,606
Farmland	6,113	—	6,113
Agriculture loans	111	—	111
Commercial loans	3,886	—	3,886
Consumer loans	3,144	—	3,144
Other	1,243	—	1,243
PPP loans	13	—	13
Total loans	$202,704	$335	$203,039

One- to Four-Family Residential Real Estate Lending. At December 31, 2021, we had $153.8 million of loans secured by one- to four-family real estate, or 69.3% of total loans. The significant majority of our one- to four-family residential real estate loans are secured by properties located in our primary market area.

We have also originated residential mortgage loans secured by owner-occupied properties located in the northern and eastern sections of the Dallas Metroplex. We began originating these loans in 2014, and continue to do so primarily through word-of-mouth referrals. These are generally jumbo loans with low loan-to-value ratios, generally in the range of 60% to 75%. At December 31, 2021, these loans amounted to $61.4 million, of which $40.9 million were jumbo loans and $20.5 million were conventional loans.

Our one- to four-family residential real estate loans are generally underwritten to Fannie Mae guidelines. Substantially all of our residential mortgage loans are fixed-rate loans. Residential mortgage loans are generally originated at a fixed rate of 15, 20, or 30 years or with the optional 10-year balloon terms based on a 20- or 30-year amortization schedule. We generally limit the loan-to-value ratios of our one- to four-family residential mortgage loans to 80% (or 95% with private mortgage insurance) of the purchase price or appraised value, whichever is lower.

We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. In general, we do not currently offer “subprime loans” on one- to four-family residential real estate loans (i.e., generally loans to borrowers with credit scores less than 620).

Commercial Real Estate Loans. At December 31, 2021, we had $31.7 million in commercial real estate loans, or 14.3% of total loans. Our commercial real estate loans are secured primarily by owner-occupied properties. Substantially all of our commercial real estate loans are fixed-rate balloon loans with a six- to ten-year initial term and with a 10- to 20-year amortization period. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.

At December 31, 2021, we had eight loans secured by self-storage facilities totaling $11.3 million, seven loans secured by churches totaling $3.7 million, three loans secured by a rural water district totaling $2.9 million, eight loans secured by restaurant/fast food restaurant properties totaling $2.7 million, and one loan secured by a hotel property totaling $1.1 million. At December 31, 2021, all of these loans were performing according to their terms.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, and the debt service coverage ratio (the ratio of net operating income to debt service). Generally, we require that the debt service coverage ratio be at least 1.15x. The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of commercial real estate borrowers.

At December 31, 2021, our largest commercial real estate loan relationship consisted of four loans totaling $10.6 million (after the sale of two participation interests totaling $6.5 million), which are secured by self-storage facilities. At December 31, 2021, all of these loans were performing according to their original terms.

Construction and Land Loans. At December 31, 2021, we had $17.6 million in construction and land loans, or 8.0% of total loans. We make construction loans, primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2021, our construction loans totaled $11.4 million, or 5.1% of our total loan portfolio, in addition to $6.2 million of land loans. At December 31, 2021, $5.9 million of our single-family construction loans were to individuals and $5.0 million were to builders.

Our construction loans are primarily secured by properties in our primary market area. We have also developed long-term relationships with a few builders in the northern and eastern sections of the Dallas Metroplex and continue to provide them with financing for some of their residential construction. At December 31, 2021, $185,000 of our single family construction loans were originated to these builders.

While we may originate loans to builders whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. Construction loans originated to builders where there is no contract for sale for the underlying completed home at the time of origination are referred to as speculative construction loans. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations. We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each builder, typically starting with one speculative loan per builder until we develop a relationship with the builder. At December 31, 2021, speculative construction loans totaled $4.5 million.

Our construction loans are fixed rate interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 months. At the end of the construction phase, the loan may convert to a permanent mortgage loan or may be paid in full.

Construction loans generally can be made with a maximum loan-to-value ratio of 95% of the estimated appraised market value upon completion of the project. Mortgage insurance pre-approval is required for loans exceeding 80% loan-to-value. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

At December 31, 2021, our largest construction loan was for $911,000, with 83.3%, or $759,000 funded. This loan was performing according to its original terms at December 31, 2021.

Commercial Loans. At December 31, 2021, commercial loans were $6.1 million, or 2.8% of total loans. This amount excludes loans originated under the PPP, which are described below.

We make commercial loans primarily to small businesses in our market area. These loans are generally secured by business assets, such as equipment and accounts receivable. Commercial loans are made with fixed-interest rates and for terms generally up to 60 months. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

The CARES Act established the PPP through the SBA, which allowed us to lend money to small businesses to maintain employee payrolls through the COVID-19 crisis with guarantees from the SBA. PPP loans may be forgiven if the borrower maintains employee payrolls and meet certain other requirements. PPP loans have a fixed interest rate of 1.00% per annum and a maturity date of either two or five years. PPP loans totaled $13,000, or .01% of total loans, at December 31, 2021. We are not participating in the current round of PPP financing.

At December 31, 2021, our largest commercial loan totaled $1.1 million and is secured by manufacturing equipment. At December 31, 2021, this loan was performing according to its original terms.

Consumer and Other Loans. At December 31, 2021, consumer and other loans were $5.5 million, or 2.5% of total loans. Our consumer loan portfolio generally consists of loans secured predominately by used automobiles, recreational vehicles, all-terrain vehicles and boats, as well as share loans secured by a deposit account at Mineola Community Bank.

Loan Underwriting Risks

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide quarterly, semi-annual or annual financial statements, depending on the size of the loan, on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flows and the borrower’s other projects, of at least 1.15x. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

Commercial Loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans and agricultural loan are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business, and the collateral securing these loans may fluctuate in value. Our commercial loans are originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral for commercial loans typically consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial loans and agricultural loans may depend substantially on the success of the business or farm itself, respectively.

Construction and Land Loans. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with traditional construction loans. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found. Land loans have substantially similar risks to speculative construction loans.

Balloon Loans. Although balloon mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they reprice at the end of the term, the ability of the borrower to renew or repay the loan and the marketability of the underlying collateral may be adversely affected if real estate values decline before the expiration of the term of the loan or in a rising interest rate environment.

Consumer and Other Loans. Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Originations, Purchases and Sales of Loans

Lending activities are conducted by our salaried loan personnel operating at our main and branch office locations. All loans originated by us are underwritten pursuant to our policies and procedures. We originate fixed-rate loans. We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.

In addition, from time to time, we may purchase or sell participation interests in loans. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2021, we had one commitment to fund a loan participation interest in commercial real estate of $403,000. At December 31, 2021, we had one purchased participation of $1.1 million, secured by a hotel and two purchased participations of residential real estate of $213,000. At December 31, 2021, we had one loan, secured by self-storage facilities, for which we had sold two participation interests totaling $6.5 million.

We generally do not originate loans for sale. At December 31, 2021, we had no loans held for sale.

Loan Approval Procedures and Authority

Pursuant to Texas law, Mineola Community Bank is permitted to make loans to any one borrower or a group of related borrowers equal to 25% of unimpaired capital and unimpaired surplus plus an additional 15% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At December 31, 2021, based on this limitation, Mineola Community Bank’s loans-to-one-borrower limit was approximately $11.5 million. Notwithstanding this legal limit, Mineola Community Bank had an in-house limit of $3.0 million at December 31, 2021. At December 31, 2021, our largest loan relationship with one borrower had a net outstanding balance of $10.6 million, after the sale of a $6.5 million participation interest. This loan relationship is secured by self-storage facilities, and was performing according to its original terms at December 31, 2021.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by our internal licensed appraiser and outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements and tax returns.

All loan approval amounts are based on the aggregate loans (total credit exposure), including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Individual loan officer approval authorities range up to $200,000. Our Loan Committee has approval authority up to $500,000 on commercial and $750,000 on residential properties. Our Executive Committee has approval authority up to $2.0 million. Our Board of Directors must approve all loans greater than or equal to $2.0 million. These loan approval authorities are established by our loan policy.

Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

Delinquencies and Asset Quality

Delinquency Procedures. When a loan payment becomes 15 days past due, we contact the customer by mailing a late notice, and loan officers may contact their customers. If a loan payment becomes 30 days past due, we mail an additional late notice and a loan-specific letter written by a collection representative, and we also place telephone calls to the borrower. These loan collection efforts continue until a loan becomes 90 days past due, at which point we would refer the loan for foreclosure proceedings unless management determines that it is in the best interest of Mineola Community Bank to work further with the borrower to arrange a workout plan. The foreclosure process would begin when a loan becomes 120 days delinquent.

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan and lease losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan and lease losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

Under the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from troubled debt restructuring classification under accounting principles generally accepted in the United States (“U.S. GAAP”). In addition, the bank regulatory agencies have issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) for loans that were current as of the loan modification program implementation date are not troubled debt restructurings. In 2020, we granted short-term deferrals on 44 mortgage loans and consumer loans that were otherwise performing, totaling approximately $7.2 million and one commercial real estate loan of $1.2 million. As of December 31, 2021, twenty of these mortgage and consumer loans remained open totaling $3.9 million, with one loan of $195,000 being on nonaccrual status and the remaining loans performing according to their original terms. In addition, the commercial real estate loan was also performing with a remaining balance of $1.1 million.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2021			2020
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Real estate loans:
One- to four-family residential	$274	$106	$446	$344	$—	$396
Multi-family	—	—	—	—	—	—
Commercial	—	36	—	—	—	—
Construction and land	847	773	—	286	—	—
Farmland	—	—	192	—	340	—
Agriculture loans	—	—	—	—	—	—
Commercial loans	—	—	—	75	—	—
Consumer loans	8	44	—	7	1	—
PPP loans	—	—	2	—	—	—
Total	$1,129	$959	$640	$712	$341	$396

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. There were four non-accruing troubled debt restructurings included in non-accrual loans as of December 31, 2021 totaling $410,000 and zero as of December 31, 2020. One PPP loan of $13,000 was considered non-performing at December 31, 2021 and zero at December 31, 2020.

	At December 31,
	2021	2020

	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$768	$529
Multi-family	—	—
Commercial	123	—
Construction and land	—	—
Farmland	192	310
Agriculture loans	—	—
Commercial loans	474	31
Consumer loans	33	3
Total non-accrual loans	$1,590	$873

Accruing loans past due 90 days or more	—	—

Real estate owned:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Bank owned property held for sale	209	209
Total real estate owned	209	209

Total non-performing assets	$1,799	$1,082

Total accruing troubled debt restructured loans	$83	$433
Total non-performing loans to total loans	0.72%	0.41%
Total non-accruing loans to total loans	0.72%	0.41%
Total non-performing assets to total assets	0.49%	0.36%

Classified Assets. Federal regulations provide for the classification of loans and other assets as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, such that additional general or specific loss allowances may be required.

In connection with the filing of our periodic reports with the Federal Deposit Insurance Corporation and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2021	2020

	(In thousands)

Substandard assets	$3,721	$3,863
Doubtful assets	437	566
Loss assets	—	—
Total classified assets	$4,158	$4,429
Special mention assets	$568	$666
Foreclosed real estate and other assets	$209	$209

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan and lease losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan and lease losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

As an integral part of their examination process, the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation will periodically review our allowance for loan and lease losses, and as a result of such reviews, we may have to adjust our allowance for loan and lease losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for loan and lease losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

The following table sets forth activity in our allowance for loan and lease losses for the periods indicated.

	At or For the Years Ended
	December 31,
	2021	2020

	(Dollars in thousands)

Allowance for loan and lease losses at beginning of year	$1,561	$1,104
Provision for loan and lease losses	50	477
Charge-offs:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Agriculture loans	—	—
Commercial loans	—	—
Consumer loans	7	11
Consumer Other – Overdrafts	29	9
PPP loans	—	—
Total charge-offs	36	20

Recoveries:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction and loan	—	—
Agriculture loans	—	—
Commercial loans	—	—
Consumer loans	17	—
PPP loans	—	—
Total recoveries	17	—
Net (charge-offs) recoveries	(19)	(20)
Allowance for loan and lease losses at end of year	$1,592	$1,561

Allowance for loan and lease losses to non-performing loans	100.13%	178.81%
Allowance for loan and lease losses to total loans outstanding at the end of the year	0.72%	0.73%
Net (charge-offs) recoveries to average loans outstanding during the year	(0.01)%	(0.01)%

Allocation of Allowance for Loan and Lease Losses. The following tables set forth the allowance for loan and lease losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for loan and lease losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2021			2020
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Each	Loans in		in Each	Loans in
	Allowance	Category	Each	Allowance	Category	Each
	for Loan	to Total	Category	for Loan	to Total	Category
	and Lease	Allocated	to Total	and Lease	Allocated	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family residential & multi-family	$800	51%	69%	$737	47%	67%
Commercial	210	13	14	219	14%	13%
Construction and land	132	8	8	195	12%	11%
Farmland	27	2	3	20	1%	2%
Agriculture loans	1	—	—	2	—	1%
Commercial loans	357	22	3	339	23%	2%
Consumer loans	44	3	2	27	2%	2%
Other	16	1	1	6	—	—
PPP loans	—	—%	—%	16	1%	2%
Total allocated allowance	$1,587	100%	100%	$1,561	100%	100%
Unallocated	5			—
Total	$1,592			$1,561

Investment Activities

General. The goals of our investment policy is to maximize portfolio yield over the long term in a manner that is consistent with minimizing risk, meeting liquidity needs, meeting pledging requirements, and meeting asset/liability management and interest rate risk strategies. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.

Our investment policy was adopted by the board of directors and is reviewed annually by the board of directors. All investment decisions are made by our Asset/Liability Committee according to board-approved policies. An investment schedule detailing the investment portfolio is reviewed at least monthly by the board of directors.

Our current investment policy permits, with certain limitations, investments in: U.S. Treasury securities; securities issued by the U.S. government and its agencies or government sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Ginnie Mae, and Freddie Mac; corporate and municipal bonds; certificates of deposit in other financial institutions; federal funds and money market funds.

At December 31, 2021, our investment portfolio consisted of U.S. Treasury securities, securities and obligations issued by U.S. government-sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations, corporate bonds including bank subordinated debt as well as state and municipal securities. At December 31, 2021, we also owned $1.9 million of Federal Home Loan Bank of Dallas stock. As a member of Federal Home Loan Bank of Dallas, we are required to purchase stock in the Federal Home Loan Bank of Dallas, which is carried at cost and classified as a restricted investment.

As of December 31, 2021 and 2020, all of our available for sale investment securities are carried at fair value through accumulated other comprehensive (loss) income and our held to maturity securities are carried at cost.

For additional information regarding our investment securities portfolio, see Note 3 to the notes to consolidated financial statements.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including savings accounts, checking accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable image of Mineola Community Bank in the community to attract and retain local deposits. We also seek to obtain deposits from our commercial loan customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2021			2020
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)

Noninterest-bearing demand deposits	$40,576	14.7%	—%	$31,439	13.4%	—%
Interest-bearing demand deposits	71,247	25.9%	0.34%	58,695	25.0%	0.36%
Regular savings deposits and other deposits	79,616	29.0%	0.37%	59,140	25.2%	0.46%
Money market deposits	10,950	4.0%	0.37%	10,104	4.3%	0.80%
Certificates of deposit	72,544	26.4%	1.27%	75,762	32.1%	1.74%
Total	$274,933	100.0%		$235,140	100.0%

At December 31, 2021 and 2020, the aggregate amount of uninsured deposits (which are deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $28.3 million and $19.2 million, respectively. At December 31, 2021 and 2020, the aggregate amount of all our uninsured certificates of deposit was $4.9 million and $3.2 million, respectively. At December 31, 2021 and December 31, 2020, we had no deposits that were uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table sets forth the maturity of our uninsured certificates of deposit at December 31, 2021.

At December 31,
2021
(In thousands)
Maturity Period:
Three months or less	$1,775
Over three through six months	399
Over six through twelve months	2,133
Over twelve months	581
Total	$4,888

Borrowings. At December 31, 2021, we had outstanding advances of $27.6 million from the Federal Home Loan Bank of Dallas. At December 31, 2021, we had unused borrowing capacity of $104.5 million with the Federal Home Loan Bank of Dallas. For further information regarding our borrowings from the Federal Home Loan Bank of Dallas, see note 10 of the notes to consolidated financial statements.

Personnel

As of December 31, 2021, we had 60 full-time employees and two part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

Subsidiary Activities

Mineola Community Bank is the wholly owned subsidiary of Texas Community Bancshares, Inc. Mineola Community Bank has one subsidiary, Mineola Financial Service Corporation, which is currently inactive.

Supervision and Regulation

General

As a Texas-chartered savings bank, Mineola Community Bank is subject to examination and regulation by the Texas Department of Savings and Mortgage Lending, and is also subject to examination by the Federal Deposit Insurance Corporation as deposit insurer. The state and federal system of regulation and supervision establishes a comprehensive framework of activities in which Mineola Community Bank may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s Deposit Insurance Fund, and not for the protection of security holders. Mineola Community Bank also is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Mineola Community Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Mineola Community Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau, as enforced by the Federal Deposit Insurance Corporation. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

Texas Community Bancshares is a bank holding company and is required to comply with the Bank Holding Company Act of 1956, as amended, and the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. Additionally, the Federal Reserve Board may directly examine the subsidiaries of a bank holding company, including Mineola Community Bank. Texas Community Bancshares is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Texas Department of Savings and Mortgage Lending, the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of Texas Community Bancshares and Mineola Community Bank.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Mineola Community Bank and Texas Community Bancshares. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Mineola Community Bank and Texas Community Bancshares.

Savings Bank Regulation

Business Activities. As a Texas-chartered savings bank, Mineola Community Bank is subject to supervision and regulation by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation. The Texas Department of Savings and Mortgage Lending supervises and regulates all areas of Mineola Community Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The Texas Department of Savings and Mortgage Lending also conducts examinations of state savings banks and generally conducts joint examinations with the Federal Deposit Insurance Corporation. The Texas Department of Savings and Mortgage Lending charges assessments and fees which recover the costs of examining state savings banks, processing applications and other filings and covering direct and indirect expenses in regulating state savings banks. The Texas Department of Savings and Mortgage Lending also has certain enforcement powers over Mineola Community Bank.

The Federal Deposit Insurance Corporation is Mineola Community Bank’s primary federal regulator, which periodically examines Mineola Community Bank’s operations and financial condition and compliance with federal consumer protection laws. In addition, Mineola Community Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law, and it has certain enforcement powers over the Bank.

Mineola Community Bank is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services for the benefit of Mineola Community Bank’s customers. Various state consumer laws and regulations also affect the operations of Mineola Community Bank, including state usury laws and consumer credit laws.

Texas law further provides that, subject to the limitations established by rule of the Texas Finance Commission, a Texas savings bank may make any loan or investment or engage in any activity permitted under state law for a bank or savings and loan association or under federal law for a federal savings and loan association, savings bank or national bank if such institution’s principal office is located in Texas. This provision is commonly referred to as the “Expansion of Powers” provision of the Texas Finance Code applicable to state savings banks.

Under federal law, a Texas state savings bank is a state bank. The Federal Deposit Insurance Corporation Improvement Act of 1991 provides that no state bank or any subsidiary of a state bank may engage as a principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the Federal Deposit Insurance Corporation determines that the activity poses no significant risk to the Deposit Insurance Fund.

Texas state-chartered savings banks are required to maintain at least 50% of their portfolio assets in qualified thrift investments as defined by in federal law and other assets determined by the Commissioner of the Texas Department of Savings and Mortgage Lending under rules adopted by the Texas Finance Commission, to be substantially equivalent to qualified thrift investments or which further residential lending or community development.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and related surplus and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Federal Deposit Insurance Corporation takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

Federal law required the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with assets of less than $10 billion. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements.

The CARES Act lowered the community bank leverage ratio to 8%, with federal regulation making the reduced ratio effective April 23, 2020. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

At December 31, 2021, Mineola Community Bank had opted into the community bank leverage ratio framework and its capital exceeded all applicable requirements.

Loans-to-One Borrower. Because of the availability of the savings bank expansion of powers language in the Texas Finance Code, savings banks have flexibility in the calculation of their applicable lending limit. The lending limit applicable to state banks in Texas is broader than the limit applicable to national banks. The Texas Finance Code adopts the lending limit applicable to federal savings associations under federal law for state savings banks, however, Texas savings bank are permitted under the expansion of power authority to adopt the legal lending limit applicable to national banks or state banks. Generally (subject to certain exceptions) the lending limit for loans to one person for national banks and state banks is 15% of unimpaired capital and unimpaired surplus plus an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The lending limit for state banks in Texas is generally 25% of unimpaired capital and unimpaired surplus plus an additional 15% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The adoption of the lending limit for national banks or state banks must incorporate the limitations applicable to the standard adopted. Mineola Community Bank has adopted the lending limit applicable to state banks or 25% of unimpaired capital and unimpaired surplus plus an additional 15% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At December 31, 2021, Mineola Community Bank was in compliance with the loans-to-one borrower limitations.

Capital Distributions. The Federal Deposit Insurance Act generally provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. Unless the approval of the Federal Deposit Insurance Corporation is obtained, Mineola Community Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its net income during the current calendar year and the retained net income of the prior two calendar years. Under Texas law, Mineola Community Bank is permitted to declare and pay a dividend on capital stock only out of current or retained income.

Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The Federal Deposit Insurance Corporation is required to assess Mineola Community Bank’s record of compliance with the Community Reinvestment Act. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Federal Deposit Insurance Corporation, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating. Mineola Community Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is generally limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Mineola Community Bank. Texas Community Bancshares will be an affiliate of Mineola Community Bank because of its control of Mineola Community Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Mineola Community Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Mineola Community Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Mineola Community Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The Federal Deposit Insurance Corporation has primary enforcement responsibility over state savings banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a state savings bank. Formal enforcement action by the Federal Deposit Insurance Corporation may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for the insured depository institutions they supervise. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation and benefits, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Branching. Federal law permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. Under current Texas law, Mineola Community Bank can establish a branch in Texas or in any other state. All branch applications require prior approval of the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation. Finally, Mineola Community Bank may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

Prompt Corrective Action. Federal law requires, among other things, that federal banking agencies take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the Federal Deposit Insurance Corporation’s regulations stablish five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-

based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including a regulatory order to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, ceasing receipt of deposits from correspondent banks, dismissal of directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

At December 31, 2021, Mineola Community Bank met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the Federal Deposit Insurance Corporation insures deposits at Federal Deposit Insurance Corporation-insured financial institutions such as Mineola Community Bank, generally up to a maximum of $250,000 per separately insured depositor. The Federal Deposit Insurance Corporation charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

In June 2020, the Federal Deposit Insurance Corporation issued a final rule that mitigates the deposit insurance assessment effects of participating in in certain COVID-19 liquidity facilities. The Federal Deposit Insurance Corporation will generally remove the effect of PPP lending in calculating an institution’s deposit insurance assessment. The final rule also provides an offset to an institution’s total assessment amount for the increase in its assessment base attributable to participation in the PPP.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Mineola Community Bank. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. Mineola Community Bank does not know of any practice, condition or violation that may lead to termination of its deposit insurance.

Privacy Regulations. Federal regulations generally require that Mineola Community Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Mineola Community Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Mineola Community Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA PATRIOT Act. Mineola Community Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

Prohibitions Against Tying Arrangements. State savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted for by Mineola Community Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and
●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Mineola Community Bank also are subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

Mineola Community Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in their Federal Home Loan Bank. Mineola Community Bank complied with this requirement at December 31, 2021. Based on redemption provisions of the Federal Home Loan Bank of Dallas, the stock has no quoted market value and is carried at cost. Mineola Community Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Dallas stock. At December 31, 2021, no impairment had been recognized.

Holding Company Regulation

Texas Community Bancshares is a bank holding company within the meaning of Bank Holding Company of 1956, as amended. As such, Texas Community Bancshares is registered with the Federal Reserve Board and subject to regulations, examinations, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over Texas Community Bancshares and its non-savings bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Mineola Community Bank.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

Bank holding companies with less than $3 billion in consolidated assets are exempt from consolidated regulatory capital requirements unless the Federal Reserve Board determines otherwise in particular cases.

By law, holding companies, including bank holding companies, must act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Texas Community Bancshares to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person or group of persons may acquire “control” of a bank holding company, such as Texas Community Bancshares, unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock if the holding company involved has its shares registered under the Securities Exchange Act of 1934, or, of the holding company involved does now have its shares registered under the Securities Exchange Act of 1934, if no other persons will own, control or hold the power to vote a greater percentage of that class of voting security after the acquisition.

The Federal Reserve Board has adopted a final rule, effective September 30, 2020, that revises its framework for determining whether a company, under the Bank Holding Company Act, has a “controlling influence” over a bank holding company.

Federal Securities Laws

The common stock of Texas Community Bancshares is registered with the Securities and Exchange Commission. Texas Community Bancshares is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Emerging Growth Company Status

Texas Community Bancshares is an emerging growth company. For as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to public companies. These exemptions include, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, Texas Community Bancshares also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors audit our internal control over financial reporting. We have also elected not to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company.

Texas Community Bancshares will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the Conversion; (ii) the first fiscal year after our annual gross revenues are $1.07 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year. We expect to lose our status as an emerging growth company effective December 31, 2026, which is the end of the fiscal year following the fifth anniversary of the completion date of the Conversion.

Taxation

Mineola Community Bank and Texas Community Bancshares are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize certain pertinent tax matters and is not a comprehensive description of the tax rules applicable to Texas Community Bancshares or Mineola Community Bank.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting. Mineola Community Bank currently reports income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions. For taxable years beginning after 1995, Mineola Community Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Texas Community Bancshares and Mineola Community Bank will file a consolidated federal income tax return.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2021, Mineola Community Bank had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely. At December 31, 2021, Mineola Community Bank had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is no longer deductible. At December 31, 2021, Mineola Community Bank had no capital loss carryovers.

Corporate Dividends. Texas Community Bancshares, Inc. may generally exclude from its income 100% of dividends received from Mineola Community Bank, as a member of the same affiliated group of corporations.

State Taxation

Texas State Taxation. Texas Community Bancshares and Mineola Community Bank file a combined annual report and pay franchise tax to the State of Texas.

Maryland State Taxation. As a Maryland business corporation, Texas Community Bancshares is required to file a personal property and income tax return and pay taxes to the State of Maryland.

ITEM 1A.Risk Factors

Not applicable, as Texas Community Bancshares is a “smaller reporting company.”

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

As of December 31, 2019, the net book value of our land, building and equipment was $6.2 million. The following table sets forth information regarding our offices as of December 31, 2021:

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Real Property
			(In thousands)
Main Office:
215 West Broad Street Mineola, TX 75773	Own	1964	$1,829

Branch Offices:

1224 North Pacific Street Mineola, TX 75773	Lease	1999	$92

415 West Frank Street Grand Saline, TX 75140	Own	2006	$968

500 South Main Street Winnsboro, TX 75494	Own	2005	$1,278

304 South Main Street Lindale, TX 75771	Own	2017	$1,157

500 West Pine Street Edgewood, TX 75117	Own	2018	$871

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2021, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Texas Community Bancshares is listed on The Nasdaq Capital Market under the symbol “TCBS”. As of March 21, 2022, we had 442 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 3,257,759 shares of common stock outstanding.

To date, we have not paid any cash dividends to our stockholders. The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions.

There were no sales of unregistered securities or repurchases of shares of common stock during the year ended December 31, 2021.

ITEM 6.Reserved

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the consolidated financial statements, which appear elsewhere in this annual report. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Overview

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings from the Federal Home Loan Bank of Dallas, in residential real estate loans and commercial real estate loans and, to a lesser extent, commercial loans, construction and land loans, and consumer and other loans. Substantially all of our loans are fixed-rate loans. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises, state and municipal securities, and Federal Home Loan Bank stock. We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. Mineola Community Bank is subject to comprehensive regulation and examination by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation and is a member of the Federal Home Loan Bank system.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan and lease losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, other service charges and fees, and income from bank owned life insurance. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, contract services, director fees, and other expenses.

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan and lease losses. At December 31, 2021, our investment in bank owned life insurance was $6.0 million, which was within this investment limit.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has restricted the level of economic activity in our markets. In response to the pandemic, state governments, including Texas, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These measures have dramatically increased unemployment in the United States and have negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers.

The CARES Act included a number of provisions that affected us, including accounting relief for troubled debt restructurings (“TDRs”). The CARES Act also established the PPP through the SBA, which allowed us to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements. In addition, the Federal Reserve Board took steps to bolster the economy by, among other things, reducing the federal funds rate and the discount-window borrowing rate to near zero.

We have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under U.S. GAAP. In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted to loans that were current as of the loan modification program implementation date are not TDRs.

Given the continuing uncertainty and evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition remain uncertain. Should current economic conditions persist or continue to deteriorate, we expect that this macroeconomic environment will have a continued adverse effect on our business and results of operations, which could include, but not be limited to: decreased demand for our products and services, protracted periods of lower interest rates, increased non-interest expenses, including operational losses, and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for credit losses and net charge-offs.

Business Strategy

Our current business strategy consists of the following:

●	Continue to serve our community as a community bank. Since our founding in 1934, we have operated as a community bank. Historically, our primary lending activity has been the origination of fixed-rate residential mortgage loans to individuals in our market area funded primarily by deposits gathered from individuals and businesses in our market area. We expect that this will continue to be the focus of our business for the foreseeable future. As part of our customer focus, we generally do not sell the loans we originate but retain them in our portfolio. When customers have questions regarding their loans, they are able to deal directly with us rather than another institution. At December 31, 2021, one- to four-family residential mortgage loans totaled $153.8 million, or 69.3% of total loans. This amount includes one- to four-family residential mortgage loans originated in the Dallas Metroplex. We have originated one- to four-family residential mortgage loans secured primarily by owner-occupied properties primarily located in the northern and eastern sections of the Dallas Metroplex. We began originating these loans in 2014, and continue to do so primarily through word-of-mouth referrals. At December 31, 2021, these loans amounted to $61.4 million including $40.9 million of jumbo loans.

●	Grow and diversify our loan portfolio prudently. There has been an influx of retirees and others from the Dallas metropolitan area into our market area. Our more rural market area offers a lower-cost of living and many recreational amenities, while being within easy reach of the cities of Dallas and Tyler and the urban amenities they offer. We believe this movement away from major cities like Dallas has been accelerated by the work-from-home trend that has arisen due to the COVID-19 pandemic. In 2018, we opened our branch office in Lindale, Texas, and acquired our branch office in Edgewood, Texas, from another bank. These offices are located in growth areas of our market area because of their closer proximity to Tyler and Dallas, respectively. The influx of population into our market area has provided opportunities for residential mortgage lending, construction and land lending, and commercial real estate lending. Although we intend to continue our historical focus on the origination of residential mortgage loans, we intend to prudently increase our commercial real estate lending and construction and land lending so as to continue to diversify our loan portfolio. At December 31, 2021, commercial real estate loans amounted to $31.7 million, or 14.3% of total loans, and construction and land loans amounted to $17.6 million, or 8.0% of total loans.

Our commercial real estate loans and construction and land loans have higher credit risk than our residential mortgage loans.

●	Continue to grow core deposits. We consider our core deposits to include statement savings accounts, money market accounts, negotiable orders of withdrawal (NOW) accounts, other savings deposits and checking accounts. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $202.4 million, or 73.6% of total deposits, as of December 31, 2021, compared to $159.4 million, or 67.8% of total deposits, as of December 31, 2020.
●	Continue to manage credit risk to maintain a low level of non-performing assets. Historically, we have been able to maintain a high level of asset quality. We believe strong asset quality remains a key to our long-term financial success. Our total non-performing assets to total assets ratio was 0.49% and 0.36% at December 31, 2021 and 2020, respectively. Our strategy for credit risk management continues to focus on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Furthermore, given the uncertainty surrounding the length and severity of the COVID-19 pandemic, management has established and will continue to use enhanced underwriting criteria for all loan types, with a particular focus on portfolio segments identified as having elevated risk.
●	Continue to support our customers and our local community. The COVID-19 pandemic has restricted the level of economic activity in our markets, resulting in dramatically increased unemployment and significant negative impacts on many businesses, thereby threatening the repayment ability of some of our borrowers. As we have done during prior economic downturns, we are taking actions to support our customers and our local community. For example, during the year ended December 31, 2020, we originated $5.4 million of small business loans under the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), created by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) that was signed into law in March 2020. Under the PPP, loan amounts were forgiven if the borrower maintains employee payrolls and meets certain other requirements. As of December 31, 2021, only four small PPP loans totaling $13,000 were outstanding. The remaining PPP loans have been forgiven. During the year ended December 31, 2020, we also granted short-term payment deferrals on loans to assist customers during the COVID-19 pandemic. There were no COVID-19 related deferrals granted in the year ending December 31, 2021.
●	Grow organically and through opportunistic acquisitions or branching. We intend to grow our balance sheet organically on a managed basis, and the capital we raised in the offering will enable us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include acquiring other financial institutions and/or establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices, and the capital we raised in the offering will help us fund any such opportunities that may arise. We have no current plans or intentions regarding any such expansion activities.

Summary of Critical Accounting Policies and Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We determined not to take advantage of the benefits of this extended transition period.

The following represent our critical accounting policies:

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

The allocation methodology applied by Mineola Community Bank is designed to assess the appropriateness of the allowance for loan and lease losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan and lease losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan and lease losses was adequate at December 31, 2021. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan and lease losses. As a result of such reviews, we may have to adjust our allowance for loan and lease losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan and lease losses as the process is the responsibility of Mineola Community Bank and any increase or decrease in the allowance is the responsibility of management.

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

Texas Community Bancshares files consolidated federal income tax returns with Mineola Community Bank. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. We may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	At December 31,
	2021	2020

	(In thousands)
Selected Financial Condition Data:
Total assets	$364,826	$299,638
Cash and cash equivalents	21,915	8,073
Interest bearing deposits in banks	14,955	14,015
Securities available for sale	56,800	12,966
Securities held to maturity	33,682	34,328
Loans receivable, net	220,267	213,239
Premises and equipment, net	6,215	6,383
Foreclosed real estate	209	209
Restricted investments carried at cost	2,037	2,024
Bank owned life insurance	6,020	5,908
Core deposit intangible	529	661
Total deposits	274,933	235,140
Advances from the Federal Home Loan Bank	27,571	30,768
Total shareholders' and members’ equity	60,132	31,939

	For the Years Ended December 31,
	2021	2020

	(In thousands)
Selected Operating Data:
Interest income	$10,534	10,802
Interest expense	2,116	2,509
Net interest income	8,418	8,294
Provision for loan and lease losses	50	484
Net interest income after provision for loan and lease losses	8,368	7,809
Noninterest income	1,717	1,557
Noninterest expense	9,474	8,424
Income before income taxes	611	942
Income tax expense	93	193
Net income	$518	$749

	At or For the Years Ended
	December 31,
	2021	2020

Performance Ratios:
Return on average assets	0.15%	0.26%
Return on average equity	1.39%	2.35%
Interest rate spread (1)	2.49%	2.95%
Net interest margin (2)	2.66%	3.14%
Noninterest expense to average assets	2.80%	2.96%
Efficiency ratio (3)	93.48%	85.51%
Average interest-earning assets to average interest-bearing liabilities	124.96%	119.96%

Capital Ratios:
Average equity to average assets	11.05%	11.21%
Total capital to risk-weighted assets	27.59%	19.16%
Tier 1 capital to risk-weighted assets	26.68%	18.68%
Common equity tier 1 capital to risk-weighted assets	26.68%	18.68%
Tier 1 capital to average assets	12.89%	10.50%

Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans	0.72%	0.73%
Allowance for loan and lease losses as a percentage of non-performing loans	100.13%	178.81%
Allowance for loan and lease losses as a percentage of non-accrual loans	100.13%	178.81%
Non-accrual loans as a percentage of total loans	0.72%	0.41%
Net (charge-offs) recoveries to average outstanding loans during the year	(0.01)%	(0.01)%
Non-performing loans as a percentage of total loans	0.72%	0.41%
Non-performing loans as a percentage of total assets	0.44%	0.29%
Total non-performing assets as a percentage of total assets	0.49%	0.36%

Other Data:
Number of offices	6	6
Number of full-time employees	60	61
Number of part-time employees	2	2

The following table summarizes securities available for sale:

	December 31,
	2021		2020
	Fair	Percentage of	Fair	Percentage of
	Value	Total	Value	Total
Securities available for sale:
Residential mortgage-backed	$18,785	33.1%	$12,062	93.0%
Collateralized mortgage obligations	11,076	19.5%	—	—%
State and municipal	11,539	20.3%	904	—%
Corporate bonds	2,406	4.2%	—	7.0%
U.S. treasury obligations	12,994	22.9%	—	—%
Total securities available for sale	$56,800	100.0%	$12,966	100.0%

The following table sets forth information regarding fair values, weighted average yields and maturities of available for sale investments. The yields have been computed on a tax equivalent basis. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	December 31, 2021
	Due in One Year		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available for sale:
Residential mortgage-backed	$8	2.10%	$245	2.13%	$6,504	1.42%	$12,028	1.60%	$18,785	1.55%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	11,076	1.26%	11,076	1.26%
State and municipal	—	—%	848	1.93%	3,372	2.26%	7,319	2.96%	11,539	2.68%
Corporate bonds	—	—%	—	—%	1,406	3.14%	1,000	3.32%	2,406	3.22%
U.S. treasury obligations	—	—%	8,993	0.70%	4,001	0.98%	—	—%	12,994	0.79%
Total securities available for sale	$8		$10,086		$15,283		$31,423		$56,800

The following table summarizes securities held to maturity:

	December 31,
	2021		2020
	Amortized	Percentage of	Amortized	Percentage of
	Cost	Total	Cost	Total
Securities held to maturity:
Residential mortgage-backed	$31,277	92.9%	$28,407	82.8%
State and municipal	2,405	7.1%	5,921	17.2%
Total securities held to maturity	$33,682	100.0%	$34,328	100.0%

The following table sets forth information regarding amortized costs, weighted average yields and maturities of all held to maturity investments. The yields have been computed on a tax equivalent basis. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	December 31, 2021
	Due in One Year		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Securities held to maturity:
Residential mortgage-backed	$28	1.99%	$952	2.94%	$8,507	1.72%	$21,790	1.58%	$31,277	1.66%
State and municipal	—	—%	1,137	2.34%	134	2.74%	1,134	4.03%	2,405	3.16%
Total securities held to maturity	$28		$2,089		$8,641		$22,924		$33,682
(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expenses divided by the sum of net interest income and noninterest income.

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Total Assets. Total assets were $364.8 million as of December 31, 2021, an increase of $65.2 million, or 21.8%, when compared to total assets of $299.6 million as of December 31, 2020. The increase was due primarily to increases in cash, cash equivalents and interest bearing deposits in banks increasing by a combined $14.8 million, or 67.0%, and an increase of $43.2 million, or 91.3%, in securities to $90.5 million at December 31, 2021 from $47.3 million at December 31, 2020. A portion of the increases in assets were due to the Conversion, resulting in an increase in capital of $28.2 million, or 88.4%, to $60.1 million at December 31, 2021 from $31.9 million at December 31, 2020.

Cash, Cash Equivalents and Due From Banks. Total cash, cash equivalents and due from banks (which includes fed funds sold) increased $13.8 million, or 170.4%, to $21.9 million (including $16.3 million in Fed Funds sold) at December 31, 2021 from $8.1 million (including $2.1 million in Fed Funds sold) at December 31, 2020. This increase is primarily due to the net increase in deposits of $39.8 million and the net proceeds of $28.2 million from the mutual to stock conversion resulting in increased capital, partially offset by securities purchases and loan funding.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks were $15.0 million at December 31, 2021 compared to $14.0 million as of December 31, 2020, an increase of $1 million or 7.1%. The increase was due primarily to the net increases in deposits and capital, partially offset by securities purchases.

Securities Available for Sale. Securities available for sale (AFS) increased by $43.8 million, or 336.9%, to $56.8 million at December 31, 2021 from $13.0 million at December 31, 2020. This increase is primarily due to the investment of the funds provided by the mutual to stock conversion and the increase in deposits. The increase in securities included the investment of $79.4 million in AFS securities, including purchases of $43.2 million in US Treasuries, $11.3 million in mortgage-backed securities (MBS), $11.3 million in collateralized mortgage obligations (CMO), $11.0 million in municipals, and $2.5 million in bank subordinated debt, partially reduced by paydowns of $4.2 million, one municipal of $200,000 called, $30 million in short-term treasuries that matured and unrealized losses on the AFS portfolio of $1.0 million.

Securities Held to Maturity. Securities held to maturity decreased by $600,000, or 1.7%, to $33.7 million at December 31, 2021 from $34.3 million at December 31, 2020. This decrease is primarily due to purchases of MBS totaling $13.8 million, offset by principal repayments of $10.7 million and calls on municipal securities totaling $3.5 million.

Loans and Leases Receivable, Net. Net loans and leases receivable increased $7.1 million, or 3.3%, to $220.3 million at December 31, 2021 from $213.2 million at December 31, 2020, including a reduction in PPP loans of $4.1 million, or 99.7%, from $4.1 million at December 31, 2020 to $13,000 at December 31, 2021. During the year ended December 31, 2021, loans were originated totaling $112.8 million of which $21.2 million were renewals or refinancings of existing Mineola Community Bank loans, resulting in net originations of $91.6 million, less participations sold of $6.5 million. Loan originations consisted primarily of $48.2 million of 1-4 family home loans, $28.2 million of construction loans (upon completion), including speculative construction loans of $12.0 million, $18.4 million in commercial real estate less $6.5 million sold through participations, $3.1 million of consumer loan originations, $5.4 million in commercial and industrial loan originations, $3.4 million in land & development, $2.9 million in farmland and $1.1 million in municipal loan originations. During the year ended December 31, 2021, there were $11.9 million in loan principal paydowns and $74.5 million in loan payoffs. During the year ended December 31, 2021, total construction loans (including the 49% remaining in process) decreased by $195,000 from $23.5 million at December 31, 2020 to $23.3 million at December 31, 2021. Construction loans continue to be a large segment of our portfolio which is a reflection of strong housing demand in our primary market area.

Deposits. Deposits increased $39.8 million, or 16.9%, to $274.9 million at December 31, 2021 from $235.1 million at December 31, 2020. Core deposits (defined as all deposits other than certificates of deposit) increased $43.0 million, or 27.0%, to $202.4 million at December 31, 2021 from $159.4 million at December 31, 2020. Certificates of deposit decreased $3.2 million, or 4.2%, to $72.5 million at December 31, 2021 from $75.8 million at December 31, 2020. We have no brokered deposits. The large growth in deposits during 2021 is partially due to higher customer cash balances resulting from various forms of Covid-19 relief and increased government stimulus. The decrease in certificates of deposit is primarily due to a declining rate environment in the market for time deposits combined with a strategic effort to reduce our overall cost of funds through a reduction of higher costs certificates of deposit.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank decreased by $3.2 million, or 10.4%, to $27.6 million at December 31, 2021 from $30.8 million at December 31, 2020 due to monthly principal reductions on amortizing advances and the payoff of a $1.0 million advance.

Shareholders’ Equity. Total shareholders’ equity increased $28.2 million, or 88.4%, to $60.1 million at December 31, 2021 from $31.9 million at December 31, 2020. The increase was primarily the result of the Conversion on July 14, 2021, which netted $30.9 million from the sale of common stock, reduced by $2.6 million with the establishment of the Mineola Community Bank leveraged ESOP, for a net addition to equity of $28.3 million from the conversion. Retained earnings was increased further by consolidated income for the year ended December 31, 2021 of $518,000, and ESOP shares earned adding $202,000 to capital, offset by an $814,000 reduction in accumulated other comprehensive income from $128,000 at December 31, 2020 to ($686,000) at December 31, 2021. The ESOP contra equity account was $2.5 million at December 31, 2021.

At December 31, 2021, Mineola Community Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes. As permitted by the CARES Act, at December 31, 2021 a community bank leverage ratio of at least 8.5% is required to be considered “well capitalized” under regulatory requirements. At December 31, 2021, Mineola Community Bank’s community bank leverage ratio was 12.89%.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances. Average yields for loans (excluding PPP loans) include loan fees of $579,000 and $583,000 for the years ended December 31, 2021 and 2020, respectively. Average yield for PPP loans includes $212,000 in loan fees for the year ended December 31, 2020 and none in 2021. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Years Ended December 31,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)

Interest-earning assets:
Loans (excluding PPP loans)	$216,207	$9,569	4.43%	$193,765	$9,372	4.84%
Allowance for loan and lease losses	(1,576)	—	—	(1,205)	—	—
PPP loans	545	6	1.10%	3,422	248	7.25%
Securities	59,083	857	1.45%	48,777	898	1.84%
Restricted stock	2,029	22	1.08%	2,008	38	1.89%
Interest-bearing deposits in banks	18,677	56	0.30%	15,791	241	1.53%
Federal funds sold	22,080	24	0.11%	1,866	5	0.27%
Total interest-earning assets	317,045	10,534	3.32%	264,424	10,802	4.09%
Noninterest-earning assets	21,357			20,082
Total assets	$338,402			$284,506

Interest-bearing liabilities:
Interest-bearing demand deposits	$69,116	234	0.34%	$49,345	177	0.36%
Regular savings and other deposits	70,338	263	0.37%	52,223	238	0.46%
Money market deposits	9,758	36	0.37%	10,862	87	0.8%
Certificates of deposit	75,080	957	1.27%	74,935	1,304	1.74%
Total interest-bearing deposits	224,292	1,490	0.66%	187,365	1,806	0.96%
Advances from the Federal Home Loan Bank	29,061	615	2.12%	32,738	691	2.11%
Other liabilities	371	11	2.96%	332	12	3.61%
Total interest-bearing liabilities	253,724	2,116	0.83%	220,435	2,509	1.14%
Noninterest-bearing demand deposits	43,454			29,183
Other noninterest-bearing liabilities	3,840			3,005
Total liabilities	301,018			252,623
Total members’ equity	37,384			31,883
Total liabilities and members’ equity	$338,402			$284,506
Net interest income		$8,418			$8,293
Net interest rate spread (1)			2.49%			2.95%
Net interest-earning assets (2)	$63,321			$43,989
Net interest margin (3)			2.66%			3.14%
Average interest-earning assets to interest-bearing liabilities			124.96%			119.96%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following tables present the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by current year volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Years Ended December 31, 2021 vs. 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,085	$(888)	$197
PPP loans	(209)	(33)	(242)
Securities	190	(231)	(41)
Restricted stock	—	(16)	(16)
Interest-bearing deposits in banks	44	(229)	(185)
Federal funds sold and other	54	(35)	19
Total interest-earning assets	1,164	(1,432)	(268)

Interest-bearing liabilities:
Interest-bearing demand deposits	71	(14)	57
Regular savings and other deposits	83	(58)	25
Money market deposits	(9)	(42)	(51)
Certificates of deposit	3	(350)	(347)
Total deposits	148	(464)	(316)
Advances from the Federal Home Loan Bank	(78)	2	(76)
Other interest-bearing liabilities	1	(2)	(1)
Total interest-bearing liabilities	71	(464)	(393)

Change in net interest income	$1,093	$(968)	$125

Comparison of Operating Results for the Years Ended December 31, 2021 and December 31, 2020

Net Income. Net income was $518,000 for the year ended December 31, 2021, compared to net income of $749,000 for the year ended December 31, 2020, a decrease of $231,000, or 30.8%. The decrease was primarily due to a $1.0 million, or 12.5%, increase in non-interest expense, partially offset by a $124,000, or 1.5%, increase in net interest income, a $434,000, or 89.7%, decrease in the provision for loan and lease losses, a $160,000 increase in noninterest income and a $100,000 decrease in income tax expense. The large increase in non-interest expense includes $575,000 in expenses related to the establishment of the TCBS Foundation as part of the conversion and $202,000 in expenses related to the newly formed ESOP.

Interest Income. Interest income decreased $268,000, or 2.5%, to $10.5 million for the year ended December 31, 2021 from $10.8 million at December 31, 2020. This decrease was the result of decreased yields on all interest earnings assets. Total average interest earning assets increased by $52.6 million, or 19.9%, but was offset by a 75 basis point, or 18.4%, drop in yield from 4.09% at December 31, 2020 to 3.32% at December 31, 2021.

Interest income on loans, excluding PPP interest, increased $197,000. This interest increase was primarily due to an increase of $22.4 million, or 11.6%, increase in the average balance of the loan portfolio from $193.8 million for the year ended December 31, 2020 to $216.2 million for the year ended December 31, 2021. This was partially offset by a decrease of 41 basis points, or 8.5%, in the average yield on loans from 4.84% for the year ended December 31, 2020 to 4.43% for the year ended December 31, 2021. PPP loan interest decreased $242,000, or 97.6%, to $6,000 for the year ended December 31, 2021 from $248,000 for the year ended December 31, 2020. This decrease was due to a decrease in yield of 615 basis points, or 84.8%, from 7.25% for the year ended December 31, 2021 to 1.10% for the year ended December 31, 2020. There were $212,000 in PPP loan fees included in interest for the year ended December 31, 2020 and none in 2021.

Securities interest decreased $41,000, or 4.6%, from $898,000 for the year ended December 31, 2020 to $857,000 for the year ended December 31, 2021. This decline resulted from a 39 basis point, or 21.2%, decline in yield from 1.84% for the year ended December 31, 2020 to 1.45% for the year ended December 31, 2021, partially offset by the $10.3 million, or 21.1%, increase in average securities from $48.8 million for the year ended December 31, 2020 to $59.1 million for the year ended December 31, 2021. The yield decrease is reflective of the overall rate decline in the market resulting in lower average yields on securities added to the portfolio over the past year.

Interest bearing deposits in banks and cash and cash equivalents experienced a significant interest rate decrease from December 31, 2020 to December 31, 2021 due to overall market and economic conditions. Interest income from interest bearing deposits in banks decreased $185,000, or 76.8%, from $241,000 for the year ended December 31, 2020 to $56,000 for the year ended December 31, 2021. This decline resulted from a decrease of 123 basis points, or 80.4%, in average yield from 1.53% for the year ended December 31, 2020 to 0.30% for the year ended December 31, 2021, which was partially offset by a $2.9 million, or 18.3%, increase in deposits in banks from $15.8 million for the year ended December 31, 2020 to $18.7 million for the year ended December 31, 2021. Fed funds interest increased $19,000, or 380.0%, to $24,000 at December 31, 2021 from $5,000 at December 31, 2020. There was also a decrease of 16 basis points, or 59.4%, in average yield on fed funds from 0.27% for the year ended December 31, 2020 to 0.11% for the year ended December 31, 2021, which was offset by a $20.2 million, or 1,083.3%, increase in fed funds from $1.9 million for the year ended December 31, 2020 to $22.1 million for the year ended December 31, 2021. Average interest earning assets increased by $52.6 million, or 19.9%, from $264.4 million at December 31, 2020 to $317.0 million at December 31, 2021, which was offset by a decrease in yield of 75 basis points, or 18.4%, from 4.09% for the year ended December 31, 2020 to 3.32% for the year ended December 31, 2021.

Interest Expense. Interest expense decreased $393,000, or 15.7%, to $2.1 million for the year ended December 31, 2021 from $2.5 million for the year ended December 31, 2020 due to a decrease in the average cost on interest-bearing liabilities of 30 basis points, or 26.7%, from 1.14% for the year ended December 31, 2020 to 0.83% for the year ended December 31, 2021, partially offset by an increase in average deposit accounts of $33.3 million, or 15.1% to $253.7 for the year ended December 31, 2021 from $220.4 million for year ended December 31, 2021. Interest expense on deposit accounts decreased $316,000, or 17.5%, for the year ended December 31, 2021 from $1.8 million for the year ended December 31, 2020 to $1.5 million for the year ended December 31, 2021, due primarily to a decrease in the average deposit cost of 30 basis points, or 31.1%, from 0.96% for the year ended December 31, 2020 to 0.66% for the year ended December 31, 2021. This 30 basis point, or 31.1%, decrease in deposit cost was primarily due to a decrease in market interest rates. This was partially offset by an increase of $36.9 million, or 19.7%, in the average deposit account balances from $187.4 million for the year ended December 31, 2020 to $224.3 million for the year ended December 31, 2021.

Interest expense on Federal Home Loan Bank (FHLB) advances decreased $76,000, or 11.0%, to $615,000 for the year ended December 31, 2021 from $691,000 for the year ended December 31, 2020, primarily due to the decrease in average balances of FHLB advances of $3.7 million, or 11.2%, to $29.1 million for the year ended December 31, 2021 from $32.7 million for the year ended December 31, 2020, resulting from normal monthly principal reductions and a $1.0 million advance that matured. The average rate remained basically flat at 2.12% for the year ended December 31, 2021.

Net Interest Income. Net interest income increased $125,000, or 1.5%, to $8.4 million for the year ended December 31, 2021 from $8.3 million for the year ended December 31, 2020, primarily due to a increase $19.3 million, or 43.9% in average net interest earning assets from $44.0 million for the year ended December 31, 2020 to $63.3 million for the year ended December 31, 2021, partially offset by a 46 basis point, or 15.6%, decrease in net interest rate spread from 2.95% for the year ended December 31, 2020 to 2.49% for the year ending December 31, 2021. Net interest margin decreased 48 basis points, or 15.3%, to 2.66% for the year ended December 31, 2021 from 3.14% for the year ended December 31, 2020.

Provision for Loan and Lease Losses. Based on management’s analysis of the adequacy of the allowance for loan and lease losses, the provision for loan and lease losses decreased $434,000, or 89.7%, from $484,000 for the year ended December 31, 2020 to $50,000 for the year ended December 31, 2021, leaving the allowance for loan and lease losses basically flat at $1.6 million at December 31, 2021. The higher amount in 2020 was partially the result of a $300,000 specific reserve placed on one loan relationship.

Noninterest Income. Noninterest income increased $160,000, or 10.3%, to $1.7 million for the year ended December 31, 2021 from $1.6 million for the year ended December 31, 2020, primarily the result of increased other ATM fees of $167,000, or 23.3%, from $718,000 at December 31, 2020 to $885,000 at December 31, 2021, and an $11,000, or 1.6%, increase in additional deposit account related fees and other service charges and fees over the year ended December 31, 2021. This was offset by a decrease of $10,000, or 8.3%, in bank-owned life insurance income and an $8,000, or 27.6%, decrease in other miscellaneous income.

Noninterest Expense. Noninterest expense increased $1.1 million, or 12.5%, to $9.5 million for the year ended December 31, 2021 from $8.4 million for the year ended December 31, 2020 primarily due to increased expenses relating to the conversion and reporting, including a $575,000 expense to initially fund the TCBS Foundation and a $202,000 expense related to the newly formed Mineola Community Bank ESOP. Increases in professional services and technologies utilized for SEC accounting and reporting and additional FDIC insurance costs also increased our noninterest expense.

Salary and employee benefit expenses increased by $233,000, or 4.7%, totaling $5.1 million for the year ended December 31, 2021 and $4.9 million for the year ended December 31, 2020, due primarily to the new $202,000 ESOP expense in 2021 and an increase of $29,000 in health insurance costs for the year ending December 31, 2021 from $453,000 to $482,000. Directors’ fees increased $38,000, or 14.2%, from $268,000 for the year ended December 31, 2020 to $306,000 for the year ended December 31, 2021 due to an increase in monthly director compensation. Data (core) processing expense decreased by $38,000, or 4.4%, to $833,000 for the year ended December 31, 2021 from $871,000 for the year ended December 31, 2020 primarily due to a contract renegotiation and renewal. However, we have been notified of a 6% price increase from FPS, our core processor, in 2022 due to increased operating costs. Contract services increased $75,000, or 15.9%, from $472,000 to $547,000 over the year ended December 31, 2021 along with other expenses increasing $723,000, or 60.6%, for the year ended December 31, 2021 from $1.2 million to $1.9 million. There was a decrease of $88,000 in donations and contributions in 2021, offset by several increases in expenses primarily related to the conversion and new auditing and reporting requirements associated with being a public company including but not limited to, a $575,000 expense for the initial funding of the foundation, and an increase in audit, accounting and reporting expenses of $170,000.

Income Tax Expense. Income tax expense decreased by $100,000, or 51.8%, to $93,000 for the year ended December 31, 2021 from $193,000 for the year ended December 31, 2020. The effective tax rate was 15.22% and 20.5% for the year ended December 31, 2021 and 2020, respectively. The decrease in the effective tax rate was primarily due to a decrease in non-deductible tax items in 2021 as compared to 2020.

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

At December 31, 2021
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$7,966	(8.12)%
300	8,215	(5.25)%
200	8,462	(2.40)%
100	8,626	(0.51)%
Level	8,670	—
(100)	8,734	0.74%
(200)	8,621	(0.57)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 2.40% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.57% decrease in net interest income.

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

The tables below set forth the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2021
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$50,893	$(9,533)	(15.78)%	15.76%	(64)
300	53,982	(6,444)	(10.66)%	16.14%	(26)
200	56,955	(3,471)	(5.74)%	16.45%	5
100	59,192	(1,234)	(2.04)%	16.55%	15
Level	60,426	—	—%	16.40%	—
(100)	59,283	(1,143)	(1.89)%	15.68%	(72)
(200)	60,738	312	0.52%	15.76%	(64)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 5.74% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.52% increase in EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Dallas. At December 31, 2021, we had outstanding advances of $27.6 million from the Federal Home Loan Bank of Dallas. At December 31, 2021, we had unused borrowing capacity of $104.5 million with the Federal Home Loan Bank of Dallas. In addition, at December 31, 2021, we had a $10.0 million line of credit with Texas Independent Bankers Bank and a $5.0 million line of credit with First Horizon Bank. At December 31, 2021, there was no outstanding balance under either of these facilities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the years ended December 31, 2021 and 2020 included as part of the consolidated financial statements appearing elsewhere in this annual report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Mineola Community Bank and it must provide for its own liquidity to pay any dividends to stockholders and for other corporate purposes. At December 31, 2021, Texas Community Bancshares, Inc. (on an unconsolidated basis) had cash and cash equivalents totaling $21.9 million.

At December 31, 2021, Mineola Community Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 18 of the notes to consolidated financial statements.

Off-Balance Sheet Arrangements

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, unused lines of credit and swap transactions. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2021, we had outstanding commitments to originate loans of $27.4 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2021 totaled $43.9 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the Federal Home Loan Bank of Dallas or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 22 of the notes to our consolidated financial statements beginning on page F-1 of this annual report.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this prospectus have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk

The information regarding this Item is contained in Item 7 under the heading “Management of Market Risk.”

ITEM 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors and Audit Committee

Texas Community Bancshares, Inc. and Subsidiaries

Mineola, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Texas Community Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive (loss) income, shareholders' and members' equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. Federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP

We have served as the Company's auditor since 2020.

Houston, Texas
March 23, 2022

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

	2021	2020
Assets
Cash and due from banks	$5,651	$5,968
Federal funds sold	16,264	2,105
Cash and cash equivalents	21,915	8,073
Interest bearing deposits in banks	14,955	14,015
Securities available for sale	56,800	12,966
Securities held to maturity (fair values of $33,673 at December 31, 2021 and $34,970 at December 31, 2020)	33,682	34,328
Loans receivable, net of allowance for loan and lease losses of $1,592 at December 31, 2021 and $1,561 at December 31, 2020	220,162	213,239
Net investment in direct financing leases	105	32
Accrued interest receivable	931	963
Premises and equipment	6,215	6,383
Bank-owned life insurance	6,020	5,908
Foreclosed assets	209	209
Restricted investments carried at cost	2,037	2,024
Core deposit intangible	529	661
Mortgage servicing rights, net	8	12
Deferred income taxes	651	247
Other assets	607	578
	$364,826	$299,638
Liabilities and Shareholders' and Members' Equity
Liabilities
Noninterest bearing	$40,576	$31,439
Interest bearing	234,357	203,701
Total deposits	274,933	235,140
Advances from Federal Home Loan Bank	27,571	30,768
Accrued expenses and other liabilities	2,190	1,791
Total liabilities	304,694	267,699
Shareholders' and Members' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding at December 31, 2021	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,257,759 shares issued and outstanding at December 31, 2021	33	—
Additional paid in capital	30,932	—
Retained earnings	32,329	31,811
Accumulated other comprehensive (loss) income	(686)	128
Unearned Employee Stock Ownership Program ("ESOP") shares, at cost	(2,476)	—
Total shareholders' and members' equity	60,132	31,939
	$364,826	$299,638

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

	2021	2020
Interest Income
Loans, including fees	$9,575	$9,620
Debt securities
Taxable	741	731
Non taxable	116	167
Dividends on restricted investments	22	38
Federal funds sold	24	5
Deposits with banks	56	241
Total interest income	10,534	10,802
Interest Expense
Deposits	1,490	1,806
Advances from Federal Home Loan Bank	615	691
Other	11	12
Total interest expense	2,116	2,509
Net Interest Income	8,418	8,293
Provision for Loan and Lease Losses	50	484
Net Interest Income After Provision for Loan and Lease Losses	8,368	7,809
Noninterest Income
Service charges on deposit accounts	578	562
Other service charges and fees	1,007	845
Net appreciation on bank-owned life insurance	111	121
Other income	21	29
Total noninterest income	1,717	1,557
Noninterest Expenses
Salaries and employee benefits	5,146	4,913
Occupancy and equipment expense	725	706
Data processing	833	871
Contract services	547	472
Director fees	306	268
Other expense	1,917	1,194
Total noninterest expenses	9,474	8,424
Income Before Income Taxes	611	942
Income Tax Expense	93	193
Net Income	$518	$749
Earnings per share - basic	$0.17	N/A
Earnings per share - diluted	$0.17	N/A
Weighted-average shares outstanding - basic	3,002,129	N/A
Weighted-average shares outstanding - diluted	3,002,129	N/A

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

Years Ended December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

	2021	2020
Net Income	$518	$749

Other items of comprehensive (loss) income
Unrealized (depreciation) appreciation on investment securities available for sale, before tax	(1,031)	172

Total other items of comprehensive (loss) income	(1,031)	172
Comprehensive (Loss) Income Before Tax	(513)	921
Income tax benefit (expense) related to other items of comprehensive (loss) income	217	(36)

Comprehensive (Loss) Income	$(296)	$885

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ and Members’ Equity

Years Ended December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

					Accumulated		Total
			Additional		Other	Unearned	Shareholders'
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	and Members’
	Stock	Stock	Capital	Earnings	Income	Shares	Equity
Balance at January 1, 2021	$—	$—	$—	$31,811	$128	$—	$31,939
Net income	—	—	—	518	—	—	518
Stock issuance, net of conversion costs of $1,684	—	33	30,860	—	—	—	30,893
Net changes in fair value of available for sale securities, net of tax benefit of $217	—	—	—	—	(814)	—	(814)
Leveraged ESOP shares, 2,606,210 shares	—	—	—	—	—	(2,606)	(2,606)
ESOP shares earned, 13,031 shares	—	—	72	—	—	130	202
Balance at December 31, 2021	$—	$33	$30,932	$32,329	$(686)	$(2,476)	$60,132

Balance at January 1, 2020	$—	$—	$—	$31,062	$(8)	$—	$31,054
Net income	—	—	—	749	—	—	749
Net changes in fair value of available for sale securities, net of tax expense of $36	—	—	—	—	136	—	136
Balance at December 31, 2020	$—	$—	$—	$31,811	$128	$—	$31,939

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

	2021	2020
Operating Activities
Net income	$518	$749
Adjustments to reconcile net income to net cash from operating activities
Provision for loan and lease losses	50	484
Net amortization of securities	443	388
Depreciation and amortization	437	430
Appreciation on bank-owned life insurance	(111)	(121)
ESOP compensation expense for allocated shares	202	—
Deferred income tax	(188)	(130)
Net change in
Accrued interest receivable	32	(125)
Mortgage servicing rights	4	4
Other assets	(56)	(420)
Accrued expenses and other liabilities	426	652
Net Cash from Operating Activities	1,757	1,911
Investing Activities
Net change in interest bearing deposits in banks	(940)	5,045
Activity in available for sale securities
Purchases	(79,395)	(25,154)
Maturities, prepayments and calls	34,362	22,990
Activity in held to maturity securities
Purchases	(13,839)	(7,243)
Maturities, prepayments and calls	14,210	11,793
Purchases of restricted investments	(13)	(30)
Loan originations and principal collections, net	(6,973)	(36,522)
Net (increase) decrease in net investment in direct financing leases	(73)	17
Additions to premises and equipment	(137)	(806)
Net Cash used for Investing Activities	(52,798)	(29,910)
Financing Activities
Net increase in deposits	39,793	30,916
Advances from FHLB and other borrowings	—	5,000
Payments on long-term FHLB and other borrowings	(3,197)	(5,374)
Proceeds from issuance of common stock, net of conversion costs	30,893	—
Loan to ESOP for purchase of common stock	(2,606)	—
Net Cash from Financing Activities	64,883	30,542
Net Change in Cash and Cash Equivalents	13,842	2,543
Cash and Cash Equivalents at Beginning of Year	8,073	5,530
Cash and Cash Equivalents at End of Year	$21,915	$8,073

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

Note 1 -    Summary of Significant Accounting Policies

General

Texas Community Bancshares, Inc. (the “Company”), a Maryland corporation and registered bank holding company, was incorporated on March 5, 2021 to become the holding company for Mineola Community Bank, SSB (the “Bank”) upon the conversion of Mineola Community Mutual Holding Company (“MHC”) from a mutual holding company to a stock holding company (the “Conversion”). The Conversion was completed on July 14, 2021. The Company’s shares began trading on the NASDAQ under the symbol TCBS on July 15, 2021. In connection with the Conversion, the Company acquired 100% ownership of the Bank and the Company offered and sold 3,207,759 shares of its common stock at $10.00 per share, for gross offering proceeds of $32,078. The cost of the conversion and issuance of common stock was approximately $1,684, which was deducted from the gross offering proceeds. The Company also contributed 50,000 shares of its common stock and $75 of cash to Texas Community Bancshares Foundation, Inc. (the “Foundation”), a charitable foundation formed in connection with the Bank’s Conversion. The Bank’s employee stock ownership plan purchased 260,621 shares of the common stock sold by the Company, which was 8% of the 3,257,759 shares of common stock issued by the Company, including the shares contributed to the Foundation. The ESOP purchased the shares using a loan from the Company. The Company contributed $15,276 of the net proceeds from the offering to the Bank, loaned $2,606 of the net proceeds to the ESOP, contributed $75 to the Foundation and retained approximately $12,436 of the net proceeds.

Following Conversion, voting rights in the Company are held and exercised exclusively by the shareholders of the Company. Deposit account holders continue to be insured by the FDIC. In connection with the Conversion, liquidation accounts were established by the Company and the Bank in an aggregate amount equal to (i) the MHC’s ownership interest in the shareholders’ equity of Mineola Community Financial Group, Inc. (the former subsidiary holding company of the Bank) as of the date of the latest statement of financial condition included in the Company’s definitive prospectus dated May 14, 2021, plus (ii) the value of the net assets of the MHC as of the date of the MHC’s latest statement of financial condition before the consummation of the Conversion (excluding the MHC’s ownership interest in Mineola Community Financial Group, Inc.). Each eligible account holder and supplemental eligible account holder is entitled to a proportionate share of the liquidation accounts in the event of a liquidation of (i) the Company and the Bank or (ii) the Bank, and only in such events. This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance. The Bank may not pay a dividend on its capital stock if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. In addition, the Company is subject to certain regulations related to the payment of dividends and the repurchase of its capital stock. The Conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

The Bank’s primary source of revenue is providing loans and banking services to consumers and commercial customers in Mineola, Texas, and the surrounding area and the Dallas Fort Worth Metroplex. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and to general practices of the banking industry. Policies and practices which materially affect the determination of financial position, results of operations and cash flows are summarized as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Mineola Community Bank, S.S.B. and its wholly-owned subsidiary Mineola Financial Service Corporation,

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

which is not actively being utilized. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses.

Significant Group Concentration of Credit Risk

Most of the Company’s activities are with customers located within the Wood, Smith, and Van Zandt County areas and the Dallas Fort Worth Metroplex. Note 3 discusses the types of securities in which the Company invests. Note 4 discusses the types of lending in which the Company engages. Approximately 95% and 94% of the loan balance at December 31, 2021 and 2020, respectively, is secured by real estate. The Company does not have any other significant concentrations to any one industry or customer.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and federal funds sold, all of which mature within ninety days.

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. As of December 31, 2021 and 2020, the Company was not required to maintain any amounts in excess of required reserves.

Balances in transaction accounts at other financial institutions may exceed amounts covered by federal deposit insurance. Management regularly evaluates the credit risk associated with other financial institutions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents. At December 31, 2021 and 2020, the Company had $13,655 and $1,048, respectively, that exceeded amounts covered by federal deposit insurance.

Interest Bearing Deposits in Banks

Interest bearing deposits in banks mature within one and a half years and are carried at cost.

Debt Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Debt securities not classified as held to maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive (loss) income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary, if any, are reflected in earnings as realized losses. In determining whether other-than-temporary impairment exists, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Investments in other restricted stock are carried at cost. Any changes to the cost basis of these investments are recorded in the statements of income. These investments are reviewed annually to determine if an impairment charge is necessary.

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

As of December 31, 2021 and 2020, no impairment charges were recorded for any impairment.

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (FHLB) stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Company may request redemption at par value of any stock in excess of the amount it is required to hold. Stock redemptions are made at the discretion of FHLB. For the years ended December 31, 2021 and 2020, there were purchases of $13 and $30, respectively. There were no sales during 2021 and 2020.

Loans and Leases

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans secured by real estate throughout the Wood, Smith, and Van Zandt Counties and the Dallas Fort Worth Metroplex area. The ability of the Company’s debtors to honor their contracts is dependent upon the general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off which are measured at historical cost are generally reported at their outstanding unpaid principal balances net of any unearned income, charge-offs, and unamortized deferred fees and costs on originated loans. Interest income is accrued on the unpaid principal balance. The deferral of all loan origination fees and origination costs is quantified annually. In 2021 and 2020, management determined the deferral of these fees and costs to be immaterial to the consolidated financial statements. Unearned income is amortized to interest income using a level yield methodology.

The Company makes disclosures of loans and other financing receivables and the related allowance in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 310, Receivables. The accounting guidance defines a portfolio segment as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses, and a class of financing receivables as the level of disaggregation of portfolio segments based on the initial measurement attributes, risk characteristics and methods for assessing risk. The Company’s portfolio segments are real estate, agriculture, commercial, and consumer. The classes of financing receivables within the real estate segment are Construction and Land, Farmland, 1-4 Residential and Multifamily, and Commercial Real Estate. The remaining portfolio segments contain a single class of financing receivables. Under this accounting guidance, the allowance is presented by portfolio segment.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

Allowance for Loan and Lease Losses

The allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, represents management’s estimate of probable losses inherent in the Company’s lending activities. The allowance for loan and lease losses does not include amounts related to the accrued interest receivable as any accrued interest receivable is reversed when a loan is placed on nonaccrual status.

The allowance for loan and lease losses represents the estimated probable credit losses in funded consumer and commercial loans while the reserve for unfunded lending commitments, including standby letters of credit and binding unfunded loan commitments, represents estimated probable credit losses on these unfunded credit instruments based on utilization assumptions. Credit exposures deemed to be uncollectible are charged against these accounts. Cash recovered on previously charged off amounts is recorded as a recovery to these accounts.

Management evaluates the adequacy of the allowance for credit losses based on the combined total of these two components. The Company performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and assess the overall collectability of those portfolios. The allowance on certain homogenous loan portfolios is based on aggregated portfolio segment evaluations. Loss models are utilized for these portfolios which consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, bankruptcies, economic conditions and credit scores.

The Company’s real estate portfolio segment is comprised primarily of homogenous loans secured by residential and commercial real estate. The amount of losses incurred in the homogenous loan pools is estimated based upon how many of the loans will default and the loss in the event of default. Using modeling methodologies, the Company estimates how many of the homogenous loans will default based on the individual loans’ attributes aggregated into pools of homogenous loans with similar attributes. The attributes that are most significant to the probability of default and are used to estimate default include the loan-to-value, borrower credit score, months since origination, geography, and present collection status. The estimate is based on the Company’s historical experience with the loan portfolio. The estimate is adjusted to reflect an assessment of environmental factors that are not reflected in the historical data, such as changes in real estate values, local and national economies, underwriting standards and the regulatory environment.

The allowance on the remaining portfolio segments (agriculture, commercial, and consumer) is calculated using loss rates delineated by risk rating and product type. Factors considered when assessing loss rates include the value of the underlying collateral, the industry of the obligor, the obligor’s liquidity and other financial and qualitative factors. These statistical models are updated regularly for changes in economic and business conditions. Included in the analysis of these loan portfolios are reserves which are maintained to cover uncertainties that affect the Company’s estimate of probable losses including economic uncertainty and large single defaults.

Nonperforming loans are reviewed in accordance with applicable accounting guidance on impaired loans and troubled debt restructurings (TDRs). If necessary, a specific allowance is established for these loans if they are deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length of delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject of a restructuring agreement.

In addition to the allowance for loan and lease losses, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit and financial guarantees, and binding unfunded loan commitments. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to the Company’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, utilization assumptions, current economic conditions, performance trends within the portfolio and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments.

The allowance for loan and lease losses related to the loan portfolio is reported as a part of loans in the consolidated statements of condition whereas the reserve for unfunded lending commitments is reported on the consolidated statements of condition in accrued expenses and other liabilities. Provisions for credit losses related to the loan portfolio and unfunded lending commitments is reported separately in the consolidated statements of income.

Nonperforming Loans, Charge-Offs and Delinquencies

Nonperforming loans generally include loans that have been placed on nonaccrual status including nonaccrual loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties.

The entire balance of a loan is contractually delinquent if the minimum payment is not received by the specified due date on the customer’s billing statement. Interest and fees continue to accrue on past due loans until the date the loan goes into nonaccrual status, if applicable.

The outstanding balance of real estate secured loans, including all classes of financing receivables within the real estate portfolio segment, that is in excess of the estimated property value, less estimated costs to sell, is charged off no later than the end of the month in which the account becomes 180 days past due. The estimated property value, less estimated costs to sell, is determined utilizing appraisals or broker price opinions of the fair value of the collateral.

The outstanding balance of loans within the remaining loan segments (agriculture, commercial, and consumer) are charged off no later than the end of the month in which the account becomes 120 days past due. For secured loans, accounts are written down to the collateral value.

The fair value of the collateral is estimated by management based on current financial information, inspections, and appraisals. For unsecured loans, the outstanding balance is written off.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

Loans within all portfolio segments are generally placed on nonaccrual status and classified as nonperforming at 90 days past due. Accrued interest receivable is reversed when a loan is placed on nonaccrual status. Interest collections on non-accruing loans for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to interest income when received. These loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

Loans whose contractual terms have been modified in a TDR and are current at the time of the restructuring remain on accrual status if there is demonstrated performance prior to the restructuring and repayment in full under the restructured terms is expected. Otherwise, the loans are placed on nonaccrual status and reported as nonperforming until there is sustained repayment performance for a reasonable period, generally six months. TDRs that are on accrual status are reported as performing TDRs through the end of the calendar year in which the restructuring occurred or the year in which the loans are returned to accrual status. In addition, if accruing TDRs bear less than a market rate of interest at the time of modification, they are reported as performing TDRs throughout the remaining lives of the loans.

The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan and lease losses charged to earnings. Loan and lease losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans and leases in light of historical experience, the nature and volume of the loan and lease portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

Troubled Debt Restructured Loans

A TDR loan is a loan which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The loan terms which have been modified or restructured due to a borrower’s financial difficulty include, but are not limited to, a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals, renewals and rewrites. A TDR loan would generally be considered impaired.

Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Derivative Loan Commitments

Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance (FASB ASC 815, Derivatives and Hedging). Loan commitments that are derivatives are recognized at fair value on the consolidated statements of condition in other assets and other liabilities with changes in their fair values recorded in noninterest income.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

Forward Loan Sale Commitments

The Company evaluates all loan sales agreements to determine whether they meet the definition of a derivative under FASB ASC 815 as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company uses "best efforts" forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Accordingly, forward loan sale commitments are recognized at fair value on the consolidated statements of condition in other assets and liabilities with changes in their fair values recorded in other noninterest income.

The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company – put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Cash Surrender Value of Bank-owned Life Insurance

Life insurance policies are initially recorded at cost at the date of purchase. Subsequent to purchase, the policies are periodically adjusted for changes in cash surrender value. The adjustment to cash surrender value increases or decreases the carrying value of the policies and is recorded as income or expense on the consolidated statements of income.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated costs to sell at the date of foreclosure. All write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, property held for sale is carried at the lower of the new cost basis or estimated fair value less costs to sell.

Impairment losses on property to be held and used are measured at the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs related to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of the property to the lower of its cost or fair value less costs to sell.

Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 7 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line or accelerated method with useful lives ranging from 3 to 20 years.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

Mortgage Servicing Rights

Mortgage servicing rights are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Mortgage servicing rights are capitalized and amortized into income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined by using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

Intangible Assets

Intangible assets with a finite life consist of a core deposit intangible and is are carried at cost less accumulated amortization. The Company amortizes the cost of the identifiable intangible asset on a straight-line basis over the expected period of benefit, which is seven years.

Income Taxes

The Company’s income tax expense consists of the following components: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rate and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not some portion or all of a deferred tax asset will not be realized. The Company recognizes interest accrued on and penalties related to unrecognized tax benefits in tax expense.

During the years ended December 31, 2021 and 2020, the Company recognized no interest and penalties. Based on management’s analysis, the Company did not have any uncertain tax positions at December 31, 2021 and 2020.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Texas.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2021 and 2020 amounted to $46 and $47, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

Revenue Policies

FASB ASC Topic 606, Revenue from Contracts with Customers (Topic 606), (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as foreclosed assets. The majority of the Company’s revenues come from interest income and other sources, including loans, leases, and securities, that are outside the scope of Topic 606. The Company’s services that fall within the scope of Topic 606 are presented within Non-Interest Income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of Topic 606 include service charges on deposits, interchange income, and the sale of foreclosed assets.

A description of the Company’s revenue streams accounted for under Topic 606 follows:

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account-maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which related primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Interchange Income: The Company earns interchange fees from debit/credit cardholder transactions conducted through the Visa/MasterCard/Other payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Gains (Losses) on Sales of Foreclosed Assets: The Company records a gain or loss from the sale of foreclosed assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of a foreclosed asset to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale.

Revisions

Certain immaterial revisions of amounts previously reported have been made to the 2020 consolidated financial statements for FHLB purchases due to dividend reinvestment. These revisions did not have a significant impact on the financial statement line items impacted.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying financial statements to maintain consistency between periods presented. The reclassifications had no impact on net income or shareholders' and members’ equity.

Subsequent Events

Management has evaluated subsequent events through March 23, 2022, which was the date the accompanying consolidated financial statements were available to be issued.

Note 2 -    Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including allocated and committed-to-be-released ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. There were no dilutive shares as of December 31, 2021. There were no shares authorized or outstanding as of December 31, 2020.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

December 31, 2021
Net Income	$518

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	3,257,759
Less: average unearned ESOP shares	(255,630)
3,002,129

Additional dilutive shares	—

Weighted average shares outstanding for dilutive earnings per share	3,002,129

Basic and dilutive earnings per share	$0.17

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

Note 3 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$19,073	$113	$(401)	$18,785
Collateralized mortgage obligations	11,202	—	(126)	11,076
State and municipal	11,670	36	(167)	11,539
Corporate bonds	2,500	—	(94)	2,406
Total debt securities	44,445	149	(788)	43,806
U.S. government and agency	13,224	—	(230)	12,994
Total securities available for sale	$57,669	$149	$(1,018)	$56,800

Held to Maturity
Debt Securities:
Residential mortgage-backed	$31,277	$374	$(392)	$31,259
State and municipal	2,405	15	(6)	2,414
Total securities held to maturity	$33,682	$389	$(398)	$33,673

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$11,936	$202	$(76)	$12,062
State and municipal	868	36	—	904
Total securities available for sale	$12,804	$238	$(76)	$12,966

Held to Maturity
Debt Securities:
Residential mortgage-backed	$28,407	$651	$(49)	$29,009
State and municipal	5,921	40	—	5,961
Total securities held to maturity	$34,328	$691	$(49)	$34,970

During the years ended December 31, 2021 and 2020, the Bank had no sales of available for sale securities or held to maturity securities.

At December 31, 2021 and 2020, securities with a carrying value of $2,745 and $2,680, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2021, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$—	$—
Due from one to five years	9,964	9,841	1,137	1,150
Due in five to ten years	8,998	8,778	134	136
After ten years	8,432	8,320	1,134	1,128
Residential mortgage-backed	19,073	18,785	31,277	31,259
Collateralized mortgage obligations	11,202	11,076	—	—
Total	$57,669	$56,800	$33,682	$33,673

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2021
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (20,5)	$22,903	$(624)	$5,666	$(169)
Collateralized mortgage obligations (5)	11,076	(126)	—	—
State and municipal (9)	8,416	(173)	—	—
Corporate Bonds (2)	906	(94)	—	—
U.S. government and agency (13)	12,994	(230)	—	—
Total	$56,295	$(1,247)	$5,666	$(169)

December 31, 2020
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (5)	$8,298	$(125)	$—	$—

Mortgage-backed securities

The unrealized losses on the Company’s investments in residential mortgage-backed securities were caused by interest rate increases and increases in prepayment speeds. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by agencies of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and increases in prepayment speeds and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021 or December 31, 2020.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

U.S. Government and agency

The unrealized losses on the Company’s investments in U.S. government and agency securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021 or December 31, 2020.

State and municipal

The unrealized losses on the Company’s investments in state and municipal securities were caused by interest rate increases. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021 or December 31, 2020.

Corporate bonds

The unrealized losses on the Company’s investments in state and municipal securities were caused by interest rate increases. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021 or December 31, 2020.

Other-than-temporary impairment

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) evaluation by the Company of (a) its intent to sell a debt security prior to recovery and (b) whether it is more likely than not the Company will have to sell the debt security prior to recovery. As of December 31, 2021 and 2020, no investment securities were other-than- temporarily impaired.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

Note 4 -    Loans and Leases

A summary of the balances of loans and leases follows:

	December 31,
	2021	2020
Real estate	$209,946	$201,660
Agriculture	234	358
Commercial	6,141	8,665
Consumer and other	5,538	4,149
Subtotal	221,859	214,832
Less allowance for loan and lease losses	(1,592)	(1,561)
Loans and leases, net	$220,267	$213,271

Paycheck Protection Program (PPP) Loans

In March 2020, the United States government passed legislation designed to help the nation’s economy recover from the coronavirus disease 2019 (“COVID-19”) pandemic. This legislation is called the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which provides economy-wide financial stimulus in the form of financial aid to individuals, businesses, nonprofit entities, states and municipalities. The CARES Act temporarily added a new product titled the “Paycheck Protection Program” (PPP) to the U.S. Small Business Administration’s loan program. The CARES Act permits the SBA to guarantee 100 percent of these loans and also provides for forgiveness of up to the full principal amount of these loans. As of December 31, 2021, the Company has originated $5,484 in PPP loans of which $5,471 had been forgiven at December 31, 2021. Additionally, the Company recognized $6 and $212 of PPP loan interest in interest income during the years ended December 31, 2021 and 2020, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

The following tables set forth information regarding the activity in the allowance for loan and lease losses for the years ended December 31, 2021 and 2020:

	December 31, 2021
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Allowance for loan and lease losses:
Balance, January 1, 2021	$1,171	$2	$355	$33	$1,561
Charge-offs	—	—	—	(36)	(36)
Recoveries	—	—	—	17	17
Provision (Credit)	7	(1)	2	42	50
Balance, December 31, 2021	$1,178	$1	$357	$56	$1,592
Balance, December 31, 2021 allocated to loans and leases individually evaluated for impairment	$8	$—	$300	$—	$308
Balance, December 31, 2021 allocated to loans and leases collectively evaluated for impairment	$1,170	$1	$57	$56	$1,284
Loans and leases receivable:
Balance, December 31, 2021 loans and leases individually evaluated for impairment	$2,437	$—	$474	$33	$2,944
Balance, December 31, 2021 loans and leases collectively evaluated for impairment	207,509	234	5,667	5,505	218,915
Balance, December 31, 2021	$209,946	$234	$6,141	$5,538	$221,859

	December 31, 2020
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Allowance for loan and lease losses:
Balance, January 1, 2020	$937	$3	$128	$36	$1,104
Charge-offs	—	—	—	(27)	(27)
Recoveries	—	—	—	—	—
Provision (Credit)	234	(1)	227	24	484
Balance, December 31, 2020	$1,171	$2	$355	$33	$1,561
Ending balance allocated to loans and leases individually evaluated for impairment	$8	$—	$300	$—	$308
Ending balance allocated to loans and leases collectively evaluated for impairment	$1,163	$2	$55	$33	$1,253
Loans and leases receivable:
Loans and leases individually evaluated for impairment	$2,488	$—	$622	$2	$3,112
Loans and leases collectively evaluated for impairment	199,172	358	8,043	4,147	211,720
Ending balance	$201,660	$358	$8,665	$4,149	$214,832

The Company monitors credit quality within its portfolio segments based on primary credit quality indicators. All of the Company’s loans and leases are evaluated using pass rated or reservable criticized as the primary credit quality indicator. The term reservable criticized refers to those loans and leases that are internally classified or listed by the Company as

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

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

The Company evaluates the loan risk grading system definitions and allowance for loan and lease loss methodology on an ongoing basis. No significant changes were made during 2021 or 2020.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

The following table sets forth information regarding the internal classification of the loan and lease portfolio:

	December 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Real estate
Construction and land	$17,560	$—	$90	$—	$—	$17,650
Farmland	6,083	—	359	—	—	6,442
1‑4 Residential & multi-family	151,708	556	1,904	—	—	154,168
Commercial real estate	30,418	—	1,268	—	—	31,686
Agriculture	234	—	—	—	—	234
Commercial	5,652	—	52	437	—	6,141
Consumer and other	5,478	12	48	—	—	5,538
Total	$217,133	$568	$3,721	$437	$—	$221,859

	December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Real estate
Construction and land	$22,467	$—	$328	$—	$—	$22,795
Farmland	5,306	—	310	—	—	5,616
1‑4 Residential & multi-family	141,371	664	1,811	—	—	143,846
Commercial real estate	28,062	—	1,341	—	—	29,403
Agriculture	358	—	—	—	—	358
Commercial	8,043	—	56	566	—	8,665
Consumer and other	4,130	2	17	—	—	4,149
Total	$209,737	$666	$3,863	$566	$—	$214,832

The following table sets forth information regarding the credit risk profile based on payment activity of the loan and lease portfolio:

	December 31, 2021			December 31, 2020
		Non-			Non-
	Performing	performing	Total	Performing	performing	Total
Real estate
Construction and land	$17,650	$—	$17,650	$22,795	$—	$22,795
Farmland	6,250	192	6,442	5,306	310	5,616
1‑4 Residential & multi-family	153,400	768	154,168	143,317	529	143,846
Commercial real estate	31,563	123	31,686	29,403	—	29,403
Agriculture	234	—	234	358	—	358
Commercial	5,667	474	6,141	8,634	31	8,665
Consumer and other	5,505	33	5,538	4,146	3	4,149
Total	$220,269	$1,590	$221,859	$213,959	$873	$214,832

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

The following table sets forth information regarding the delinquencies not on nonaccrual within the loan and lease portfolio:

	December 31, 2021
						Recorded
		90 Days				Investment
	30‑89 Days	and	Total		Total	> 90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
Real estate
Construction and land	$1,620	$—	$1,620	$16,030	$17,650	$—
Farmland	—	—	—	6,442	6,442	—
1‑4 Residential & multi-family	305	—	305	153,863	154,168	—
Commercial real estate	—	—	—	31,686	31,686	—
Agriculture	—	—	—	234	234	—
Commercial	30	—	30	6,111	6,141	—
Consumer and other	19	—	19	5,519	5,538	—
Total	$1,974	$—	$1,974	$219,885	$221,859	$—

	December 31, 2020
						Recorded
		90 Days				Investment
	30‑89 Days	and	Total		Total	> 90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
Real estate
Construction and land	$286	$—	$286	$22,509	$22,795	$—
Farmland	—	—	—	5,616	5,616	—
1‑4 Residential & multi-family	344	—	344	143,502	143,846	—
Commercial real estate	—	—	—	29,403	29,403	—
Agriculture	—	—	—	358	358	—
Commercial	44	—	44	8,621	8,665	—
Consumer and other	5	—	5	4,144	4,149	—
Total	$679	$—	$679	$214,153	$214,832	$—

The following table sets forth information regarding the nonaccrual status within the loan and lease portfolio as of December 31, 2021 and 2020:

	2021	2020
Real estate
Construction and land	$—	$—
Farmland	192	310
1‑4 Residential & multi-family	768	529
Commercial real estate	123	—
Agriculture	—	—
Commercial	474	31
Consumer and other	33	3
Total	$1,590	$873

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the years ended December 31, 2021 and 2020.

The following table presents interest income recognized on impaired loans for the years ended December 31, 2021 and 2020:

	2021	2020
Real estate
1-4 Residential & multi-family	$13	$14
Commercial real estate	64	46
Commercial	20	24
	$97	$84

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

The following table sets forth information regarding impaired loans as of December 31, 2021:

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance
Real estate
Farmland	$192	$240	$—	$96
1‑4 Residential & multi-family	977	1,027	—	488
Commercial real estate	123	125	—	62
Commercial	37	42	—	19
Consumer and other	33	33	—	17

With a related allowance
Real estate
Commercial real estate	1,145	1,145	8	573
Commercial	437	442	300	219

Total
Real estate
Farmland	192	240	—	96
1-4 Residential & multi-family	977	1,027	—	488
Commercial real estate	1,268	1,270	8	635
Commercial	474	484	300	238
Consumer and other	33	33	—	17
	$2,944	$3,054	$308	$1,474

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

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

During the year ended December 31, 2021, there were two modifications resulting in troubled debt restructurings of approximately $83. The first loan is a single-family residence with an outstanding balance of approximately $69 as of December 31, 2021, and a second loan in commercial and industrial with an outstanding balance of approximately $14 as of December 31, 2021.

There were no troubled debt restructurings that occurred during the year ended December 31, 2020.

There have been no subsequently defaulted troubled debt restructurings. The Company has no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

At December 31, 2021 and 2021, the Company had a recorded investment of $493 and $433, respectively, of troubled debt restructured loans. The Company has no current commitments to loan additional funds to the borrowers whose loans have been modified.

COVID Deferrals

During the year ended December 31, 2020, under Section 4013 of the CARES Act or under the interagency guidance of the federal banking regulators, the Company modified certain loans allowing for a deferral of payments. The Company modified a total of 45 loans with a balance of $8,392 as of December 31, 2020. As of December 31, 2021, all loans have returned to normal payments and the Company has no loans of deferral.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

Note 5 -    Net Investment in Direct Financing Leases

The Company has entered into an equipment lease with a local municipal entity. The lease is classified as a direct financing lease. The terms of the lease provide for automatic annual renewal periods unless the lessee gives written notice, not less than ninety days prior to the end of the original term or any renewal term, of their intention to terminate. The components of the net investment in direct financing leases are summarized as follows:

	December 31,
	2021	2020
Total minimum lease payments to be received	$115	$35
Less interest income	(10)	(3)
Net investment in direct financing lease	$105	$32

At December 31, 2021, the scheduled financing lease payments are as follows:

2022	$45
2023	31
2024	13
2025	13
2026	13
$115

Note 6 -    Loan Servicing

Mortgage loans serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans are summarized as follows:

	December 31,
	2021	2020
Mortgage loan portfolio serviced for FHLMC	$1,148	$1,606

Note 7 -    Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2021	2020
Land	$1,175	$1,165
Buildings and improvements	7,745	7,662
Furniture, fixtures and equipment	2,591	2,549
	11,511	11,376
Accumulated depreciation	(5,296)	(4,993)
Total	$6,215	$6,383

Depreciation expense for the years ended December 31, 2021 and 2020, amounted to $305 and $298, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

Note 8 -    Leases

The Company leases certain office facilities and equipment for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2029 and provide for renewal options ranging from 1 year to 10 years. The Company included in the determination of the right-of-use assets and lease liabilities any renewal options when the options are reasonably certain to be exercised. The leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay real estate taxes, insurance, and repairs.

The weighted-average discount rate is based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, then the Company estimates an applicable incremental borrowing rate. The incremental borrowing rate is estimated using the Company’s applicable borrowing rates and the contractual lease term.

Total right-of-use assets and lease liabilities at December 31, 2021 and 2020 were as follows:

		December 31,
	Statement of Financial Condition Classification	2021	2020
Right-of-use assets:
Operating leases	Other assets	$472	$456

Lease Liabilities:
Operating lease liabilities	Accrued expenses and other liabilities	$472	$456

Total lease costs for the years ended December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Operating lease cost	$72	$71

The future minimum lease payments under noncancelable operating leases with terms greater than one year at December 31, 2021 are as follows:

Operating
2022	$70
2023	70
2024	71
2025	75
2026	72
Thereafter	165
Total undiscounted lease payments	523
Less: imputed interest	(51)
Net lease liabilities	$472

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

Supplement Lease Information

	December 31,
	2021	2020
Weighted-average remaining lease term
Operating leases	7.32 Years	8.6 Years

Weighted-average discount rate
Operating leases	2.79%	2.79%

Cash paid for amounts included in the measurement of lease liabilities Operating cash flows from operating leases	$70	$70

Right-of-use assets obtained in exchange for new lease liabilities Operating leases	$—	$70

Note 9 -    Deposits

The aggregate amount of time deposits meeting or exceeding FDIC limits of $250,000 or more at December 31, 2021 and 2020, was $13,388 and $10,195, respectively. At December 31, 2021, the scheduled maturities of time deposits are as follows:

2022	$43,862
2023	17,684
2024	9,466
2025	871
2026	661

Total	$72,544

Note 10 -    Advances from Federal Home Loan Bank

The Company had outstanding advances from Federal Home Loan Bank totaling $27,571 and $30,768 at December 31, 2021 and 2020, respectively. Such advances had a weighted average interest rate of 2.12% and 2.11% at December 31, 2021 and 2020, respectively. Scheduled maturities of the advances, which are subject to restrictions or penalties in the event of prepayment, at December 31, 2021 are as follows:

2022	$12
2023	—
2024	17,090
2025	—
2026	895
Thereafter	9,574

Total	$27,571

Under these agreements, the Company had unused lines of credit amounting to $104,506 at December 31, 2021. Pursuant to a blanket collateral agreement with the FHLB, advances were secured by all stock and deposit accounts with

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

the FHLB, mortgage collateral, securities collateral, and other collateral. No securities were specifically pledged as of December 31, 2021 and 2020.

Note 11 -    Income Taxes

Allocation of income taxes between current and deferred portions is as follows:

	Years ended December 31,
	2021	2020

Current federal income tax expense	$281	$323
Deferred federal income tax benefit	(207)	(149)
Deferred state income tax expense	19	19

Total provision	$93	$193

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate at December 31, 2021 and 2020, is as follows:

	2021	2020

Income tax expense at the statutory rate	21.00%	21.00%
State income taxes	3.05	1.98
Nontaxable earnings	(8.85)	(6.70)
Nondeductible expenses	0.62	2.39
Other	(0.60)	1.82

Total provision	15.22%	20.49%

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

The components of the net deferred tax asset are as follows:

	December 31,
	2021	2020
Deferred tax assets
Allowance for loan and lease losses	$334	$328
Organizational costs	2	4
Intangible assets	44	30
Deferred compensation	154	130
State income tax credit	76	91
Charitable contribution credit	113	—
Unrealized loss on securities available for sale	182	—

	905	583
Deferred tax liabilities
Depreciable assets	(135)	(135)
Accrual to cash	(78)	(129)
Mortgage servicing rights	(2)	(2)
Unrealized gain on securities available for sale	—	(34)
Other	(39)	(36)

	(254)	(336)

Net deferred tax asset	$651	$247

No valuation allowance for deferred tax assets was recorded as of December 31, 2021 and 2020, as management believes the amounts representing future deferred tax benefits will more likely than not be recognized since the Company is expected to have sufficient taxable income of an appropriate character within the carryback and carryforward periods as permitted by the tax law to allow for utilization of the future deductible amounts.

Retained earnings at December 31, 2021 and 2020, includes $2,663, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was $559 at December 31, 2021 and 2020.

Note 12 -    Off-Balance-Sheet Activities

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

At December 31, 2021 and 2020, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount

	2021	2020
Commitments to extend credit	$27,374	$22,403

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

The Company is party to an agreement with the Federal Reserve Bank of Boston that provides the Company with a federal funds line of credit in an amount tied to securities on deposit with that bank. The Company pays no fees for this line of credit and has not drawn upon it. The Company is party to agreements with its correspondent banks that provide the Company with up to $15,000 federal funds line of credit to support overnight funding needs. The Company pays no fees for the lines of credit and has not drawn upon them. The lines renew annually.

At December 31, 2021, the Company had no commitments to purchase securities.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated statements of financial condition.

Note 13 -    Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Note 14 -    Employee Benefit Plan

The Company sponsors a defined contribution 401(k) retirement plan covering substantially all of its employees. The plan provides for the Company to match employees’ contributions up to five percent of an employee’s annual salary. In addition, the Company offers a profit-sharing component to the 401(k) plan under which the Company may contribute an equal amount to the account of each employee. The amount of the profit-sharing contribution is discretionary and determined annually by the board of directors. The employees are 100% vested after six years of service. Prior to full vesting, the employees are vested from 20% to 80% depending on the length of service. The Company’s contributions for the years ended December 31, 2021 and 2020, were $165 and $158, respectively.

The Company has a deferred compensation plan with a member of its board of directors that permits that director to defer a portion of his compensation and earn a guaranteed interest rate on the deferred amounts. The portion of the director’s compensation that is deferred has been accrued and the only other expense related to this plan is the interest on the deferred amounts. Interest expense during the years ended December 31, 2021 and 2020, included $11 and $11 related to this plan. The Company has included $192 and $199 of deferred compensation payable at December 31, 2021 and 2020, which is included in accrued expenses and other liabilities.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

To fund this plan, the Company has purchased a corporate-owned whole-life insurance contract on the director. The Company has included $116 and $112 in bank-owned life insurance at December 31, 2021 and 2020, which represents the cash surrender value of this policy.

Effective January 1, 2013, the Company adopted a deferred compensation incentive plan for five key employees. In 2020, two employees were added to the plan, for a total of eight employees. The plan provides for an individually agreed upon percentage of net income for the plan year to be deferred and vested over five years. The deferred compensation will earn interest over the vesting period. The vested benefit is to be paid within 90 days of the end of each plan year. The plan will continue each year unless terminated by the Company prior to the beginning of each plan year. The Company recorded compensation expense related to this program in the amount of $211 and $196 for the years ended December 31, 2021 and 2020, respectively. The remaining amount of bonus to be paid out before interest is $423 and is expected to be fully expensed by the year ended December 31, 2024. An accrual of $426 and $332 for December 31, 2021 and 2020, respectively, is included in accrued expenses and other liabilities.

Note 15 -    Employee Stock Ownership Program (“ESOP”)

In connection with the conversion to an entity owned by shareholders, the Company established an Employee Stock Ownership Plan for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase 260,621 shares (approximately 8.0% of the common stock issued in connection with the conversion). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation. Participants will vest in their accrued benefits determined by the years of service for vesting purposes. Vesting is accelerated upon retirement, death or disability of the participant, or a change in control of the Company or the Bank. Forfeitures will be reallocated to remaining participants. Benefits may be payable upon retirement, death, disability, separation of service, or termination of the ESOP.

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP will be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $202 for the year ended December 31, 2021.

A summary of the ESOP shares as of December 31, 2021 are as follows:

Shares allocated to participants	—
Shares released to participants	13,031
Unreleased shares	247,590
Total	260,621
Fair value of unreleased shares	$3,838

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

Note 16 -    Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates.

Annual activity consisted of the following:

	December 31,
	2021	2020

Beginning balance	$5,706	$2,999
Additions	1,830	2,996
Repayments	(3,514)	(289)
Ending balance	$4,022	$5,706

Deposits from related parties held by the Company at December 31, 2021 and 2020, amounted to $4,027 and $5,026, respectively.

Note 17 -    Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	December 31,
	2021	2020
Supplemental cash flow information:
Cash paid for
Interest on deposits	$1,536	$1,838
Interest on FHLB advances	620	695
Other interest	11	11
Income taxes	320	285

Note 18 -    Minimum Regulatory Capital Requirements

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

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At December 31, 2021 and 2021, the Bank’s CBLR ratio was 12.89% and 10.49%, respectively, which exceeded all regulatory capital requirements under the CBLR framework and the Bank was considered to be “well-capitalized.”

Under the CLBR framework, banks and their bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9%, are eligible to opt into the CBLR framework. Qualifying

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

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

Note 19 -    Fair Value Measurements

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

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

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There have been no changes in valuation techniques during the years ended December 31, 2021 and 2020, respectively.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$18,785	$—	$18,785
Collateralized mortgage obligations	—	11,076	—	11,076
State and municipal	—	11,539	—	11,539
Corporate bonds	—	2,406	—	2,406
U.S. Government and agency	—	12,994	—	12,994
Total financial assets	$—	$56,800	$—	$56,800

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$12,062	$—	$12,062
State and municipal	—	904	—	904
Total financial assets	$—	$12,966	$—	$12,966

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$1,274	$1,274
Nonfinancial assets
Foreclosed assets	—	—	209	209
	$—	$—	$1,483	$1,483

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$1,488	$1,488
Nonfinancial assets
Foreclosed assets	—	—	209	209
	$—	$—	$1,697	$1,697

During the years ended December 31, 2021 and 2020, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based upon the fair value of the underlying collateral. At December 31, 2021, impaired loans with a carrying value of $1,582 were reduced by specific valuation allowance allocations totaling $308 to a reported fair value of $1,274. At December 31, 2020, impaired loans with a carrying value of $1,796 were reduced by specific valuation allowance allocations totaling $308 to a reported fair value of $1,488. The fair value of impaired loans is determined based on collateral valuations utilizing Level 3 valuation inputs. $0 and $208 were charged to the provision for loan and lease losses as a result of the valuation allowance for the years ended December 31, 2021 and 2020, respectively.

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2021	Technique	Inputs	Values

Impaired loans	$1,274	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Foreclosed assets	$209	Appraisal of collateral (1)	Appraisal adjustment	10-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2020	Technique	Inputs	Values

Impaired loans	$1,488	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Foreclosed assets	$209	Appraisal of collateral (1)	Appraisal adjustment	10-25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31, 2021
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$21,915	$—	$—	$21,915	$21,915
Interest bearing deposits in banks	14,955	—	—	14,955	14,955
Securities held to maturity	—	33,673	—	33,673	33,682
Loans, net	—	—	224,354	224,354	220,162
Net investment in direct financing leases	—	—	105	105	105
Interest receivable	931	—	—	931	931
Restricted investments carried at cost	—	2,037	—	2,037	2,037
Mortgage servicing rights	—	—	8	8	8
Financial liabilities
Deposits	—	—	274,995	274,995	274,933
Federal Home Loan Bank advances	—	—	28,259	28,259	27,571
Interest payable	128	—	—	128	128

	December 31, 2020
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$8,073	$—	$—	$8,073	$8,073
Interest bearing deposits in banks	14,015	—	—	14,015	14,015
Securities held to maturity	—	34,970	—	34,970	34,328
Loans, net	—	—	214,362	214,362	213,239
Net investment in direct financing leases	—	—	32	32	32
Interest receivable	963	—	—	963	963
Restricted investments carried at cost	—	2,024	—	2,024	2,024
Mortgage servicing rights	—	—	12	12	12
Financial liabilities
Deposits	—	—	235,246	235,246	235,140
Federal Home Loan Bank advances	—	—	32,297	32,297	30,768
Interest payable	180	—	—	180	180

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

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

Restricted investments carried at cost – The carrying value of these investments approximates fair value based on the redemption provisions contained in each.

Mortgage servicing rights – Fair values are estimated using discounted cash flows based on current market rates of interest.

Deposits – The fair values disclosed for demand deposits (for example, interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed- term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank advances – Current market rates for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Interest payable – The carrying value approximates the fair value.

Note 20 -    Core Deposit Intangible

Core deposit intangible assets were recorded as part of the MapleMark Edgewood Branch Acquisition.

The components of core deposit intangible assets were as follows:

	December 31,
	2021	2020

Core deposit intangible	$926	$926
Less accumulated amortization	(397)	(265)
Net core deposit intangible	$529	$661

Core deposit intangible assets are amortized on a straight-line basis over their estimated life of 7 years. There was $132 of amortization expense related to intangible assets for each of the years ended December 31, 2021 and 2020. The estimated aggregate future amortization expense for core deposit intangible assets remaining as of December 31, 2021, was as follows:

Years ended December 31:
2022	$132
2023	132
2024	132
2025	133
Total	$529

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

Note 21 -    Condensed Parent Company Financial Statements

Included below are the condensed financial statements of the Parent Company, Texas Community Bancshares, Inc.:

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$13,531	$466
Investment in subsidiary	46,429	31,473
Other receivables	26	—
Deferred income taxes	111	—
Other Assets	40	—
	$60,137	$31,939
Liabilities
Accrued expenses and other liabilities	5	—

Shareholders' and Members' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized,
none issued and outstanding at December 31, 2021	$—	$—
Common stock, $0.01 par value, 19,000,000 shares authorized,
3,257,759 shares issued and outstanding at December 31, 2021	33	—
Additional paid in capital	30,932	—
Retained earnings	32,329	31,811
Accumulated other comprehensive (loss) income	(686)	128
Unearned Employee Stock Ownership Program shares	(2,476)	—
Total shareholders' equity	60,132	31,939
	$60,137	$31,939

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

	December 31,
	2021	2020

Expenses
Contribution Expense - TCBS Foundation	$575	$—
Other expenses	76	84

Total expenses	651	84

Loss Before Income Taxes and Equity in Earnings of Subsidiary	(651)	(84)

Income Tax Benefit	(136)	—

Loss Before Equity in Earnings of Subsidiary	(515)	(84)

Equity in Earnings of Subsidiary
Dividend income	500	500
Undistributed earnings of subsidiary	533	333

Total equity in earnings of subsidiary	1,033	833

Net Income	$518	$749

Other items of comprehensive income
Unrealized (depreciation) appreciation on investment securities available for sale, before tax	(1,031)	$172
Income tax benefit (expense) related to other items of comprehensive (loss) income	217	(36)

Total other items of comprehensive (loss) income, net of tax benefit (expense)	(814)	136

Comprehensive (Loss) Income	$(296)	$885

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts in thousands, except for share and per share data)

	December 31,
	2021	2020

Operating Activities
Net (loss) income	$518	$749
Adjustments to reconcile net income to
net cash provided by operating activities
Equity in undistributed earnings of subsidiary	(533)	(333)
ESOP compensation expense for allocated shares	202
Deferred tax benefit	(111)	—
Increase in other assets	(66)	—
Increase in accrued expenses	5	—

Net Cash from Operating Activities	15	416

Investing Activities
Dividends received	40	—

Net Cash from Investing Activities	40	—

Financing Activities
Proceeds from issuance of common stock, net of offering costs	30,883	—
Proceeds from conversion transferred to bank	(15,267)	—
Loan to ESOP for purchase of common stock	(2,606)	—

Net Cash from Financing Activities	13,010	—

Net Change in Cash and Cash Equivalents	13,065	416

Cash and Cash Equivalents at Beginning of Year	466	50

Cash and Cash Equivalents at End of Year	$13,531	$466

Note 22 -    Recently Issued But Not Yet Effective Accounting Pronouncements

Accounting Standards Update “ASU” 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016-13 is effective for the Company on January 1, 2023. Management has established a timeline and a Current Expected Credit Losses (“CECL”) team that is currently working on selecting a third-party vendor whose model we will use to run the CECL calculation. We will begin inputting any needed loan data not readily available and re-evaluating our internal and external factors, including economic and peer data, over the next quarter with the goal of beginning parallel runs of the new CECL model and the current allowance for loan and lease losses model simultaneously as soon as systems are in place. At this time, we are still uncertain of the impact the implementation of CECL will have on the Company’s consolidated financial statements.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.Other Information

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

The directors of Texas Community Bancshares are the same persons who are currently the directors of Mineola Community Bank. In addition, each executive officer of Texas Community Bancshares is also an executive officer of Mineola Community Bank. Texas Community Bancshares and Mineola Community Bank expect to maintain this shared management structure until there is a business reason to establish separate management structures.

Our Directors

Directors of Texas Community Bancshares serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. The directors of Mineola Community Bank are also elected on the same staggered basis. The following table sets forth for each director of Texas Community Bancshares, his or her name, his or her age at December 31, 2021, the year in which he or she began serving as a director of Mineola Community Bank, and the year when his or her current term as a director of Texas Community Bancshares expires.

Name (1)	Position(s)	Age	Director Since	Current Term Expires
Demethrius T. Boyd	Director	54	2022	2022
Clifton D. Bradshaw	Director	61	2007	2022
James B. Harder	Director	78	1983	2023
James H. Herlocker, III	Chairman, President and Chief Executive Officer	69	1996	2023
Kerry A. Kindle	Director	68	2022	2024
Sheree A. Mize	Corporate Secretary	64	2001	2024
Mark A. Pickens	Director	63	2019	2022
Jerry Presswood	Director	82	2007	2024
Kerry Nan Saucier	Director	70	2007	2023
Anthony R. Scavuzzo	Director	40	2022	2023
Johnny Sherrill	Director	54	2017	2024
Robert L. Smith, III	Director	69	1995	2022
Bryan Summerville	Director	58	2022	2023
Glen Thurman	Director	62	2013	2024
(1)	The mailing address for each individual is 215 West Broad Street, Mineola, TX 75773.

The business experience for the past five years of each director is set forth below. Each individual’s biography also contains information regarding his experience, qualifications, attributes or skills that caused the board of directors to determine that he should serve as a director. Unless otherwise indicated, each individual has held his position for the past five years.

Demethrius R. Boyd is the Senior Pastor of St. Paul Missionary Church in Mineola, Texas.

Mr. Boyd provides us with valuable knowledge, community involvement and leadership skills used in his counseling, ministry and numerous community leadership roles. He had served an advisory direct since 2013.

Clifton D. Bradshaw is a veterinarian and the owner of Lake Country Animal Clinic. Mr. Bradshaw opened his veterinary clinic in Mineola in 1989. He has a degree in Veterinary Medicine from Texas A&M University.

Mr. Bradshaw provides us with extensive knowledge of Mineola Community Bank and its operations. Mr. Bradshaw served as an Advisory Board Member of Mineola Community Bank beginning in 2000 before being appointed as a director. He also brings extensive knowledge of the agriculture business to the Board of Directors.

James B. Harder is a self-employed online auto dealer and business consultant. Mr. Harder serves on several community boards and advises local businesses with his business knowledge.

As the longest serving director, Mr. Harder provides the Board of Directors with extensive institutional knowledge of Mineola Community Bank.

James H. Herlocker, III is the Chairman, President and Chief Executive Officer of Texas Community Bancshares and Mineola Community Bank. He has been employed by Mineola Community Bank since 1978 and has served as its President and Chief Executive Officer since 1996.

Mr. Herlocker’s extensive knowledge of the banking industry and strong leadership skills provide us with invaluable insight and guidance into the business and regulatory requirements of today’s banking environment.

Kerry A. Kindle, a doctor of pharmacy, is the owner of Economy Drug in Grand Saline, Texas, and Crandall Pharmacy in Crandall, Texas.

Mr. Kindle provides us with business and financial knowledge as a successful business owner as well as serving in leadership roles on finance committees, economic development boards and other civic organizations. He had served as an advisory director since 2017.

Sheree A. Mize has been employed by Mineola Community bank since 1977 and serves as Corporate Secretary of Texas Community Bancshares and Mineola Community Bank. She joined Mineola Community Bank in 1977 and has held several positions during her tenure, giving her valuable knowledge of bank operations.

Mrs. Mize provides us with extensive knowledge of the local community and years of experience in the banking industry.

Mark A. Pickens served as President and Chief Executive Officer of the First National Bank of Edgewood from 1996 to 2017. In 2017, the First National Bank of Edgewood was sold and the name was changed to Maple Mark Bank. Mineola Community Bank acquired the Edgewood branch from Maple Mark Bank on December 31, 2018 and Mr. Pickens began his employment with Mineola Community Bank at that time. He retired as an employee on May 31, 2019. After his retirement, he became a director of Mineola Community Bank.

Mr. Pickens’s extensive knowledge of the banking industry and strong leadership skills provide us with invaluable insight and guidance into the business and regulatory requirements of today’s banking environment.

Jerry Presswood, now retired, owned a sporting equipment company. His business sold sporting equipment in the state of Texas and contiguous states. He also has experience in home building.

Mr. Presswood provides us with extensive knowledge of Mineola Community Bank and its operations. He also brings the knowledge of operating a small business and the understanding of how to make a business successful.

Kerry Nan Saucier, now retired, served as a junior high school principal and was an educator for 39 years. She started with the bank in 2004 as an advisory director and became a director in September 2007. She has served on numerous civic boards.

Ms. Saucier provides us with extensive knowledge and insight of a regulatory environment through her years as a school administrator. She also has extensive knowledge and name recognition with thousands of students from her school tenure. She remains a well-respected and influential community leader.

Anthony R. Scavuzzo is Managing Principal of Castle Creek Capital in San Diego, California, an asset management company specializing in the community banking industry. Mr. Scavuzzo is a member of the boards of directors of the following companies with a class of securities registered under Sections 12 or 15(d) of the Securities Exchange Act of 1934: Mid Penn Bancorp (MPB), Pathfinder Bancorp (PBHC), Enterprise Financial Services Corp (EFSC), McGregor Bancshares, Guaranty Federal Bancshares (GFED), First Bancshares of Texas, and Lincoln Bancorp. He is the son-in-law of James H. Herlocker, III.

Mr. Scavuzzo provides us with extensive knowledge of banking, investments, and public reporting expectations through his employment with Castle Creek Capital, as well as his many contacts and connections in the banking industry. His unique knowledge and role as it relates to community banking provides valuable insight.

Johnny Sherrill retired and sold his interest in Sherrill Construction, a commercial construction business he started in 2005. He is now a consultant for the company. Mr. Sherrill has interests in the storage building industry and home building. He became an advisory director in 2009 before becoming a director of Mineola Community Bank in 2017.

Mr. Sherrill provides us with extensive knowledge of construction and the building business in general. He has a wealth of knowledge through his connections with many people in the construction industry, as well as the retail business market, in the North Texas area.

Robert L. Smith, III owns and operates Bob Smith Auto Sales, an automobile dealership. He has a long history of community involvement, including serving as a director and/or officer of several community organizations among them the Meredith Foundation, Kiwanis International, Mineola Masonic Lodge, Mineola Economic Development Corporation, Mineola Chamber of Commerce.

Mr. Smith provides us with extensive knowledge of Mineola Community Bank and its operations. He understands investing from his tenure with the Meredith Foundation and that experience is beneficial to Mineola Community Bank.

Bryan Summerville is an Operation Manager with Tyler Pipe Company in Tyler, Texas. He is also the owner of East Texas Crete, a decorative concrete business and serves on the Lindale city council.

Mr. Summerville provides us with business knowledge and leadership skills through his experience at Tyler Pipe and owning a small business as well as his involvement in city leadership in a very active, fast-growing community. He had served as an advisory director since 2020.

Glen Thurman is a self-employed residential builder and developer and the owner of Glen Thurman Builder. He has successfully developed several large tracts in Mineola to residential subdivisions. He currently has a home development project in the beginning stages that includes plans for over 60 homes, and he is building some of the homes in the project. Mr. Thurman is an entrepreneur.

Mr. Thurman provides us with extensive knowledge of the construction and development business. He has wealth of knowledge from a builder’s perspective of the opportunities within our local market. He was appointed an advisory director in 2007 before becoming a director of Mineola Community Bank.

Executive Officers Who are Not Directors

Terri Baucum, age 48, has served as Senior Vice President and Chief Lending Officer since 2012. She supervises the lending activities of Mineola Community Bank including underwriting, compliance and loan administration. She has been employed with Mineola Community Bank since 1999. Ms. Baucum has over 29 years of banking experience, the majority of which has consisted of the various aspects of mortgage lending.

Haskell Strange, age 55, has served as Senior Vice President and Chief Operating Officer since 2004. He has over 20 years of experience in information technology. He supervises Mineola Community Bank’s operations and information technology, and also assists in deposit compliance, human resources, and marketing.

Julie Sharff, CPA, age 55, has served as Chief Financial Officer since 2004 and has been employed by Mineola Community Bank since 1997 in various areas of management. She is responsible for finance and accounting functions, including financial reporting, risk analysis and presentation, as well as auditor and regulatory relations and reporting. Before entering banking, she practiced public accounting for five years.

Brittany Bessonett, age 45, has served as Senior Vice President and Marketing Director since 2017 when she began her employment with Mineola Community Bank. Before then, she was employed with D&B Auto in the accounting and auto finance area.

Kraig Yarbrough, age 58, has served as Senior Vice President since 2018 when he began his employment with Mineola Community Bank. He is responsible for risk management and interest rate risk management and reporting. Before he came to Mineola Community Bank he was self-employed as a registered investment advisor.

Sofia Gurrusquieta, age 28, has served as the Compliance Officer, BSA Officer and CRA Officer since 2017. From 2015 to 2017, she served as Assistant Compliance Officer and Assistant BSA Officer. She has been employed with Mineola Community Bank since 2012.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, certain officers and persons who own more than 10% of its common stock, to file with the Securities and Exchange Commission initial reports of ownership of the Company’ s equity securities and to all subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the year ended December 31, 2021 all Section 16(a) filing requirements applicable to the Company’s officers, directors, and more than 10% owners were complied with on a timely basis.

Corporate Governance Policies and Procedures

Texas Community Bancshares adopted several written policies to govern the activities of both Texas Community Bancshares and Mineola Community Bank including corporate governance policies and a code of business conduct and ethics. The corporate governance policies involve such matters as the following:

●	the composition, responsibilities and operation of our board of directors;
●	the establishment and operation of board committees, including an audit committee, the charter for which is available on our website at www.mineolacb.com under “Investors – Governance Documents”;
●	convening executive sessions of independent directors; and
●	our board of directors’ interaction with management and third parties.

The code of business conduct and ethics, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the code of business conduct and ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. A copy of the Code of Ethics is available on the Company’s website at www.mineolacb.com under “Investors – Governance Documents.”

Texas Community Bancshares has determined that it has at least one audit committee financial expert serving on the Audit Committee.

ITEM 11.Executive Compensation

Executive Compensation

The following information is furnished for our principal executive officer and the two most highly compensated executive officers (other than the principal executive officer) whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2021. These individuals are sometimes referred to in this annual report as the “named executive officers.”

			Non-equity
			Incentive Plan	All Other
Name and Principal Position	Year	Salary	Compensation (1)	Compensation (2)	Total
James H. Herlocker, III	2021	$250,000	$47,500	$109,570	$407,070
Chairman, President and Chief Executive Officer	2020	198,000	45,870	99,205	343,075

Julie Sharff	2021	$118,800	$20,196	$52,041	$191,037
Chief Financial Officer	2020	115,800	24,511	50,475	190,786

Terri Baucum	2021	$106,800	$18,156	$38,307	$163,263
Senior Vice President and Chief Lending Officer	2020	100,800	21,336	36,079	158,215
(1)	Represents incentive compensation paid to executives based on (i) the net income of Mineola Community Bank and (ii) their tenure with Mineola Community Bank.
(2)	“All Other Compensation” does not include ESOP allocation for each individual because this allocation data was not yet available. For 2021, the compensation represented by the amounts in the “All Other Compensation” column for the Named Executive Officers is detailed in the following table:

	401(k) Plan	Deferred			Life		Total All
	Matching	Compensation	Automobile	Club	Insurance	Director	Other
	Contributions	Plan	Allowance	Dues	Premiums	Fees (a)	Compensation
James H.
Herlocker, III	$14,875	$62,461	$6,000	$1,020	$1,214	$24,000	$109,570

Julie Sharff	$6,950	$31,997	$—	$—	$94	$13,000	$52,041

Terri Baucum	$6,248	$31,997	$—	$—	$62	—	$38,307
(a)	Ms. Sharff serves as an advisory director of Mineola Community Bank.

Employment Agreements. Mineola Community Bank has entered into an employment agreement with Mr. Herlocker, Ms. Sharff and Ms. Baucum. The employment agreements have terms of three years for Mr. Herlocker, one year for Ms. Sharff and two years for Ms. Baucum. The initial term of the employment agreements will extend automatically for one additional year on each anniversary of the effective date of the agreement, so that the remaining term is again either three years, two years or one year, as applicable, unless either Mineola Community Bank or the executive give notice to the other party of non-renewal. At least 30 days before each anniversary date of the employment agreement, the disinterested members of the board of directors of Mineola Community Bank will conduct a comprehensive evaluation and review of the executive’s performance for purposes of determining whether or not to renew the employment agreements. Notwithstanding the foregoing, in the event Texas Community Bancshares or Mineola Community Bank enters into a transaction that would constitute a change in control, as defined under the employment agreements, the term of the agreements would automatically extend so that they would expire no less than two years following the effective date of the change in control.

The employment agreements specify the base salaries of Mr. Herlocker, Ms. Sharff and Ms. Baucum. The current base salaries for Mr. Herlocker, Ms. Sharff and Ms. Baucum are $274,000, $159,000, and $122,400, respectively. The Board of Directors of Mineola Community Bank or the Compensation Committee may increase, but not decrease, the executives’ base salaries. In addition to base salary, the agreements provide that the executives will participate in any bonus plan or arrangement of Mineola Community Bank in which senior management is eligible to participate and/or may receive a bonus on a discretionary basis, as determined by the Compensation Committee. The executives are also entitled to participate in all employee benefit plans, arrangements and perquisites offered to employees and officers of Mineola Community Bank and the reimbursement of reasonable travel and other business expenses incurred in the performance of his or her duties with Mineola Community Bank. Mr. Herlocker is also provided with an annual automobile allowance of $6,000. Mineola Community Bank will reimburse Mr. Herlocker for annual membership dues at a local country club and will reimburse Ms. Sharff for annual dues at the local Lions Club.

Mineola Community Bank may terminate the employment of any executive, or the executives may resign from their employment, at any time with or without good reason. Under the employment agreements with Mr. Herlocker and Ms. Baucum, in the event Mineola Community Bank terminates the executive’s employment without cause or the executive voluntary resigns for “good reason” (i.e., a “qualifying termination event”), Mineola Community Bank will pay the executive a severance payment equal to the base salary and bonuses (based on the highest annual bonus earned during the three most recent calendar years before his or her date of termination) he or she would have received during the remaining term of the employment agreement. In the case of Ms. Sharff, the severance payment would equal one times the sum of (i) her base salary and (ii) her highest annual cash bonus earned during the three prior calendar years. In addition, the executives will be reimbursed for their monthly COBRA premium payments for up to 18 months in the case of Messrs. Herlocker and Ms. Baucum and 12 months in the case of Ms. Sharff.

If a qualifying termination event occurs at or within two years following a change in control of Texas Community Bancshares or Mineola Community Bank, the executive would be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to three times (in the case of Mr. Herlocker), two times (in the case of Ms. Baucum) or one time (in the case of Ms. Sharff) the sum of (i) his or her base salary in effect as of the date of termination or immediately before the change in control, whichever is higher, and (ii) and highest annual cash bonus earned by the executive for the year in which the change in control occurs or any of the three prior calendar years. In addition, the executives will be reimbursed for their monthly COBRA premium payments for up to 18 months in the case of Mr. Herlocker and Ms. Baucum and 12 months in the case of Ms. Sharff.

The employment agreements terminate upon the executive’s death or disability. Upon termination of employment (other than a termination in connection with a change in control), the executive will be required to adhere to one-year non-competition and non-solicitation restrictions set forth in his or her employment agreement.

Deferred Incentive Compensation Plan. Mineola Community Bank maintains the Mineola Community Bank Deferred Incentive Compensation Plan (the “Deferred Incentive Plan”) for the benefit of certain employees who have been selected by the Board of Directors to participate in the Deferred Incentive Plan. Each of the named executive officers participates in the Deferred Incentive Plan. Under the Deferred Incentive Plan, within 90 days of the end of each year, Mineola Community Bank makes contributions to the accounts of participants. Interest is credited to participants’ accounts based on the rate of return on equity of Mineola Community Bank. Participants vest in the annual contributions at the rate of 20% per year. Each year, Mineola Community Bank will distribute to each participant 20% of the contributions made on behalf of the participant for each of the five years preceding the year of the distribution. Upon a participant’s separation from service at or after attaining age 65, the participant will receive the full amount of his or her deferral account under the plan. If a participant voluntarily separates from service before attaining age 65 or if the participant’s employment is terminated for cause (as defined in the plan), he or she will forfeit any unpaid benefits. If the participant experiences a disability before attaining age 65, he or she will receive his or her full deferral balance (regardless of any vesting criteria). Upon a change in control, each participant will receive his or her full deferral balance (regardless of any vesting criteria). If a participant dies before a separation from service, his or her beneficiary will receive the participant’s full deferral account balance (without regard to any vesting criteria). In the event the participant dies after he or she has begun to receive payments under the plan, his or her beneficiary will receive the participant’s full deferral account balance (without regard to any vesting criteria). Distributions under the Deferred Incentive Plan are made in a lump sum within 90 days of the event triggering the distribution. Any amounts payable under the Deferred Incentive Plan that would be an excess parachute payment for purposes of Code Section 280G will be reduce to the extent necessary to avoid the amount being treated as an excess parachute payment.

Split-Dollar Life Insurance. Mineola Community Bank maintains the Mineola Community Bank Split Dollar Life Insurance Plan, in which each of the named executive officers and Ms. Mize participate. Mineola Community Bank purchased life insurance policies on the life of each executive in an amount sufficient to provide for the benefits under the plan. The executive has the right to designate the beneficiary who will receive his or her share of the proceeds payable upon his or her death. The policies are owned by Mineola Community Bank, which paid the premium due on the policies. Under the plan, Ms. Mize, Ms. Sharff, and Ms. Baucum’s respective named beneficiary, would receive $100,000, or the net death benefit upon the death of the insured, and Mineola Community Bank is entitled to the remaining death benefit if the death occurred before separation from service, or after separation from service after the participant attained age 65, or after separation from service when the sum of the participant’s age and years of service with Mineola Community Bank equals or exceeds 90. In accordance with Mr. Herlocker’s amended bank owned life insurance plan participation agreement, if he dies before separation from service and before attaining age 76, the proceeds of the policy are divided between Mr. Herlocker’s beneficiary, who is entitled to the lesser of (i) $400,000 or (ii) the net death benefit, and Mineola Community Bank, which is entitled to the remainder of the death benefit. If Mr. Herlocker dies after a separation from service or after attaining age 76, the portion of the policy paid to the executive’s beneficiary will equal the lesser of (i) $150,000 or (ii) the net death benefit. If death of the participant occurs outside of these parameters, the participant’s beneficiary will not be entitled to any benefit and the entire death benefit will go to Mineola Community Bank.

401(k) Plan. Mineola Community Bank maintains the Mineola Community Bank 401(k) Profit Sharing Plan, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). The named executive officers are eligible to participate in the 401(k) Plan on the same terms as other eligible employees of Mineola Community Bank. Eligible employees who are at least 19 years of age will become participants for purposes of making elective deferrals and receiving safe-harbor matching contributions as of the first day of the first month following the date they complete 60 consecutive days of employment with Mineola Community.

Under the 401(k) Plan a participant may elect to defer, on a pre-tax basis, the maximum amount of compensation permitted by the Internal Revenue Code, to the extent that amount does not exceed 90% of their compensation. For 2022, the salary deferral contribution limit is $20,500, provided, however, that a participant over age 50 may contribute an additional $6,500 to the 401(k) Plan for a total of $27,000. In addition to salary deferral contributions, Mineola Community Bank may make discretionary matching contributions and other discretionary employer contributions. A participant is always 100% vested in his or her salary deferral contributions. A participant will vest in matching and other employer contributions at the rate of 20% per year of service, beginning after one year of service, so that a participant will be fully vested after completing six years of credited service. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed as a result of the participant’s termination of employment.

Employee Stock Ownership Plan. Mineola Community Bank has adopted an employee stock ownership plan for eligible employees. The named executive officers will be eligible to participate in the employee stock ownership plan just like other eligible employees of Mineola Community Bank. Eligible employees will begin participation in the employee stock ownership plan on the later of the effective date of the conversion and offering or upon the first entry date commencing on or after the eligible employee’s completion of one year of service and attainment of age 19.

The trustee will hold the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as the trustee repays the loan. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. A participant will vest in his or her account balance based on his or her years of service with Mineola Community Bank, at the rate of 20% per year of service, beginning after one year of service, so that a participant will be fully vested after completing six years of credited service. Participants who were employed by Mineola Community Bank immediately before the conversion and offering will receive credit for vesting purposes for years of service before adoption of the employee stock ownership plan. Participants also will become fully vested automatically upon normal retirement age, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan upon their separation from service in accordance with the terms of the plan document. The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

Directors’ Compensation

The following table sets forth for the year ended December 31, 2021 certain information as to the total remuneration we paid to our directors other than Mr. Herlocker. His compensation for his service as a director is disclosed in the previous table. Messrs. Boyd, Kindle, Scavuzzo and Summerville did not serve as directors during the year ended December 31, 2021.

		Nonequity Incentive
	Fees Earned or	Plan Compensation	All Other
Name	Paid in Cash ($)	($) (1)	Compensation ($)		Total ($)
Clifton D. Bradshaw	24,000	—	—		24,000
James B. Harder	24,000	—	—		24,000
Mark Pickens	24,000	—	26,000	(2)	50,000
Jerry Presswood	24,000	—	—		24,000
Kerry Nan Saucier	24,000	—	—		24,000
Johnny Sherrill	24,000	—	—		24,000
Robert L. Smith, III	24,000	—	—		24,000
Glen Thurman	24,000	—	—		24,000
Sheree Mize	24,000	24,806	173,197	(3)	222,003
(1)	Represents incentive compensation paid to Ms. Mize based on (i) the net income of Mineola Community Bank and (ii) her tenure as an employee with Mineola Community Bank.
(2)	Represents payments pursuant to a previously entered into non-compete agreement.
(3)	Ms. Mize also serves as an employee of Mineola Community Bank in the capacity as Corporate Secretary. This amount represents $130,560 paid as salary, $7,768 received as matching contributions under the 401(k) Plan, $34,694 contributed on her behalf to the Deferred Incentive Compensation Plan, and $175 attributable to the taxable value of life insurance provided to her by Mineola Community Bank. “All Other Compensation” does not include ESOP allocation for Ms. Mize because this allocation data was not yet available.

Employment Agreement with Ms. Mize. Mineola Community Bank has entered into an employment agreement with Ms. Mize. The employment agreement has a term of one year. The initial term of the employment agreement will extend automatically for one additional year on each anniversary of the effective date of the agreement, so that the remaining term is again one year, unless either Mineola Community Bank or Ms. Mize give notice to the other party of non-renewal. At least 30 days before each anniversary date of the employment agreement, the disinterested members of the board of directors of Mineola Community Bank will conduct a comprehensive evaluation and review of Ms. Mize’s performance for purposes of determining whether to take action to stop the renewal of the employment agreement. Notwithstanding the foregoing, in the event Texas Community Bancshares or Mineola Community Bank enters into a transaction that would constitute a change in control, as defined under the employment agreement, the term of the agreement would automatically extend so that it would expire no less than two years following the effective date of the change in control.

The employment agreement specifies the base salary of Ms. Mize. Her current base salary is $131,760. The Board of Directors of Mineola Community Bank or the Compensation Committee may increase, but not decrease, the Ms. Mize’s base salary. In addition to base salary, the employment agreement provides that Ms. Mize will participate in any bonus plan or arrangement of Mineola Community Bank in which senior management is eligible to participate and/or may receive a bonus on a discretionary basis, as determined by the Compensation Committee. Ms. Mize is also entitled to participate in all employee benefit plans, arrangements and perquisites offered to employees and officers of Mineola Community Bank and the reimbursement of reasonable travel and other business expenses incurred in the performance of her duties with Mineola Community Bank.

Mineola Community Bank may terminate Ms. Mize’s employment, or Ms. Mize may resign from her employment, at any time with or without good reason. Under the employment agreement, in the event Mineola Community Bank terminates her employment without cause or she voluntarily resigns for “good reason” (i.e., a “qualifying termination event”), Mineola Community Bank will pay her a severance payment equal to one times the sum of (i) her base salary and (ii) her highest annual cash bonus earned during the previous three prior calendar years. In addition, Ms. Mize will be reimbursed for her monthly COBRA premium payments for up to 12 months.

If a qualifying termination event occurs at or within two years following a change in control of Texas Community Bancshares or Mineola Community Bank, Ms. Mize would be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to one times the sum of (i) her base salary in effect as of the date of termination or immediately before the change in control, whichever is higher, and (ii) and highest annual cash bonus earned by her for the year in which the change in control occurs or any of the three prior calendar years. In addition, Ms. Mize will be reimbursed for her monthly COBRA premium payments for up to 12 months.

The employment agreement terminates upon the Ms. Mize’s death or disability. Upon termination of employment (other than a termination in connection with a change in control), Ms. Mize will be required to adhere to one-year non-competition and non-solicitation restrictions set forth in her employment agreement.

Compensation Agreement with Mr. Smith. Mineola Community Bank entered into a Compensation Agreement with Mr. Smith on January 1, 1996. Under the Compensation Agreement, since Mr. Smith has served more than 10 years on the board of directors, Mineola Community Bank will pay Mr. Smith a total of $270,000, commencing in 2021. The payments will be made at the rate of $1,500 per month for a period of 180 months. The cost of the plan has been shared between Mr. Smith and the Bank. If Mr. Smith dies before receiving all payments under the agreement, Mineola Community Bank will continue to make the monthly payments to Mr. Smith’s beneficiary until all payments have been made under the agreement. There is a bank owned life insurance policy with Nassau Life Insurance on Mr. Smith to offset the cost of the plan that has a death benefit balance of $188,649 as of December 31, 2021.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership. The following table sets forth, as of March 18, 2022, the shares of common stock beneficially owned by the Company’s named executive officers and directors individually, by executive officers and directors as a group, and by each person or group known by us to beneficially own in excess of five percent of the Company’s common stock. The “Amount of Shares Owned” does not include ESOP allocation for each individual because this allocation data was not yet available.

	Amount of Shares
	Owned and Nature		Percent of Shares
Name and Address of	of Beneficial		of Common Stock
Beneficial Owners	Ownership (1)		Outstanding (2)

Five Percent Stockholders:

Mineola Community Bank, SSB Employee Stock Ownership Plan	260,621	(3)	8.00%
215 West Broad Street	—		0.00%
Mineola, Texas 75773	—		0.00%

Directors: (3)

Demethrius T. Boyd	2,500		0.10%
Clifton D. Bradshaw	25,700	(4)	0.80%
James B. Harder	2,500	(5)	0.10%
James H. Herlocker, III	50,000	(6)	1.50%
Kerry A. Kindle	50,000		1.50%
Sheree Mize	35,000	(7)	1.10%
Mark Pickens	25,000		0.80%
Jerry Presswood	2,500		0.10%
Kerry Nan Saucier	5,000		0.20%
Anthony R. Scavuzzo	25,000		0.80%
Johnny Sherrill	50,000		1.50%
Robert L. Smith, III	27,500		0.80%
Bryan Summerville	45,000		1.40%
Glen Thurman	50,000	(8)	1.50%

Executive Officers who are not Directors: (3)

Terri Baucum	10,000	(9)	0.30%
Haskell Strange	6,000	(10)	0.20%
Julie Sharff	50,000	(11)	1.50%
Brittany Bessonett	1,600	(12)	0.00%
Kraig Yarbrough	45,500	(13)	1.40%
Sofia Gurrusquieta	3,150	(14)	0.10%
All directors and executive officers as a group (21 persons)	511,950		15.70%
*	Less than 1%.
(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

(2)	Based on a Schedule 13G filed with the SEC on February 2, 2022.
(3)	The business address of each director, nominee and executive officer is 215 West Broad Street, Mineola, Texas 75773.
(4)	Includes 700 shares held by Mr. Bradshaw’s spouse.
(5)	Includes 1,500 shares held in an IRA.
(6)	Includes 10,000 shares held in the 401(k) plan, 25,000 shares held as custodian for a child and no allocated shares held in the ESOP.
(7)	Includes 25,000 shares held in the 40(k) Plan and no allocated shares held in the ESOP.
(8)	Includes 25,000 shares held by Mr. Thurman’s spouse.
(9)	Includes 7,000 shares held in the 401(k) plan and no allocated shares held in the ESOP.
(10)	Includes 6,000 shares held in the 401(k) plan and no allocated shares held in the ESOP.
(11)	Includes 25,000 shares held in the 401(k) plan, 25,000 shares held by Ms. Sharff’s spouse in an IRA and no allocated shares held in the ESOP.
(12)	Includes 1,500 shares held in the 401(k) plan, 100 shares held for a child and no allocated shares held in the ESOP.
(13)	Includes 5,500 shares held in the 401(k) plan, 20,000 shares held by Mr. Yarborough’s spouse in an IRA and no allocated shares held in the ESOP.
(14)	Includes 3,150 shares held in the 401(k) plan and no allocated shares held in the ESOP.

As of December 31, 2021, we did not have any compensation plans (other than our Employee Stock Ownership Plan) under which equity securities of Texas Community Bancshares, Inc. are authorized for issuance.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

Transactions With Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Mineola Community Bank, to their executive officers and directors in compliance with federal banking regulations. Federal regulations permit executive officers and directors to receive the same terms that are widely available to other employees as long as the director or executive officer is not given preferential treatment compared to the other participating employees. At December 31, 2021, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Mineola Community Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original repayment terms at December 31, 2021, and were made in compliance with federal banking regulations.

Board Independence

The board of directors has determined that each of our directors, except for Mr. Herlocker, Ms. Mize, Mr. Scavuzzo and Mr. Pickens, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Mr. Herlocker and Ms. Mize are not independent because they are employed by us. Mr. Scavuzzo is not independent because he is the son-in-law of Mr. Herlocker. Mr. Pickens is not independent because he was employed by us during the last three years. In determining the independence of our directors, the board of directors considered relationships between Mineola Community Bank and our directors that are not required to be reported under “—Transactions With Certain Related Persons,” above, consisting of loans and deposit accounts that our directors maintain at Mineola Community Bank.

ITEM 14.Principal Accountant Fees and Services

Our independent registered public accounting firm is BKD, LLP, Houston, TX, Auditor Firm ID: 686.

Audit Fees. The aggregate fees billed for professional services rendered by BKD, LLP for the audit of the Company’s annual financial statements for 2021 and 2020 were $161,845 and $60,970, respectively.

Audit-Related Fees.  Fees billed for professional services rendered by BKD, LLP that were reasonably related to the performance of the audits described above, including fees for services associated with SEC registration statements or other documents filed in connection with securities offerings, including comfort letters, consents and assistance with review of documents filed with the SEC, were $99,404 for 2021 and none for 2020.

All Other Fees.  There were no fees billed for professional services rendered for the Company by BKD, LLP for services other than those listed above for 2021 and 2021.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee has adopted a policy for approval of audit and permitted non-audit services by the Company’s independent registered public accounting firm. The Audit Committee will consider annually and approve the provision of audit services by the independent registered public accounting firm and, if appropriate, approve the provision of certain defined audit and non-audit services. The Audit Committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements.

Any proposed specific engagement may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member(s) to whom such authority is delegated shall report any specific approval of services at its next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its independent registered public accounting firm.

During the year ended December 31, 2021, all audit-related fees, tax fees, and all other fees set forth in the table above were approved by the Audit Committee.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of Texas Community Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)

3.2	Amended and Restated Bylaws of Texas Community Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed on January 26, 2022)
4

Form of Common Stock Certificate of Texas Community Bancshares, Inc. (incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)

10.1

Employment Agreement between Mineola Community Bank, S.S.B. and James H. Herlocker, III (incorporated by reference to Exhibit 10.1 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021) †

10.2

Employment Agreement between Mineola Community Bank, S.S.S. and Julie Sharff (incorporated by reference to Exhibit 10.2 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)†

10.3

Employment Agreement between Mineola Community Bank, S.S.S. and Terri Baucum (incorporated by reference to Exhibit 10.3 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)†

10.4

Employment Agreement between Mineola Community Bank, S.S.S. and Sheree Mize (incorporated by reference to Exhibit 10.4 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)†

10.5

Mineola Community Bank Deferred Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)†

10.6

Mineola Community Bank Split Dollar Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.6 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)†

10.7

Mineola Community Bank Split Dollar Life Insurance Plan Participation Agreement with James H. Herlocker, III (incorporated by reference to Exhibit 10.7 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)†

10.8

Form of Mineola Community Bank Split Dollar Life Insurance Plan Participation Agreement for certain executive officer (incorporated by reference to Exhibit 10.8 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)†

10.9

Compensation Agreement with Robert L. Smith, III (incorporated by reference to Exhibit 10.9 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)†

21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1

Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in inline XBRL:  (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Changes in Stockholders’ Equity, (v) Statements of Cash Flows and (vi) Notes to the Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensation plan or arrangement.

ITEM 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS COMMUNITY BANCSHARES, INC.

Date: March 23, 2022	By:	/s/ James H. Herlocker, III
James H. Herlocker, III
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James H. Herlocker, III	Chairman, President and Chief Executive Officer	March 23, 2022
James H. Herlocker, III	(Principal Executive Officer)

/s/ Julie Sharff	Senior Vice President and Chief Financial Officer	March 23, 2022
Julie Sharff	(Principal Financial and Accounting Officer)

/s/ Demethrius T. Boyd	Director	March 23, 2022
Demethrius T. Boyd

/s/ Clifton D. Bradshaw	Director	March 23, 2022
Clifton D. Bradshaw

/s/ James B. Harder	Director	March 23, 2022
James B. Harder

/s/ Kerry A. Kindle	Director	March 23, 2022
Kerry A. Kindle

/s/ Sheree A. Mize	Corporate Secretary and Director	March 23, 2022
Sheree A. Mize

/s/ Mark A. Pickens	Director	March 23, 2022
Mark A. Pickens

/s/ Jerry Presswood	Director	March 23, 2022
Jerry Presswood

/s/ Kerry Nan Saucier	Director	March 23, 2022
Kerry Nan Saucier

/s/ Anthony R. Scavuzzo	Director	March 23, 2022
Anthony R. Scavuzzo

/s/ Johnny Sherrill	Director	March 23, 2022
Johnny Sherrill

/s/ Robert L. Smith, III	Director	March 23, 2022
Robert L. Smith, III

/s/ Bryan Summerville	Director	March 23, 2022
Bryan Summerville

/s/ Glen Thurman	Director	March 23, 2022
Glen Thurman