Form 10-Q
period 2022-03-31
Texas Community Bancshares, Inc.
filed 2022-05-13
CIK 1849466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 3,257,759 shares, par value $0.01 per share, of the Registrant’s common stock issued and outstanding as of May 10, 2022.

Texas Community Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

March 31, 2022 and December 31, 2021

(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Cash and due from banks	$5,828	$5,651
Federal funds sold	19,742	16,264
Cash and cash equivalents	25,570	21,915
Interest bearing deposits in banks	5,335	14,955
Securities available for sale	63,978	56,800
Securities held to maturity (fair values of $30,084 at March 31, 2022 and $33,673 at December 31, 2021)	31,530	33,682
Loans receivable, net of allowance for loan and lease losses of $1,610 at March 31, 2022 and $1,592 at December 31, 2021	224,469	220,162
Net investment in direct financing leases	94	105
Accrued interest receivable	904	931
Premises and equipment	6,336	6,215
Bank-owned life insurance	6,044	6,020
Foreclosed assets	209	209
Restricted investments carried at cost	2,040	2,037
Core deposit intangible	496	529
Mortgage servicing rights, net	8	8
Deferred income taxes	1,383	651
Other assets	590	607
	$368,986	$364,826
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$42,880	$40,576
Interest bearing	238,796	234,357
Total deposits	281,676	274,933
Advances from Federal Home Loan Bank (FHLB)	27,053	27,571
Accrued expenses and other liabilities	2,181	2,190
Total liabilities	310,910	304,694
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,257,759 shares issued and outstanding	33	33
Additional paid in capital	30,950	30,932
Retained earnings	32,720	32,329
Accumulated other comprehensive loss	(3,184)	(686)
Unearned Employee Stock Ownership Program ("ESOP") shares, at cost	(2,443)	(2,476)
Total shareholders' equity	58,076	60,132
	$368,986	$364,826

See Notes to Consolidated Financial Statement

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021

Interest Income	(unaudited)
Loans, including fees	$2,374	$2,401
Debt securities
Taxable	335	142
Non taxable	38	36
Dividends on restricted investments	5	4
Federal funds sold	9	—
Deposits with banks	6	20
Total interest income	2,767	2,603
Interest Expense
Deposits	311	401
Advances from FHLB	144	160
Other	3	3
Total interest expense	458	564
Net Interest Income	2,309	2,039
Provision for Loan and Lease Losses	40	2
Net Interest Income After Provision for Loan and Lease Losses	2,269	2,037
Noninterest Income
Service charges on deposit accounts	165	129
Other service charges and fees	256	224
Net appreciation on bank-owned life insurance	25	26
Other income	7	4
Total noninterest income	453	383
Noninterest Expenses
Salaries and employee benefits	1,362	1,230
Occupancy and equipment expense	192	182
Data processing	191	224
Contract services	35	119
Director fees	96	75
Other expense	367	298
Total noninterest expenses	2,243	2,128
Income Before Income Taxes	479	292
Income Tax Expense	88	50
Net Income	$391	$242
Earnings per share - basic	$0.13	N/A
Earnings per share - diluted	$0.13	N/A
Weighted-average shares outstanding - basic	3,010,314	N/A
Weighted-average shares outstanding - diluted	3,010,314	N/A

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021

	(unaudited)
Net Income	$391	$242

Other items of comprehensive (loss) income
Net changes in fair value of available for sale securities, before tax	(3,161)	(27)

Total other items of comprehensive (loss) income	(3,161)	(27)
Comprehensive (Loss) Income Before Tax	(2,770)	215
Income tax benefit related to other items of comprehensive (loss) income	663	6

Comprehensive (Loss) Income	$(2,107)	$221

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ and Members’ Equity (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

					Accumulated		Total
			Additional		Other	Unearned	Shareholders'
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	and Members’
Three Months Ended March 31, 2022 and 2021	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Equity
Balance at January 1, 2022	$—	$33	$30,932	$32,329	$(686)	$(2,476)	$60,132
Net Income	—	—	—	391	—	—	391
Net changes in fair value of available for sale securities, net of tax benefit of $663	—	—	—	—	(2,498)	—	(2,498)
ESOP shares committed to be released, 3,258 shares	—	—	18	—	—	33	51
Balance at March 31, 2022	$—	$33	$30,950	$32,720	$(3,184)	$(2,443)	$58,076

Balance at January 1, 2021	$—	$—	$—	$31,811	$128	$—	$31,939
Net income	—	—	—	242	—	—	242
Conversion costs	—	—	(403)	—	—	—	(403)
Net changes in fair value of available for sale securities, net of tax benefit of $6	—	—	—	—	(21)	—	(21)
Balance at March 31, 2021	$—	$—	$(403)	$32,053	$107	$—	$31,757

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021

	(unaudited)
Operating Activities
Net income	$391	$242
Adjustments to reconcile net income to net cash from operating activities
Provision for loan and lease losses	40	2
Net amortization of securities	140	117
Depreciation and amortization	109	108
Appreciation on bank-owned life insurance	(25)	(26)
ESOP compensation expense for allocated shares	51	—
Deferred income tax	(68)	(4)
Net change in
Accrued interest receivable	27	229
Mortgage servicing rights	—	1
Other assets	(22)	40
Accrued expenses and other liabilities	30	186
Net Cash from Operating Activities	673	895
Investing Activities
Net change in interest bearing deposits in banks	9,620	(6,980)
Activity in available for sale securities
Purchases	(11,519)	—
Maturities, prepayments and calls	1,087	1,135
Activity in held to maturity securities
Purchases	—	(6,213)
Maturities, prepayments and calls	2,104	4,964
Purchases of restricted investments	(3)	(4)
Loan originations and principal collections, net	(4,346)	999
Net decrease (increase) in net investment in direct financing leases	11	(57)
Additions to premises and equipment	(197)	(58)
Net Cash used for Investing Activities	(3,243)	(6,214)
Financing Activities
Net increase in deposits	6,742	17,419
Payments on long-term FHLB and other borrowings	(517)	(560)
Conversion costs related to the conversion	—	(403)
Net Cash from Financing Activities	6,225	16,456
Net Change in Cash and Cash Equivalents	3,655	11,137
Cash and Cash Equivalents at Beginning of Period	21,915	8,073
Cash and Cash Equivalents at End of Period	$25,570	$19,210

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

Note 1 -    Summary of Significant Accounting Policies

General

Texas Community Bancshares, Inc. (the “Company”), a Maryland corporation and registered bank holding company, was incorporated on March 5, 2021 to become the holding company for Mineola Community Bank, SSB (the “Bank”) upon the conversion of Mineola Community Mutual Holding Company (“MHC”) from a mutual holding company to a stock holding company (the “Conversion”). The Conversion was completed on July 14, 2021. The Company’s shares began trading on the NASDAQ under the symbol TCBS on July 15, 2021. In connection with the Conversion, the Company acquired 100% ownership of the Bank and the Company offered and sold 3,207,759 shares of its common stock at $10.00 per share, for gross offering proceeds of $32,078. The cost of the conversion and issuance of common stock was approximately $1,684, which was deducted from the gross offering proceeds. The Company also contributed 50,000 shares of its common stock and $75 of cash to Texas Community Bancshares Foundation, Inc. (the “Foundation”), a charitable foundation formed in connection with the Conversion. The Bank’s employee stock ownership plan purchased 260,621 shares of the common stock sold by the Company, which was 8% of the 3,257,759 shares of common stock issued by the Company, including the shares contributed to the Foundation. The ESOP purchased the shares using a loan from the Company. The Company contributed $15,276 of the net proceeds from the offering to the Bank, loaned $2,606 of the net proceeds to the ESOP, contributed $75 to the Foundation and retained approximately $12,436 of the net proceeds.

Following the Conversion, voting rights in the Company are held and exercised exclusively by the shareholders of the Company. Deposit account holders continue to be insured by the FDIC. In connection with the Conversion, liquidation accounts were established by the Company and the Bank in an aggregate amount equal to (i) the MHC’s ownership interest in the shareholders’ equity of Mineola Community Financial Group, Inc. (the former subsidiary holding company of the Bank) as of the date of the latest statement of financial condition included in the Company’s definitive prospectus dated May 14, 2021, plus (ii) the value of the net assets of the MHC as of the date of the MHC’s latest statement of financial condition before the consummation of the Conversion (excluding the MHC’s ownership interest in Mineola Community Financial Group, Inc.). Each eligible account holder and supplemental eligible account holder is entitled to a proportionate share of the liquidation accounts in the event of a liquidation of (i) the Company and the Bank or (ii) the Bank, and only in such events. This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance. The Bank may not pay a dividend on its capital stock if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. In addition, the Company is subject to certain regulations related to the payment of dividends and the repurchase of its capital stock.

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

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

Interim Financial Statements

The interim unaudited consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2022, or any other period. Certain prior period data presented in the consolidated financial statements have been reclassified to conform with the current period presentation. The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2021. Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2021.

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

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted–average number of common shares outstanding during the period, including allocated and committed-to-be-released ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. There were no dilutive shares as of March 31, 2022. There were no shares authorized or outstanding at March 31, 2021.

Three Months Ended
March 31, 2022
Net Income	$391

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	3,257,759
Less: average unearned ESOP shares	(247,445)
Weighted average shares outstanding for basic earnings per share	3,010,314

Additional dilutive shares	—

Weighted average shares outstanding for dilutive earnings per share	3,010,314

Basic and dilutive earnings per share	$0.13

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

Note 2 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	March 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$18,076	$1	$(803)	$17,274
Collateralized mortgage obligations	11,060	—	(773)	10,287
State and municipal	14,950	11	(1,069)	13,892
Corporate bonds	4,750	—	(387)	4,363
U.S. Government and agency	19,172	—	(1,010)	18,162
Total securities available for sale	$68,008	$12	$(4,042)	$63,978

Held to Maturity
Debt Securities:
Residential mortgage-backed	$29,497	$23	$(1,453)	$28,067
State and municipal	2,033	5	(21)	2,017
Total securities held to maturity	$31,530	$28	$(1,474)	$30,084

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$19,073	$113	$(401)	$18,785
Collateralized mortgage obligations	11,202	—	(126)	11,076
State and municipal	11,670	36	(167)	11,539
Corporate bonds	2,500	—	(94)	2,406
U.S. Government and agency	13,224	—	(230)	12,994
Total securities available for sale	$57,669	$149	$(1,018)	$56,800

Held to Maturity
Debt Securities:
Residential mortgage-backed	$31,277	$374	$(392)	$31,259
State and municipal	2,405	15	(6)	2,414
Total securities held to maturity	$33,682	$389	$(398)	$33,673

During the three months ended March 31, 2022 and 2021, the Company had no sales of available for sale securities or held to maturity securities.

At March 31, 2022 and December 31, 2021, securities with a carrying value of $2,715 and $2,745, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2022, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$—	$—
Due from one to five years	15,911	15,236	770	774
Due in five to ten years	14,052	13,039	134	124
After ten years	8,909	8,142	1,129	1,119
Residential mortgage-backed	18,076	17,274	29,497	28,067
Collateralized mortgage obligations	11,060	10,287	—	—
Total	$68,008	$63,978	$31,530	$30,084

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2022
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (57,10)	$31,069	$(1,435)	$10,755	$(821)
Collateralized mortgage obligations (5)	10,287	(773)	—	—
State and municipal (19)	14,866	(1,090)	—	—
Corporate bonds (8)	3,613	(387)	—	—
U.S. Government and agency (15)	18,162	(1,010)	—	—
Total	$77,997	$(4,695)	$10,755	$(821)

	December 31, 2021
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (20,5)	$22,903	$(624)	$5,666	$(169)
Collateralized mortgage obligations (5)	11,076	(126)	—	—
State and municipal (9)	8,416	(173)	—	—
Corporate bonds (2)	906	(94)	—	—
U.S. Government and agency (13)	12,994	(230)	—	—
Total	$56,295	$(1,247)	$5,666	$(169)

Mortgage-backed Securities

The unrealized losses on the Company’s investments in residential mortgage-backed securities were caused by market interest rate increases and increases in prepayment speeds. The Company purchased those investments at a

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by agencies of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and increases in prepayment speeds and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022 or December 31, 2021.

U.S. Government and Agency

The unrealized losses on the Company’s investments in U.S. government and agency securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022 or December 31, 2021.

State and Municipal

The unrealized losses on the Company’s investments in state and municipal securities were caused by interest rate increases. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022 or December 31, 2021.

Corporate Bonds

The unrealized losses on the Company’s investments in corporate bond securities were caused by interest rate increases. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022 or December 31, 2021.

Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) evaluation by the Company of (a) its intent to sell a debt security prior to recovery and (b) whether it is more likely than not the Company will have to sell the debt security prior to recovery. As of March 31, 2022 and December 31, no investment securities were other-than- temporarily impaired.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

Note 3 -   Loans and Leases

A summary of the balances of loans and leases follows:

	March 31,	December 31,
	2022	2021
Real estate	$213,935	$209,946
Agriculture	211	234
Commercial	6,745	6,141
Consumer and other	5,282	5,538
Subtotal	226,173	221,859
Less allowance for loan and lease losses	(1,610)	(1,592)
Loans and leases, net	$224,563	$220,267

Paycheck Protection Program Loans

In March 2020, the United States government passed legislation designed to help the nation’s economy recover from the coronavirus disease 2019 (“COVID‐19”) pandemic. This legislation is called the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which provides economy‐wide financial stimulus in the form of financial aid to individuals, businesses, nonprofit entities, states and municipalities. The CARES Act temporarily added a new product titled the “Paycheck Protection Program” (PPP) to the U.S. Small Business Administration’s loan program. The CARES Act permits the SBA to guarantee 100 percent of these loans and also provides for forgiveness of up to the full principal amount of these loans. As of March 31, 2022, the Company originated $5,484 in PPP loans of which $5,475 had been forgiven. Additionally, the Company recognized $0 and $4 of PPP loan interest in interest income during the three months ended March 31, 2022 and 2021, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

The following tables set forth information regarding the activity in the allowance for loan and lease losses for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021:

	March 31, 2022
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Allowance for loan and lease losses:
Balance, January 1, 2022	$1,178	$1	$357	$56	$1,592
Charge-offs	—	—	—	(26)	(26)
Recoveries	—	—	—	4	4
Provision	4	—	6	30	40
Balance, March 31, 2022	$1,182	$1	$363	$64	$1,610
Balance, March 31, 2022 allocated to loans and leases individually evaluated for impairment	$—	$—	$300	$—	$300
Balance, March 31, 2022 allocated to loans and leases collectively evaluated for impairment	$1,182	$1	$63	$64	$1,310
Loans and leases receivable:
Balance, March 31, 2022 loans and leases individually evaluated for impairment	$1,194	$—	$459	$—	$1,653
Balance, March 31, 2022 loans and leases collectively evaluated for impairment	212,741	211	6,286	5,282	224,520
Balance, March 31, 2022	$213,935	$211	$6,745	$5,282	$226,173

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

	March 31, 2021
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Allowance for loan and lease losses:
Balance, January 1, 2021	$1,171	$2	$355	$33	$1,561
Charge-offs	—	—	—	(13)	(13)
Recoveries	—	—	—	12	12
Provision (Credit)	4	(2)	(14)	14	2
Balance, March 31, 2021	$1,175	$—	$341	$46	$1,562

	December 31, 2021
				Consumer
Allowance for loan and lease losses:	Real Estate	Agriculture	Commercial	and Other	Total
Balance, December 31, 2021 allocated to loans and leases individually evaluated for impairment	$8	$—	$300	$—	$308
Balance, December 31, 2021 allocated to loans and leases collectively evaluated for impairment	$1,170	$1	$57	$56	$1,284
Loans and leases receivable:
Balance, December 31, 2021 loans and leases individually evaluated for impairment	$2,437	$—	$474	$33	$2,944
Balance, December 31, 2021 loans and leases collectively evaluated for impairment	207,509	234	5,667	5,505	218,915
Balance, December 31, 2021	$209,946	$234	$6,141	$5,538	$221,859

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

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

Pass rated refer to loans that are not considered criticized. In addition to this primary credit quality indicator, the Company uses other credit quality indicators for certain types of loans.

The Company evaluates the loan risk grading system definitions and allowance for loan and lease loss methodology on an ongoing basis. No significant changes were made during the three months ended March 31, 2022 or during the year ended December 31, 2021.

The following tables set forth information regarding the internal classification of the loan and lease portfolio:

	March 31, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Real estate
Construction and land	$18,789	$144	$93	$—	$—	$19,026
Farmland	5,843	—	345	—	—	6,188
1‑4 residential & multi-family	153,440	281	1,773	—	—	155,494
Commercial real estate	33,107	—	120	—	—	33,227
Agriculture	211	—	—	—	—	211
Commercial	6,275	—	43	427	—	6,745
Consumer and other	5,257	11	14	—	—	5,282
Total	$222,922	$436	$2,388	$427	$—	$226,173

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

	December 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Real estate
Construction and land	$17,560	$—	$90	$—	$—	$17,650
Farmland	6,083	—	359	—	—	6,442
1‑4 residential & multi-family	151,708	556	1,904	—	—	154,168
Commercial real estate	30,418	—	1,268	—	—	31,686
Agriculture	234	—	—	—	—	234
Commercial	5,652	—	52	437	—	6,141
Consumer and other	5,478	12	48	—	—	5,538
Total	$217,133	$568	$3,721	$437	$—	$221,859

The following table sets forth information regarding the credit risk profile based on payment activity of the loan and lease portfolio:

	March 31, 2022			December 31, 2021
		Non-			Non-
	Performing	performing	Total	Performing	performing	Total
Real estate
Construction and land	$19,026	$—	$19,026	$17,650	$—	$17,650
Farmland	6,009	179	6,188	6,250	192	6,442
1‑4 residential & multi-family	154,803	691	155,494	153,400	768	154,168
Commercial real estate	33,108	119	33,227	31,563	123	31,686
Agriculture	211	—	211	234	—	234
Commercial	6,286	459	6,745	5,667	474	6,141
Consumer and other	5,282	—	5,282	5,505	33	5,538
Total	$224,725	$1,448	$226,173	$220,269	$1,590	$221,859

The following table sets forth information regarding the delinquencies not on nonaccrual within the loan and lease portfolio:

	March 31, 2022
						Recorded
		90 Days				Investment
	30‑89 Days	and	Total		Total	> 90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
Real estate
Construction and land	$556	$—	$556	$18,470	$19,026	$—
Farmland	166	—	166	6,022	6,188	—
1‑4 residential & multi-family	429	—	429	155,065	155,494	—
Commercial real estate	—	—	—	33,227	33,227	—
Agriculture	—	—	—	211	211	—
Commercial	63	—	63	6,682	6,745	—
Consumer and other	108	—	108	5,174	5,282	—
Total	$1,322	$—	$1,322	$224,851	$226,173	$—

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

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

The following table sets forth information regarding the nonaccrual status within the loan and lease portfolio as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Real estate
Construction and land	$—	$—
Farmland	179	192
1‑4 residential & multi-family	691	768
Commercial real estate	119	123
Agriculture	—	—
Commercial	459	474
Consumer and other	—	33
Total	$1,448	$1,590

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged‐off is reversed against interest income. The interest on these loans is accounted for on the cash‐basis or cost‐recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the three months ended March 31, 2022 and 2021.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

The following table presents interest income recognized on impaired loans for the three months ended March 31, 2022 and 2021:

	March 31,
	2022	2021
Real estate
1-4 residential & multi-family	$2	$2
Commercial real estate	13	15
Commercial	—	7
	$15	$24

The following table sets forth information regarding impaired loans as of March 31, 2022:

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance
Real estate
Farmland	$179	$232	$—	$186
1‑4 residential & multi-family	896	943	—	937
Commercial real estate	120	123	—	122
Commercial	158	166	—	98

With a related allowance
Commercial	301	308	300	369

Total
Real estate
Farmland	179	232	—	186
1-4 residential & multi-family	896	943	—	937
Commercial real estate	120	123	—	122
Commercial	459	474	300	467
	$1,654	$1,772	$300	$1,712

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

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

During the three months ended March 31, 2022, there were no modifications resulting in troubled debt restructurings.

During the three months ended March 31, 2021, there were two modifications resulting in troubled debt restructurings totaling approximately $90. The first loan is a single-family mortgage loan with an outstanding balance of approximately $72 as of March 31, 2022 and a second loan is a commercial and industrial loan with an outstanding balance of approximately $18 as of March 31, 2022.

There have been no subsequently defaulted troubled debt restructurings. At March 31, 2022 and December 31, 2021, the Company had no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

At March 31, 2022 and December 31, 2021, the Company had a recorded investment of $482 and $493, respectively, of troubled debt restructured loans. The Company has no current commitments to loan additional funds to the borrowers whose loans have been modified.

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

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At March 31, 2022 and December 31, 2021, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31,	December 31,
	2022	2021
Commitments to extend credit	$30,110	$27,374

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

The Company is party to an agreement with the Federal Reserve Bank of Boston that provides the Company with a federal funds line of credit in an amount tied to securities on deposit with that bank. The Company pays no fees for this line of credit and has not drawn upon it. The Company is party to agreements with its correspondent banks that provide the Company with lines for up to $15,000 federal funds line of credit to support overnight funding needs. The Company pays no fees for this line of credit and has not drawn upon it. The lines renew annually. At March 31, 2022, the Company had unused borrowing capacity of $106.3 million with the Federal Home Loan Bank of Dallas.

At March 31, 2022, the Company had no commitments to purchase securities.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated statements of financial condition.

Note 5 -   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	March 31,
	2022	2021
Supplemental cash flow information:
Cash paid for
Interest on deposits	$326	$421
Interest on FHLB advances	145	161
Other interest	3	3
Income taxes	—	21

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

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

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At March 31, 2022 and December 31, 2021, the Bank’s CBLR ratio was 12.84% and 12.89%, respectively, which exceeded all regulatory capital requirements under the CBLR framework and the Bank was considered to be “well-capitalized.”

Under the CLBR framework, banks and their bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9%, are eligible to opt into the CBLR framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable capital rules) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Accordingly, beginning January 1, 2022, qualifying community banking organizations that exceed the 9% CBLR will be considered to have met: (i) the generally applicable risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; (iii) any other applicable capital or leverage requirements. A qualifying community banking organization that elects to be under the CBLR framework generally would be exempt from the current capital framework, including risk-based capital requirements and capital conservation buffer requirements.

On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, issued interim rules which modified the CBLR framework so that: (i) beginning second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations had until January 1, 2022 before the CBLR requirement is reestablished at greater than 9%. Under the interim rules, the minimum CBLR was 8% beginning in the second quarter of 2020 and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The interim rules also maintain a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 1% below the applicable community bank leverage ratio.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

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

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There have been no changes in valuation techniques during either the three months ended March 31, 2022 or the year ended December 31, 2021.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$17,274	$—	$17,274
Collateralized mortgage obligations	—	10,287	—	10,287
State and municipal	—	13,892	—	13,892
Corporate bonds	—	4,363	—	4,363
U.S. Government and agency	—	18,162	—	18,162
Total financial assets	$—	$63,978	$—	$63,978

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$18,785	$—	$18,785
Collateralized mortgage obligations	—	11,076	—	11,076
State and municipal	—	11,539	—	11,539
Corporate bonds	—	2,406	—	2,406
U.S. Government and agency	—	12,994	—	12,994
Total financial assets	$—	$56,800	$—	$56,800

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$1	$1
Nonfinancial assets
Foreclosed assets	—	—	209	209
	$—	$—	$210	$210

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$1,274	$1,274
Nonfinancial assets
Foreclosed assets	—	—	209	209
	$—	$—	$1,483	$1,483

During the three months ended March 31, 2022 and 2021, certain impaired loans were remeasured and reported at fair value through a specific allocation of the allowance for loan and lease losses based upon the fair value of the underlying collateral. At March 31, 2022, impaired loans with a carrying value of $301 were reduced by specific valuation allowance allocations totaling $300 to a reported fair value of $1. At December 31, 2021, impaired loans with a carrying value of $1,582 were reduced by specific valuation allowance allocations totaling $308 to a reported fair value of $1,274. The fair value of impaired loans is determined based on collateral valuations utilizing Level 3 valuation inputs. There was no charge to the provision for loan and lease losses as a result of the valuation allowances for the three months ended March 31, 2022 and 2021.

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	March 31, 2022	Technique	Inputs	Values

Impaired loans	$1	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Foreclosed assets	$209	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2021	Technique	Inputs	Values

Impaired loans	$1,274	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Foreclosed assets	$209	Appraisal of collateral (1)	Appraisal adjustment	10-25%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31, 2022
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$25,570	$—	$—	$25,570	$25,570
Interest bearing deposits in banks	5,335	—	—	5,335	5,335
Securities held to maturity	—	30,084	—	30,084	31,530
Loans, net	—	—	225,029	225,029	224,469
Net investment in direct financing leases	—	—	94	94	94
Interest receivable	904	—	—	904	904
Restricted investments carried at cost	—	2,040	—	2,040	2,040
Mortgage servicing rights	—	—	8	8	8
Financial liabilities
Deposits	—	—	281,327	281,327	281,676
FHLB advances	—	—	26,687	26,687	27,053
Interest payable	112	—	—	112	112

	December 31, 2021
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$21,915	$—	$—	$21,915	$21,915
Interest bearing deposits in banks	14,955	—	—	14,955	14,955
Securities held to maturity	—	33,673	—	33,673	33,682
Loans, net	—	—	224,354	224,354	220,162
Net investment in direct financing leases	—	—	105	105	105
Interest receivable	931	—	—	931	931
Restricted investments carried at cost	—	2,037	—	2,037	2,037
Mortgage servicing rights	—	—	8	8	8
Financial liabilities
Deposits	—	—	274,995	274,995	274,933
FHLB advances	—	—	28,259	28,259	27,571
Interest payable	128	—	—	128	128

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

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

FHLB advances – Current market rates for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Interest payable – The carrying value approximates the fair value.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

Note 8 -   Employee Stock Ownership Plan

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $51 for the three months ended March 31, 2022.

A summary of the ESOP shares are as follows:

	March 31,	December 31,
	2022	2021
Shares allocated to participants	13,031	—
Shares committed to be released to participants	3,258	13,031
Unreleased shares	244,332	247,590
Total	260,621	260,621
Fair value of unreleased shares	$4,637	$3,838

Note 9 -   Recently Issued But Not Yet Effective Accounting Pronouncements

Accounting Standards Update (ASU) 2016‐13, “Financial Instruments ‐ Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016‐13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016‐13 is effective for the Company on January 1, 2023. The Company has approved a third-party vendor recommended by the Current Expected Credit Losses (“CECL”) team. Management will begin working with them to provide, review and update loan data for use in the model during the quarter ending June 30, 2022, as well as re-evaluating the Company’s internal and external factors, including economic and peer data, with the goal of beginning parallel runs using the new CECL model and the current allowance for loan and lease losses model

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Amounts in thousands, except share and per share data)

simultaneously as soon as all systems are in place. Once parallel runs are in place management can evaluate how this methodology change will impact the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate (“SOFR”). The guidance was effective upon issuance and generally can be applied through December 31, 2022. ASU No. 2020-04 has not had and is not expected to have a significant impact on the Company’s consolidated financial statements. In January 2021, the FASB issued ASU No. 2021-01 Reference Rate Reform (Topic 848), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU No. 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. ASU 2021-01 has not had and is not expected to have a significant impact on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Texas Community Bancshares, Inc.’s (“the Company”) consolidated financial condition at March 31, 2022 and consolidated results of operations for the three months ended March 31, 2022 and 2021. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	conditions relating to the COVID-19 pandemic, including the severity, scope and duration of the associated economic slowdown either nationally or in our market areas, that are worse than expected;
●	government action in response to the COVID-19 pandemic and its effects on our business and operations;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in yields on our assets resulting from changes in market interest rates;
●	fluctuation in the demand for construction loans in our market area due to increased cost of building materials and their availability;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses;
●	estimated costs and provisions associated with the implementation of the Current Expected Credit Losses (CECL) methodology, the new standard for estimating the allowance for loan and lease losses, being greater than anticipated;
●	risks related to a high concentration of loans secured by real estate located in our market area;

●	our ability to control costs when hiring employees in a highly competitive environment;
●	our ability to control cost and expenses, particularly those associated with operating a publicly traded company;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or strategic plan implementation
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Summary of Critical Accounting Policies; Critical Accounting Estimates

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

The allocation methodology applied by the Company is designed to assess the appropriateness of the allowance for loan and lease losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan and lease losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan and lease losses was adequate at March 31, 2022 and December 31, 2021. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan and lease losses. As a result of such reviews, we may have to adjust our allowance for loan and lease losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan and lease losses as the process is the responsibility of the Company and any increase or decrease in the allowance is the responsibility of management.

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

The Company files consolidated federal income tax returns with its subsidiaries. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. We may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total Assets. Total assets were $369.0 million at March 31, 2022, an increase of $4.2 million, or 1.2%, from $364.8 million at December 31, 2021. The increase was due primarily to increases in net loans of $4.3 million, or 2.0%, from $220.3 million at December 31, 2021 to $224.6 million at March 31, 2022.

Cash and Cash Equivalents. Cash and cash equivalents increased $3.7 million, or 16.9%, to $25.6 million (which includes fed funds sold of $19.7 million) at March 31, 2022 from $21.9 million (which includes fed funds sold of $16.3 million) at December 31, 2021. This increase is primarily due to an increase in deposits of $6.8 million, partially offset by loan funding.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks were $5.3 million at March 31, 2022 compared to $15.0 million at December 31, 2021, a decrease of $9.7 million, or 64.7%. The decrease was due primarily to an increase in securities of $5.1 million and loans of $4.3 million.

Securities Available for Sale. Securities available for sale increased by $7.2 million, or 12.7%, to $64.0 million at March 31, 2022 from $56.8 million at December 31, 2021. The increase in securities for the quarter included the investment of $11.5 million in available for sale securities, including purchases of $6.0 million in U.S. Government debt securities, $3.3 million in municipals, and $2.2 million in corporate bonds, partially reduced by paydowns of $1.1 million, and unrealized losses on the available for sale portfolio of $3.2 million due primarily to the increase in market interest rates during the period.

Securities Held to Maturity. Securities held to maturity decreased by $2.1 million, or 6.2%, to $31.6 million at March 31, 2022 from $33.7 million at December 31, 2021. This decrease is due primarily to principal repayments of $1.7 million and one municipal security totaling $365,000 being called.

Loans and Leases Receivable, Net. Loans and leases receivable, net, increased $4.3 million, or 2.0%, to $224.6 million at March 31, 2022 from $220.3 million at December 31, 2021. Loans secured by residential real estate and farmland comprise $161.7, or 71.5% of the net loans at March 31, 2022. During the three months ended March 31, 2022, loan originations totaled $31.0 million of which $3.9 million were renewals or refinancings of existing loans with Mineola Community Bank, resulting in originations of new loans of $27.1 million. Originations consisted primarily of $11.4 million in one- to-four family residential mortgage loans, $11.8 million of residential construction loans (upon completion), including speculative construction loans of $4.9 million, $4.2 million in commercial real estate loans, $964,000 in consumer loans, $1.6 million in commercial and industrial loans, $676,000 in land & development loans, and $406,000 in farmland loans. During the three months ended March 31, 2022, there were $3.4 million in loan principal paydowns and $16.4 million in loan payoffs. PPP loans have paid down to 3 loans totaling $9,000 at March 31, 2022. During the three months ended March 31, 2022, construction loans in process increased by $6.1 million to $29.4 million at March 31, 2022 from $23.3 million at December 31, 2021. Construction loans continue to be a large segment of our portfolio which is a reflection of the strong housing demand in our primary market area.

Deposits. Deposits increased $6.8 million, or 2.5%, to $281.7 million at March 31, 2022 from $274.9 million at December 31, 2021. Core deposits (defined as all deposits other than certificates of deposit) increased $8.5 million, or 4.2%, to $210.9 million at March 31, 2022 from $202.4 million at December 31, 2021. Certificates of deposit decreased $1.9 million, or 2.6%, to $70.7 million at March 31, 2022 from $72.6 million at December 31, 2021. At March 31, 2022, there were no brokered deposits.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank decreased by $518,000 or 1.9%, to $27.1 million at March 31, 2022 from $27.6 million at December 31, 2021 due to scheduled monthly payments of principal on amortizing advances.

Total Shareholders’ Equity. Total shareholders’ equity decreased $2.0 million, or 3.3%, to $58.1 million at March 31, 2022 from $60.1 million at December 31, 2021. This decrease was primarily due to a $2.5 million, or 364.1%, change in accumulated other comprehensive loss representing decreases in the fair value of available for sale securities resulting primarily from rising market interest rates. At March 31, 2022, this unrealized loss was $3.2 million, compared to $686,000 at December 31, 2021, partially offset by net income of $391,000 for the three months ended March 31, 2022. An additional $51,000 was added to shareholders’ equity with the commitment to release 3,258 additional ESOP shares to participants.

At March 31, 2022, Mineola Community Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes, as permitted by the CARES Act. At March 31, 2022, a community bank leverage ratio of at least 9.0% is required to be considered “well capitalized” under regulatory requirements. At March 31, 2022, Mineola Community Bank was well capitalized and had a ratio of 12.84%

Average Balance Sheets

The following table sets forth average consolidated statements of financial condition, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances. Average yields for loans (excluding PPP loans) include loan fees of $112,000 and $134,000 for the three months ended March 31, 2022 and 2021, respectively. No PPP loans were originated during the three months ended March 31, 2022 or 2021. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Three Months Ended March 31,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
	(Unaudited)
Interest-earning assets:
Loans (excluding PPP loans)	$223,898	$2,374	4.24%	$212,114	$2,397	4.52%
Allowance for loan and lease losses	(1,593)			(1,562)
PPP loans	11	—	—%	1,367	4	1.17%
Securities	94,207	373	1.58%	47,761	178	1.48%
Restricted stock	2,037	5	0.98%	2,023	4	0.79%
Interest-bearing deposits in banks	8,630	6	0.28%	21,601	20	0.37%
Federal funds sold	18,617	9	0.19%	3,258	—	0.12%
Total interest-earning assets	345,807	2,767	3.20%	286,562	2,603	3.63%
Noninterest-earning assets	20,965			20,976
Total assets	$366,772			$307,538

Interest-bearing liabilities:
Interest-bearing demand deposits	$74,143	61	0.33%	$62,055	54	0.35%
Regular savings and other deposits	79,151	71	0.36%	63,376	60	0.38%
Money market deposits	11,403	8	0.28%	9,850	11	0.45%
Certificates of deposit	71,665	171	0.95%	75,771	276	1.46%
Total interest-bearing deposits	236,362	311	0.53%	211,052	401	0.76%
Advances from FHLB	27,236	144	2.11%	30,407	160	2.10%
Other liabilities	459	3	2.35%	412	3	2.91%
Total interest-bearing liabilities	264,057	458	0.69%	241,871	564	0.93%
Noninterest-bearing demand deposits	53,276			30,939
Other noninterest-bearing liabilities	3,205			2,620
Total liabilities	320,538			275,430
Total shareholders’ and members' equity	46,234			32,108
Total liabilities and shareholders' and members’ equity	$366,772			$307,538
Net interest income		$2,309			$2,039
Net interest rate spread (1)			2.51%			2.70%
Net interest-earning assets (2)	$81,750			$44,691
Net interest margin (3)			2.67%			2.85%
Average interest-earning assets to interest-bearing liabilities			130.96%			118.48%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of the Operating Results for the Three Months Ended March 31, 2022 and March 31, 2021

Net Income. Net income was $391,000 for the three months ended March 31, 2022, compared to net income of $242,000 for the three months ended March 31, 2021, an increase of $149,000, or 61.6%. The increase was primarily due to a $270,000 increase in net interest income and a $70,000 increase in noninterest income, partially offset by a $115,000 increase in noninterest expense, a $38,000 increase in the provision for loan and lease losses and an increase in income tax expense of $38,000.

Interest Income. Interest income increased at $164,000, or 6.3%, for the three months ended March 31, 2022. This was primarily the result of increased interest income on securities and fed funds due primarily to the investment of proceeds from the Conversion, but was offset by a decrease in loan interest income of $23,000 due to decreased loan yield.

Interest income on loans was $2.4 million for the three months ended March 31, 2022 and 2021. Loan interest income remained flat with an $11.8 million, or 5.6%, increase in average loans from $212.1 million at March 31, 2021 to $223.9 million at March 31, 2022 being offset by a 28 basis point, or 6.2%, decrease in loan yield to 4.24% for the three months ended March 31, 2022 from 4.52% for the three months ended March 31, 2021.

Interest income on securities increased $195,000, or 109.6%, from $178,000 for the three months ended March 31, 2021 to $373,000 for the three months ended March 31, 2022. This increase resulted from an increase of 10 basis points, or 6.8%, in yield from 1.48% for the three months ended March 31, 2021 to 1.58% for the three months ended March 31, 2022 and an increase in average securities of $46.4 million, or 97.1%, from $47.8 million for the three months ended March 31, 2021 to $94.2 million for the three months ended March 31, 2022. The rate increase is reflective of the beginning of market rate increases and the diversification of our securities portfolio as we continue to invest Conversion proceeds into higher yielding investments.

Interest income from interest bearing deposits in banks declined $14,000, or 70.0%, from $20,000 for the three months ended March 31, 2021 to $6,000 for the three months ended March 31, 2022. This decline resulted from a decrease of nine basis points, or 24.9%, in average yield from 0.37% for the three months ended March 31, 2021 to 0.28% for the three months ended March 31, 2022, combined with a $13.0 million, or 60%, decrease in average deposits in banks from $21.6 million for the three months ended March 31, 2021 to $8.6 million for the three months ended March 31, 2022. There was also an increase of $9,000 in fed funds interest for the three months ended March 31, 2022 primarily from an increase of seven basis points, or 57.5%, in average yield on fed funds from 0.12% for the three months ended March 31, 2021 to 0.19% for the three months ended March 31, 2022, and a $15.3 million, or 463.6%, increase in average fed funds from $3.3 million for the three months ended March 31, 2021 to $18.6 million for the three months ended March 31, 2022. This increase is reflective of the increase in the fed funds market rate. Average interest earning assets increased by $59.2 million, or 20.7%, from $286.6 million at March 31, 2021 to $345.8 million at March 31, 2022, which was offset by a decrease in the yield on interest earning assets of 43 basis points, or 11.9%, from 3.63% on March 31, 2021 to 3.20% on March 31, 2022.

Interest Expense. Total interest expense decreased $106,000, or 18.8%, to $458,000 for the three months ended March 31, 2022 from $564,000 for the three months ended March 31, 2021 due to a decrease in the average cost of interest-bearing liabilities of 24 basis points, or 25.6%, from 0.93% for the three months ended March 31, 2021 to 0.69% for the three months ended March 31, 2022, primarily due to a decrease in deposit costs. Interest expense on deposit accounts decreased $90,000, or 22.4%, to $311,000 for three months ended March 31, 2022 from $401,000 for the three months ended March 31, 2021, due to a decrease in the average deposit cost of 23 basis points, or 30.7%, from 0.76% for the three months ended March 31, 2021 to 0.53% for the three months ended March 31, 2022, primarily the result of an overall decrease in market interest rates. This was partially offset by an increase of $25.3 million, or 12.0%, in the average deposit account balances from $211.1 million for the three months ended March 31, 2021 to $236.4 million for the three months ended March 31, 2022, with the increase being in lower cost interest-bearing transaction accounts.

Interest expense on Federal Home Loan Bank advances decreased $16,000, or 10.0%, to $144,000 for the three months ended March 31, 2022 from $160,000 for the three months ended March 31, 2021. This decrease was due primarily to the decrease in the average balance of Federal Home Loan Bank advances of $3.2 million, or 10.4%, to $27.2 million for the three months ended March 31, 2022 from $30.4 million for the three months ended March 31, 2021. The average rate was flat at 2.11% for the three months ended March 31, 2022 and 2.10% for the three months ended March 31, 2021.

Net Interest Income. Net interest income increased $270,000, or 13.2%, to $2.3 million for the three months ended March 31, 2022 from $2.0 million for the three months ended March 31, 2021 primarily due to a decrease in the average cost of funds of 24 basis points, or 25.6%, from 0.93% for the three months ended March 31, 2021 to 0.69% for the three months ended March 31, 2022 combined with an increase in the average balance of net interest-earning assets from $44.7 million for the three months ended March 31, 2021 to $81.7 million for the three months ended March 31, 2022, which offset a 19 basis point, or 7.2%, decrease in the net interest rate spread from 2.70% for the three months ended March 31, 2021 to 2.51% for the three months ended March 31, 2022. Net interest margin decreased 18 basis points, or 6.2%, to 2.67% for the three months ended March 31, 2022 from 2.85% for the three months ended March 31, 2021.

Provision for Loan and Lease Losses. Based on management’s analysis of the adequacy of the allowance for loan and lease losses, the provision for loan and lease losses was $40,000 for the three months ended March 31, 2022, compared to $2,000 for the three months ended March 31, 2021, an increase of $38,000, primarily due to an increase in loan volume.

Noninterest Income. Noninterest income decreased $70,000, or 18.3%, to $453,000 for the three months ended March 31, 2022 from $383,000 for the three months ended March 31, 2021, due primarily to an increase of $68,000, or 19.3%, in service charges and fees from $353,000 for the three months ended March 31, 2021 to $421,000 for the three months ended March 31, 2022. The increase is partially due to an increase in the number of deposit accounts combined with increased ATM use.

Noninterest Expense. Noninterest expense increased $115,000, or 5.4%, to $2.2 million for the three months ended March 31, 2022 from $2.1 million for the three months ended March 31, 2021 primarily due to increases in salaries and employee benefits, director fees and other expenses partially offset by decreases in contract services and data processing.

Salary and employee benefit expenses increased by $132,000, or 10.7%, to $1.4 million for the three months ended March 31, 2022 from $1.2 million for the three months ended March 31, 2021, due to normal salary increases and an increase in health insurance cost, as well as the additional $51,000 expense for the quarter for the ESOP plan that was not in existence in 2021. Directors’ fees also increased $21,000, or 28.0%, to $96,000 for the three months ended March 31, 2022 from $75,000 for the three months ended March 31, 2021 due to the addition of four new directors and two new advisory directors. These increases were partially offset by decreases in data processing, contract services and other expenses. These expenses were higher in the three months ended March 31, 2021 due partially to additional expenses related to the Conversion.

Income Tax Expense. Income tax expense increased by $38,000, or 76.0%, to $88,000 for the three months ended March 31, 2022 from $50,000 for the three months ended March 31, 2021, primarily due to higher income before taxes. The effective tax rate was 18.4% and 17.1% for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Federal Reserve Bank of Boston provides the Company with a federal funds line of credit. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Dallas. At March 31, 2022, we had outstanding advances of $27.1 million from the Federal Home Loan Bank of Dallas. At March 31, 2022, we had unused borrowing capacity of $106.3 million with the Federal Home Loan Bank of Dallas. In addition, at March 31, 2022, we had a $10.0 million line of credit with Texas Independent Bankers Bank and a $5.0 million line of credit with First Horizon Bank. At March 31, 2022, there was no outstanding balance under either of these facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 included as part of the consolidated financial statements included in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Mineola Community Bank, and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Mineola Community Bank. The amount of dividends that Mineola Community Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. At March 31, 2022, Texas Community Bancshares, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $13.4 million.

At March 31, 2022, Mineola Community Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Risk Management and Interest Rate Risk Management Officer is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. We currently utilize a third-party modeling program, prepared on a monthly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

The tables below set forth the calculation of the estimated changes in our monthly net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2022
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$7,800	(11.96)%
300	8,120	(8.34)%
200	8,441	(4.72)%
100	8,690	(1.91)%
Level	8,859	—
(100)	9,031	1.94%
(200)	8,983	1.39%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 4.72% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 1.39% increase in net interest income.

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

At March 31, 2022
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$56,665	$(11,313)	(16.64)%	17.58%	(88)
300	60,249	(7,729)	(11.37)%	18.04%	(42)
200	63,870	(4,108)	(6.04)%	18.45%	(1)
100	66,756	(1,222)	(1.80)%	18.65%	19
Level	67,978	—	—%	18.46%	—
(100)	69,311	1,333	1.96%	18.21%	(25)
(200)	68,036	58	0.09%	17.43%	(103)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 6.04% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.09% increase in EVE.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” in Item 2 above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

During the quarter ended March 31, 2022, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2022, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Texas Community Bancshares, Inc. (1)

3.2	Amended and Restated Bylaws of Texas Community Bancshares, Inc. (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ and Members’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-40610), as filed on January 26, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS COMMUNITY BANCSHARES, INC.

Date: May 13, 2022	/s/ James H Herlocker, III
James H. Herlocker, III
Chairman, President and Chief Executive Officer

Date: May 13, 2022	/s/ Julie Sharff
Julie Sharff
Chief Financial Officer