Form 10-Q
period 2022-06-30
Texas Community Bancshares, Inc.
filed 2022-08-10
CIK 1849466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 3,257,759 shares, par value $0.01 per share, of the Registrant’s common stock issued and outstanding as of August 9, 2022.

Texas Community Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

June 30, 2022 and December 31, 2021

(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Cash and due from banks	$6,261	$5,651
Federal funds sold	12,170	16,264
Cash and cash equivalents	18,431	21,915
Interest bearing deposits in banks	7,419	14,955
Securities available for sale	68,891	56,800
Securities held to maturity (fair values of $27,224 at June 30, 2022 and $33,673 at December 31, 2021)	30,039	33,682
Loans receivable, net of allowance for loan and lease losses of $1,639 at June 30, 2022 and $1,592 at December 31, 2021	230,323	220,162
Net investment in direct financing leases	64	105
Accrued interest receivable	985	931
Premises and equipment, net	6,265	6,215
Bank-owned life insurance	6,069	6,020
Foreclosed assets	209	209
Restricted investments carried at cost	2,044	2,037
Core deposit intangible	463	529
Mortgage servicing rights, net	7	8
Deferred income taxes	1,883	651
Other assets	651	607
	$373,743	$364,826
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$47,769	$40,576
Interest bearing	240,815	234,357
Total deposits	288,584	274,933
Advances from Federal Home Loan Bank (FHLB)	26,533	27,571
Accrued expenses and other liabilities	2,377	2,190
Total liabilities	317,494	304,694
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,257,759 shares issued and outstanding	33	33
Additional paid in capital	30,978	30,932
Retained earnings	33,136	32,329
Accumulated other comprehensive loss	(5,487)	(686)
Unearned Employee Stock Ownership Program (ESOP) shares, at cost	(2,411)	(2,476)
Total shareholders' equity	56,249	60,132
	$373,743	$364,826

See Notes to Consolidated Financial Statement

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Interest Income
Loans, including fees	$2,431	$2,402	$4,805	$4,803
Debt securities
Taxable	410	159	745	300
Non taxable	37	31	75	68
Dividends on restricted investments	6	6	11	9
Federal funds sold	30	5	39	5
Deposits with banks	13	14	19	35
Total interest income	2,927	2,617	5,694	5,220
Interest Expense
Deposits	298	389	608	791
Advances from FHLB	141	157	285	317
Other	2	2	5	5
Total interest expense	441	548	898	1,113
Net Interest Income	2,486	2,069	4,796	4,107
Provision for Loan and Lease Losses	37	28	77	30
Net Interest Income After Provision for Loan and Lease Losses	2,449	2,041	4,719	4,077
Noninterest Income
Service charges on deposit accounts	165	125	330	254
Other service charges and fees	278	268	534	492
Net loss on securities transactions	(29)	—	(29)	—
Net appreciation on bank-owned life insurance	24	27	49	53
Other income	11	6	18	10
Total noninterest income	449	426	902	809
Noninterest Expenses
Salaries and employee benefits	1,406	1,261	2,769	2,491
Occupancy and equipment expense	184	185	376	368
Data processing	203	225	394	449
Contract services	43	172	78	291
Director fees	95	81	191	156
Other expense	437	320	804	618
Total noninterest expenses	2,368	2,244	4,612	4,373
Income Before Income Taxes	530	223	1,009	513
Income Tax Expense	114	35	202	83
Net Income	$416	$188	$807	$430
Earnings per share - basic	$0.14	N/A	$0.27	N/A
Earnings per share - diluted	$0.14	N/A	$0.27	N/A
Weighted-average shares outstanding - basic	3,015,599	N/A	3,012,971	N/A
Weighted-average shares outstanding - diluted	3,015,599	N/A	3,012,971	N/A

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income	$416	$188	$807	$430

Other items of comprehensive loss, before tax
Net changes in fair value of available for sale securities	(2,944)	(14)	(6,106)	(41)
Reclassification adjustment for realized loss on sale of investment securities included in net income	29	—	29	—

Total other items of comprehensive loss, before tax	(2,915)	(14)	(6,077)	(41)
Income tax benefit related to other items of comprehensive loss	612	3	1,276	9
Total other items of comprehensive loss, after tax	(2,303)	(11)	(4,801)	(32)

Comprehensive (Loss) Income	$(1,887)	$177	$(3,994)	$398

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ and Members’ Equity (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

					Accumulated		Total
			Additional		Other	Unearned	Shareholders'
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	and Members’
Three Months Ended June 30, 2022 and 2021	Stock	Stock	Capital	Earnings	(Loss) Income	Shares	Equity
Balance at April 1, 2022	$—	$33	$30,950	$32,720	$(3,184)	$(2,443)	$58,076
Net Income	—	—	—	416	—	—	416
Net changes in fair value of available for sale securities, net of tax benefit of $612	—	—	—	—	(2,303)	—	(2,303)
ESOP shares committed to be released, 3,258 shares	—	—	28	—	—	32	60
Balance at June 30, 2022	$—	$33	$30,978	$33,136	$(5,487)	$(2,411)	$56,249

Balance at April 1, 2021	$—	$—	$(403)	$32,053	$107	$—	$31,757
Net income	—	—	—	188	—	—	188
Change in additional paid in capital	—	—	(345)	—	—	—	(345)
Net changes in fair value of available for sale securities, net of tax benefit of $3	—	—	—	—	(11)	—	(11)
Balance at June 30, 2021	$—	$—	$(748)	$32,241	$96	$—	$31,589

					Accumulated		Total
			Additional		Other	Unearned	Shareholders'
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	and Members’
Six Months Ended June 30, 2022 and 2021	Stock	Stock	Capital	Earnings	(Loss) Income	Shares	Equity
Balance at January 1, 2022	$—	$33	$30,932	$32,329	$(686)	$(2,476)	$60,132
Net income	—	—	—	807	—	—	807
Net changes in fair value of available for sale securities, net of tax benefit of $1,276	—	—	—	—	(4,801)	—	(4,801)
ESOP shares committed to be released, 6,516 shares	—	—	46	—	—	65	111
Balance at June 30, 2022	$—	$33	$30,978	$33,136	$(5,487)	$(2,411)	$56,249

Balance at January 1, 2021	$—	$—	$—	$31,811	$128	$—	$31,939
Net income	—	—	—	430	—	—	430
Change in additional paid in capital	—	—	(748)	—	—	—	(748)
Net changes in fair value of available for sale securities, net of tax expense of $9	—	—	—	—	(32)	—	(32)
Balance at June 30, 2021	$—	$—	$(748)	$32,241	$96	$—	$31,589

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

	Six Months Ended
	June 30,
	2022	2021
Operating Activities
Net income	$807	$430
Adjustments to reconcile net income to net cash from operating activities
Provision for loan and lease losses	77	30
Net amortization of securities	269	218
Depreciation and amortization	216	218
Net realized loss on investment securities transactions	29	—
Loss on sale of fixed assets	9	—
Appreciation on bank-owned life insurance	(49)	(53)
ESOP compensation expense for allocated shares	111	—
Deferred income tax	44	(59)
Net change in
Accrued interest receivable	(54)	199
Mortgage servicing rights	—	4
Other assets	(11)	106
Accrued expenses and other liabilities	152	420
Net Cash from Operating Activities	1,600	1,513
Investing Activities
Net change in interest bearing deposits in banks	7,536	(3,167)
Activity in available for sale securities
Purchases	(31,377)	(3,056)
Sales	10,822	—
Maturities, prepayments and calls	2,180	2,197
Activity in held to maturity securities
Purchases	—	(12,291)
Maturities, prepayments and calls	3,552	8,245
Purchases of restricted investments	(7)	(7)
Loan originations and principal collections, net	(10,238)	(5,175)
Net decrease (increase) in net investment in direct financing leases	41	(73)
Purchases of premises and equipment	(208)	(124)
Net Cash used for Investing Activities	(17,699)	(13,451)
Financing Activities
Net increase in deposits	13,652	51,353
Payments on long-term FHLB and other borrowings	(1,037)	(1,124)
Conversion costs related to the conversion	—	(748)
Net Cash from Financing Activities	12,615	49,481
Net Change in Cash and Cash Equivalents	(3,484)	37,543
Cash and Cash Equivalents at Beginning of Period	21,915	8,073
Cash and Cash Equivalents at End of Period	$18,431	$45,616

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

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

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

Interim Financial Statements

The interim unaudited consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2022, or any other period. Certain prior period data presented in the consolidated financial statements have been reclassified to conform with the current period presentation. The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2021. Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2021.

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

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted–average number of common shares outstanding during the period, including allocated and committed-to-be-released ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. There were no dilutive shares as of June 30, 2022. There were no shares issued or outstanding at June 30, 2021.

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Net Income	$416	$807

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	3,257,759	3,257,759
Less: average unearned ESOP shares	(242,160)	(244,788)
Weighted average shares outstanding for basic earnings per share	3,015,599	3,012,971

Additional dilutive shares	—	—

Weighted average shares outstanding for dilutive earnings per share	3,015,599	3,012,971

Basic and dilutive earnings per share	$0.14	$0.27

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

Note 2 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$17,095	$—	$(1,473)	$15,622
Collateralized mortgage obligations	21,521	—	(1,472)	20,049
State and municipal	15,782	1	(2,198)	13,585
Corporate bonds	5,250	—	(477)	4,773
U.S. Government and agency	16,189	—	(1,327)	14,862
Total securities available for sale	$75,837	$1	$(6,947)	$68,891

Held to Maturity
Debt Securities:
Residential mortgage-backed	$28,014	$—	$(2,752)	$25,262
State and municipal	2,025	—	(63)	1,962
Total securities held to maturity	$30,039	$—	$(2,815)	$27,224

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$19,073	$113	$(401)	$18,785
Collateralized mortgage obligations	11,202	—	(126)	11,076
State and municipal	11,670	36	(167)	11,539
Corporate bonds	2,500	—	(94)	2,406
U.S. Government and agency	13,224	—	(230)	12,994
Total securities available for sale	$57,669	$149	$(1,018)	$56,800

Held to Maturity
Debt Securities:
Residential mortgage-backed	$31,277	$374	$(392)	$31,259
State and municipal	2,405	15	(6)	2,414
Total securities held to maturity	$33,682	$389	$(398)	$33,673

During the six months ended June 30, 2022, the Company had sales of available for sale securities of $10,822 with a loss of $29. During the three and six months ended June 30, 2021, the Bank had no sales of available for sale securities or held to maturity securities.

At June 30, 2022 and December 31, 2021, securities with a carrying value of $2,599 and $2,745, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2022, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$—	$—
Due from one to five years	12,926	12,047	768	766
Due in five to ten years	16,165	14,402	134	119
After ten years	8,130	6,771	1,123	1,077
Residential mortgage-backed	17,095	15,622	28,014	25,262
Collateralized mortgage obligations	21,521	20,049	—	—
Total	$75,837	$68,891	$30,039	$27,224

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2022
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (74,13)	$27,733	$(2,274)	$13,150	$(1,951)
Collateralized mortgage obligations (11)	20,049	(1,472)	—	—
State and municipal (21,1)	14,125	(2,214)	1,077	(47)
Corporate bonds (11)	4,773	(477)	—	—
U.S. Government and agency (14)	14,862	(1,327)	—	—
Total	$81,542	$(7,764)	$14,227	$(1,998)

	December 31, 2021
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (20,5)	$22,903	$(624)	$5,666	$(169)
Collateralized mortgage obligations (5)	11,076	(126)	—	—
State and municipal (9)	8,416	(173)	—	—
Corporate bonds (2)	906	(94)	—	—
U.S. Government and agency (13)	12,994	(230)	—	—
Total	$56,295	$(1,247)	$5,666	$(169)

Mortgage-backed Securities

The unrealized losses on the Company’s investments in residential mortgage-backed securities were caused by market interest rate increases and increases in prepayment speeds. The Company purchased those investments at a

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by agencies of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and increases in prepayment speeds and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022 or December 31, 2021.

U.S. Government and Agency

The unrealized losses on the Company’s investments in U.S. government and agency securities were caused by market interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022 or December 31, 2021.

State and Municipal

The unrealized losses on the Company’s investments in state and municipal securities were caused by market interest rate increases. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022 or December 31, 2021.

Corporate Bonds

The unrealized losses on the Company’s investments in corporate bond securities were caused by market interest rate increases. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022 or December 31, 2021.

Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) evaluation by the Company of (a) its intent to sell a debt security prior to recovery and (b) whether it is more likely than not the Company will have to sell the debt security prior to recovery. As of June 30, 2022 and December 31, no investment securities were other-than- temporarily impaired.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

Note 3 -   Loans and Leases

A summary of the balances of loans and leases follows:

	June 30,	December 31,
	2022	2021
Real estate	$219,355	$209,946
Agriculture	210	234
Commercial	7,148	6,141
Consumer and other	5,313	5,538
Subtotal	232,026	221,859
Less allowance for loan and lease losses	(1,639)	(1,592)
Loans and leases, net	$230,387	$220,267

Paycheck Protection Program Loans

In March 2020, the United States government passed legislation designed to help the nation’s economy recover from the coronavirus disease 2019 (“COVID‐19”) pandemic. This legislation is called the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which provides economy‐wide financial stimulus in the form of financial aid to individuals, businesses, nonprofit entities, states and municipalities. The CARES Act temporarily added a new program titled the “Paycheck Protection Program” (PPP) to the U.S. Small Business Administration’s loan program. The CARES Act permits the SBA to guarantee 100 percent of these loans and also provides for forgiveness of up to the full principal amount of these loans. As of June 30, 2022, the Company originated $5,484 in PPP loans of which $5,477 had been forgiven. Additionally, the Company recognized $0 and $5 of PPP loan interest in interest income during the six months ended June 30, 2022 and 2021, respectively, and $0 and $1 for the three months ended June 30, 2022 and 2021, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

The following tables set forth information regarding the activity in the allowance for loan and lease losses for the three and six months ended June 30, 2022 and 2021 and the year ended December 31, 2021:

	June 30, 2022
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Allowance for loan and lease losses:
Three-months ended
Balance, April 1, 2022	$1,182	$1	$363	$64	$1,610
Charge-offs	—	—	—	(10)	(10)
Recoveries	—	—	—	2	2
Provision	26	—	4	7	37
Balance, June 30, 2022	$1,208	$1	$367	$63	$1,639

Six-months ended
Balance, January 1, 2022	$1,178	$1	$357	$56	$1,592
Charge-offs	—	—	—	(36)	(36)
Recoveries	—	—	—	6	6
Provision	30	—	10	37	77
Balance, June 30, 2022	$1,208	$1	$367	$63	$1,639
Balance, June 30, 2022 allocated to loans and leases individually evaluated for impairment	$—	$—	$300	$—	$300
Balance, June 30, 2022 allocated to loans and leases collectively evaluated for impairment	$1,208	$1	$67	$63	$1,339
Loans and leases receivable:
Balance, June 30, 2022 loans and leases individually evaluated for impairment	$1,300	$—	$438	$—	$1,738
Balance, June 30, 2022 loans and leases collectively evaluated for impairment	218,055	210	6,710	5,313	230,288
Balance, June 30, 2022	$219,355	$210	$7,148	$5,313	$232,026

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

	June 30, 2021
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Allowance for loan and lease losses:
Three-months ended
Balance, April 1, 2021	$1,175	$—	$341	$46	$1,562
Charge-offs	—	—	—	(8)	(8)
Recoveries	—	—	—	2	2
Provision	(5)	—	21	12	28
Balance, June 30, 2021	$1,170	$—	$362	$52	$1,584

Six-months ended
Balance, January 1, 2021	$1,171	$2	$355	$33	$1,561
Charge-offs	—	—	—	(21)	(21)
Recoveries	—	—	—	14	14
Provision (Credit)	(1)	(2)	7	26	30
Balance, June 30, 2021	$1,170	$—	$362	$52	$1,584

	December 31, 2021
				Consumer
Allowance for loan and lease losses:	Real Estate	Agriculture	Commercial	and Other	Total
Balance, December 31, 2021 allocated to loans and leases individually evaluated for impairment	$8	$—	$300	$—	$308
Balance, December 31, 2021 allocated to loans and leases collectively evaluated for impairment	$1,170	$1	$57	$56	$1,284
Loans and leases receivable:
Balance, December 31, 2021 loans and leases individually evaluated for impairment	$2,437	$—	$474	$33	$2,944
Balance, December 31, 2021 loans and leases collectively evaluated for impairment	207,509	234	5,667	5,505	218,915
Balance, December 31, 2021	$209,946	$234	$6,141	$5,538	$221,859

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

Three and Six Months Ended June 30, 2022 and 2021

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

The Company evaluates the loan risk grading system definitions and allowance for loan and lease loss methodology on an ongoing basis. No significant changes were made during the six months ended June 30, 2022 or during the year ended December 31, 2021.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

The following tables set forth information regarding the internal classification of the loan and lease portfolio:

	June 30, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Real estate
Construction and land	$23,190	$—	$102	$—	$—	$23,292
Farmland	6,266	—	338	—	—	6,604
1‑4 residential & multi-family	154,443	10	1,690	—	—	156,143
Commercial real estate	33,202	—	114	—	—	33,316
Agriculture	210	—	—	—	—	210
Commercial	6,700	—	35	413	—	7,148
Consumer and other	5,293	1	19	—	—	5,313
Total	$229,304	$11	$2,298	$413	$—	$232,026

	December 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Real estate
Construction and land	$17,560	$—	$90	$—	$—	$17,650
Farmland	6,083	—	359	—	—	6,442
1‑4 residential & multi-family	151,708	556	1,904	—	—	154,168
Commercial real estate	30,418	—	1,268	—	—	31,686
Agriculture	234	—	—	—	—	234
Commercial	5,652	—	52	437	—	6,141
Consumer and other	5,478	12	48	—	—	5,538
Total	$217,133	$568	$3,721	$437	$—	$221,859

The following table sets forth information regarding the credit risk profile based on payment activity of the loan and lease portfolio:

	June 30, 2022			December 31, 2021
		Non-			Non-
	Performing	performing	Total	Performing	performing	Total
Real estate
Construction and land	$23,292	$—	$23,292	$17,650	$—	$17,650
Farmland	6,431	173	6,604	6,250	192	6,442
1‑4 residential & multi-family	155,298	845	156,143	153,400	768	154,168
Commercial real estate	33,202	114	33,316	31,563	123	31,686
Agriculture	210	—	210	234	—	234
Commercial	6,710	438	7,148	5,667	474	6,141
Consumer and other	5,313	—	5,313	5,505	33	5,538
Total	$230,456	$1,570	$232,026	$220,269	$1,590	$221,859

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

The following tables set forth information regarding the delinquencies not on nonaccrual within the loan and lease portfolio:

	June 30, 2022
						Recorded
		90 Days				Investment
	30‑89 Days	and	Total		Total	> 90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
Real estate
Construction and land	$343	$—	$343	$22,949	$23,292	$—
Farmland	165	—	165	6,439	6,604	—
1‑4 residential & multi-family	395	—	395	155,748	156,143	—
Commercial real estate	534	—	534	32,782	33,316	—
Agriculture	—	—	—	210	210	—
Commercial	5	—	5	7,143	7,148	—
Consumer and other	15	—	15	5,298	5,313	—
Total	$1,457	$—	$1,457	$230,569	$232,026	$—

	December 31, 2021
						Recorded
		90 Days				Investment
	30‑89 Days	and	Total		Total	> 90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
Real estate
Construction and land	$1,620	$—	$1,620	$16,030	$17,650	$—
Farmland	—	—	—	6,442	6,442	—
1‑4 residential & multi-family	305	—	305	153,863	154,168	—
Commercial real estate	—	—	—	31,686	31,686	—
Agriculture	—	—	—	234	234	—
Commercial	30	—	30	6,111	6,141	—
Consumer and other	19	—	19	5,519	5,538	—
Total	$1,974	$—	$1,974	$219,885	$221,859	$—

The following table sets forth information regarding the nonaccrual status within the loan and lease portfolio as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Real estate
Construction and land	$—	$—
Farmland	173	192
1‑4 residential & multi-family	845	768
Commercial real estate	114	123
Agriculture	—	—
Commercial	438	474
Consumer and other	—	33
Total	$1,570	$1,590

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged‐off is reversed against interest income. The interest on these loans is accounted for on the cash‐basis or cost‐recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the three and six months ended June 30, 2022 and 2021.

The following table presents interest income recognized on impaired loans for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Real estate
1-4 residential & multi-family	$2	$18	$4	$20
Commercial real estate	—	14	13	29
Commercial	—	7	—	14
Consumer and other	—	1	—	1
	$2	$40	$17	$64

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

The following table sets forth information regarding impaired loans as of June 30, 2022:

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance
Real estate
Farmland	$173	$228	$—	$183
1‑4 residential & multi-family	1,013	1,056	—	995
Commercial real estate	114	119	—	119
Commercial	12	15	—	24

With a related allowance
Commercial	426	444	300	432

Total
Real estate
Farmland	173	228	—	183
1-4 residential & multi-family	1,013	1,056	—	995
Commercial real estate	114	119	—	691
Commercial	438	459	300	456
	$1,738	$1,862	$300	$2,325

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

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

During the six months ended June 30, 2022, there were no modifications resulting in troubled debt restructurings.

During the six months ended June 30, 2022, there were no subsequently defaulted troubled debt restructurings. At June 30, 2022 and December 31, 2021, the Company had no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

At June 30, 2022 and December 31, 2021, the Company had a recorded investment of $386 and $493, respectively, of troubled debt restructured loans. The Company has no current commitments to loan additional funds to the borrowers whose loans have been modified.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

At June 30, 2022 and December 31, 2021, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30,	December 31,
	2022	2021
Commitments to extend credit	$36,111	$27,374

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

The Company is party to an agreement with the Federal Reserve Bank of Boston that provides the Company with a federal funds line of credit in an amount tied to securities on deposit with that bank. The Company pays no fees for this line of credit and has not drawn upon it. The Company is party to agreements with its correspondent banks that provide the Company with lines for up to $15,000 federal funds line of credit to support overnight funding needs. The Company pays no fees for this line of credit and has not drawn upon it. The lines renew annually. At June 30, 2022, the Company had unused borrowing capacity of $107,800 with the Federal Home Loan Bank of Dallas.

At June 30, 2022, the Company had no commitments to purchase securities.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated statements of financial condition.

Note 5 -   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Six Months Ended
	June 30,
	2022	2021
Supplemental cash flow information:
Cash paid for
Interest on deposits	$630	$820
Interest on FHLB advances	287	318
Other interest	5	5
Income taxes	110	145

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

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At June 30, 2022 and December 31, 2021, the Bank’s CBLR ratio was 12.76% and 12.89%, respectively, which exceeded all regulatory capital requirements under the CBLR framework and the Bank was considered to be “well-capitalized.”

Under the CLBR framework, banks and their bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9%, are eligible to opt into the CBLR framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable capital rules) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Accordingly, beginning January 1, 2022, qualifying community banking organizations that exceed the 9% CBLR are considered to have met: (i) the generally applicable risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; (iii) any other applicable capital or leverage requirements. A qualifying community banking organization that elects to be under the CBLR framework generally would be exempt from the current capital framework, including risk-based capital requirements and capital conservation buffer requirements.

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

Three and Six Months Ended June 30, 2022 and 2021

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

A description of the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in valuation techniques during either the six months ended June 30, 2022 or the year ended December 31, 2021.

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

Three and Six Months Ended June 30, 2022 and 2021

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$15,622	$—	$15,622
Collateralized mortgage obligations	—	20,049	—	20,049
State and municipal	—	13,585	—	13,585
Corporate bonds	—	4,773	—	4,773
U.S. Government and agency	—	14,862	—	14,862
Total financial assets	$—	$68,891	$—	$68,891

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$18,785	$—	$18,785
Collateralized mortgage obligations	—	11,076	—	11,076
State and municipal	—	11,539	—	11,539
Corporate bonds	—	2,406	—	2,406
U.S. Government and agency	—	12,994	—	12,994
Total financial assets	$—	$56,800	$—	$56,800

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

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$126	$126
Nonfinancial assets
Foreclosed assets	—	—	209	209
	$—	$—	$335	$335

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$1,274	$1,274
Nonfinancial assets
Foreclosed assets	—	—	209	209
	$—	$—	$1,483	$1,483

During the six months ended June 30, 2022 and the year ended December 31, 2021, certain impaired loans were remeasured and reported at fair value through a specific allocation of the allowance for loan and lease losses based upon the fair value of the underlying collateral. At June 30, 2022, impaired loans with a carrying value of $426 were reduced by specific valuation allowance allocations totaling $300 to a reported fair value of $126. At December 31, 2021, impaired loans with a carrying value of $1,582 were reduced by specific valuation allowance allocations totaling $308 to a reported fair value of $1,274. The fair value of impaired loans is determined based on collateral valuations utilizing Level 3 valuation inputs. There was no charge to the provision for loan and lease losses as a result of the valuation allowances for the three and six months ended June 30, 2022 and 2021.

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	June 30, 2022	Technique	Inputs	Values

Impaired loans	$126	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Foreclosed assets	$209	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2021	Technique	Inputs	Values

Impaired loans	$1,274	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Foreclosed assets	$209	Appraisal of collateral (1)	Appraisal adjustment	10-25%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2022
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$18,431	$—	$—	$18,431	$18,431
Interest bearing deposits in banks	7,419	—	—	7,419	7,419
Securities held to maturity	—	27,224	—	27,224	30,039
Loans, net	—	—	230,920	230,920	230,323
Net investment in direct financing leases	—	—	64	64	64
Interest receivable	985	—	—	985	985
Restricted investments carried at cost	—	2,044	—	2,044	2,044
Mortgage servicing rights	—	—	7	7	7
Financial liabilities
Deposits	—	—	288,222	288,222	288,584
FHLB advances	—	—	25,803	25,803	26,533
Interest payable	105	—	—	105	105

	December 31, 2021
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$21,915	$—	$—	$21,915	$21,915
Interest bearing deposits in banks	14,955	—	—	14,955	14,955
Securities held to maturity	—	33,673	—	33,673	33,682
Loans, net	—	—	224,354	224,354	220,162
Net investment in direct financing leases	—	—	105	105	105
Interest receivable	931	—	—	931	931
Restricted investments carried at cost	—	2,037	—	2,037	2,037
Mortgage servicing rights	—	—	8	8	8
Financial liabilities
Deposits	—	—	274,995	274,995	274,933
FHLB advances	—	—	28,259	28,259	27,571
Interest payable	128	—	—	128	128

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

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

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

Note 8 -   Employee Stock Ownership Plan

In connection with the Conversion, the Company established an Employee Stock Ownership Plan for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase 260,621 shares (approximately 8.0% of the common stock issued in connection with the Conversion). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years.

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $60 and $111 for the three months and six months ended June 30, 2022, respectively.

A summary of the ESOP shares are as follows:

	June 30,	December 31,
	2022	2021
Shares allocated to participants	13,031	—
Shares committed to be released to participants	6,516	13,031
Unreleased shares	241,074	247,590
Total	260,621	260,621
Fair value of unreleased shares	$3,970	$3,838

Note 9 -   Recently Issued But Not Yet Effective Accounting Pronouncements

Accounting Standards Update (ASU) 2016‐13, “Financial Instruments ‐ Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016‐13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016‐13 is effective for the Company on January 1, 2023. The Company has contracted with a third-party vendor recommended by the Current Expected Credit Losses (“CECL”) team. Management is working to upload needed loan data used in the CECL model for the quarter ending June 30, 2022, as well as re-evaluating the Company’s internal and external factors, including economic and peer data for use in the second quarter calculation. A parallel run using the new CECL model and the current allowance for loan and lease losses model will be run for the June 30, 2022 data. At this time however, the CECL model data inputs are still in process.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Texas Community Bancshares, Inc.’s (“the Company”) consolidated financial condition at June 30, 2022 and consolidated results of operations for the three and six months ended June 30, 2022 and 2021. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	conditions relating to the COVID-19 pandemic, including the severity, scope and duration of the associated economic slowdown either nationally or in our market areas, that are worse than expected;
●	government action in response to the COVID-19 pandemic and its effects on our business and operations;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in yields on our assets resulting from changes in market interest rates;
●	fluctuation in the demand for construction loans in our market area due to increased cost of building materials and their availability;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses;
●	estimated costs and provisions associated with the implementation of the Current Expected Credit Losses (CECL) methodology, the new standard for estimating the allowance for loan and lease losses, being greater than anticipated;
●	risks related to a high concentration of loans secured by real estate located in our market area;

●	our ability to control costs when hiring employees in a highly competitive environment;
●	our ability to control cost and expenses, particularly those associated with operating a publicly traded company;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of our investment securities and other financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or strategic plan implementation
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

The Jumpstart Our Business Startups Act of 2012 (JOBS Act) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we had the option to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. However, we have determined not to take advantage of the benefits of this extended transition period.

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

The allocation methodology applied by the Company is designed to assess the appropriateness of the allowance for loan and lease losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan and lease losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan and lease losses was adequate at June 30, 2022 and December 31, 2021. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan and lease losses. As a result of such reviews, we may have to adjust our allowance for loan and lease losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan and lease losses as the process is the responsibility of the Company and any increase or decrease in the allowance is the responsibility of management.

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

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total Assets. Total assets were $373.7 million at June 30, 2022, an increase of $8.9 million, or 2.4%, from $364.8 million at December 31, 2021. The increase was due primarily to increases in net loans and leases of $10.1 million, or 4.6%, from $220.3 million at December 31, 2021 to $230.4 million at June 30, 2022.

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.5 million, or 15.9%, to $18.4 million (which includes fed funds sold of $12.2 million) at June 30, 2022 from $21.9 million (which includes fed funds sold of $16.3 million) at December 31, 2021. This decrease is primarily due to an increase in deposits of $13.7 million, being offset by increased net loan funding and an increase in securities purchases.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks were $7.4 million at June 30, 2022 compared to $15.0 million at December 31, 2021, a decrease of $7.5 million, or 50.4%. The decrease was due primarily to an increase in securities of $8.4 million.

Securities Available for Sale. Securities available for sale increased by $12.1 million, or 21.3%, to $68.9 million at June 30, 2022 from $56.8 million at December 31, 2021. The increase in securities resulted primarily from purchases of $31.4 million, sales of $10.9 million, paydowns of $2.2 million, and unrealized losses on the available for sale portfolio of $6.1 million due primarily to the increase in market interest rates during the period.

Securities Held to Maturity. Securities held to maturity decreased by $3.6 million, or 10.8%, to $30.0 million at June 30, 2022 from $33.7 million at December 31, 2021. This decrease is due primarily to principal repayments of $3.2 million and one municipal security totaling $365,000 being called.

Loans and Leases Receivable, Net. Loans and leases receivable, net, increased $10.1 million, or 4.6%, to $230.4 million at June 30, 2022 from $220.3 million at December 31, 2021. Loans secured by residential real estate and farmland comprise $162.7, or 70.1% of the net loans at June 30, 2022. During the six months ended June 30, 2022, loan originations totaled $53.2 million of which $6.9 million were renewals or refinancings of existing loans with Mineola Community Bank, resulting in originations of new loans of $46.3 million. Originations consisted primarily of $17.9 million in one- to-four family residential mortgage loans, $22.6 million of residential construction loans (upon completion), including speculative construction loans of $8.0 million, $5.0 million in commercial real estate loans, $2.2 million in consumer loans, $2.6 million in commercial and industrial loans, $1.4 million in land & development loans, and $1.4 million in farmland loans. During the six months ended June 30, 2022, there were $6.4 million in loan principal paydowns and $27.4 million in loan payoffs. PPP loans have paid down to 2 loans totaling $7,000 at June 30, 2022.

During the six months ended June 30, 2022, construction loans (when fully funded upon completion) increased by $11.7 million to $35.0 million at June 30, 2022 from $23.3 million at December 31, 2021 and the construction loan balance increased $6.1 million to $17.3 million at June 30, 2022. Construction loans continue to be a large segment of our portfolio which is a reflection of the strong housing demand in our primary market area.

Deposits. Deposits increased $13.7 million, or 5.0%, to $288.6 million at June 30, 2022 from $274.9 million at December 31, 2021. Core deposits (defined as all deposits other than certificates of deposit) increased $17.7 million, or 8.7%, to $220.1 million at June 30, 2022 from $202.4 million at December 31, 2021. Certificates of deposit decreased $4.0 million, or 5.6%, to $68.5 million at June 30, 2022 from $72.6 million at December 31, 2021. At June 30, 2022, there were no brokered deposits.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank decreased by $1.0 million, or 3.8%, to $26.5 million at June 30, 2022 from $27.6 million at December 31, 2021 due to scheduled monthly payments of principal on amortizing advances.

Total Shareholders’ Equity. Total shareholders’ equity decreased $3.9 million, or 6.5%, to $56.2 million at June 30, 2022 from $60.1 million at December 31, 2021. This decrease was primarily due to a $4.8 million, or 699.9%, change in accumulated other comprehensive loss representing decreases in the fair value of available for sale securities resulting primarily from rising market interest rates. At June 30, 2022, the accumulated other comprehensive loss was $5.5 million, compared to $686,000 at December 31, 2021, partially offset by net income of $807,000 and an additional $111,000 added to shareholders’ equity with the commitment to release 6,516 additional ESOP shares to participants during the six months ended June 30, 2022.

At June 30, 2022, Mineola Community Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes, as permitted by the CARES Act. At June 30, 2022, a community bank leverage ratio of at least 9.0% is required to be considered “well capitalized” under regulatory requirements. At June 30, 2022, Mineola Community Bank was well capitalized and had a ratio of 12.76%.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances. Average yields for loans (excluding PPP loans) include loan fees of $103,000 and $162,000 for the three months ended June 30, 2022 and 2021, respectively. No PPP loans were originated during the three months ended June 30, 2022 or 2021. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Three Months Ended June 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
	(Unaudited)
Interest-earning assets:
Loans (excluding PPP loans)	$229,891	$2,431	4.23%	$214,303	$2,401	4.48%
Allowance for loan and lease losses	(1,624)			(1,562)
PPP loans	8	—	—%	624	1	0.64%
Securities	100,288	447	1.78%	49,623	190	1.53%
Restricted stock	2,040	6	1.18%	2,027	6	1.18%
Interest-bearing deposits in banks	5,547	13	0.94%	19,743	14	0.28%
Federal funds sold	14,872	30	0.81%	22,788	5	0.09%
Total interest-earning assets	351,022	2,927	3.34%	307,546	2,617	3.40%
Noninterest-earning assets	21,900			21,413
Total assets	$372,922			$328,959

Interest-bearing liabilities:
Interest-bearing demand deposits	$77,063	64	0.33%	$73,002	61	0.33%
Regular savings and other deposits	81,222	72	0.35%	70,264	67	0.38%
Money market deposits	11,999	9	0.30%	9,367	10	0.43%
Certificates of deposit	69,819	153	0.88%	75,741	251	1.33%
Total interest-bearing deposits	240,103	298	0.50%	228,374	389	0.68%
Advances from FHLB	26,718	141	2.11%	29,843	157	2.10%
Other liabilities	510	2	1.57%	411	2	1.95%
Total interest-bearing liabilities	267,331	441	0.66%	258,628	548	0.85%
Noninterest-bearing demand deposits	58,102			35,406
Other noninterest-bearing liabilities	3,661			3,385
Total liabilities	329,094			297,419
Total shareholders’ and members' equity	43,828			31,540
Total liabilities and shareholders' and members’ equity	$372,922			$328,959
Net interest income		$2,486			$2,069
Net interest rate spread (1)			2.68%			2.56%
Net interest-earning assets (2)	$83,691			$48,918
Net interest margin (3)			2.83%			2.69%
Average interest-earning assets to interest-bearing liabilities			131.31%			118.91%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of the Operating Results for the Three Months Ended June 30, 2022 and June 30, 2021

Net Income. Net income was $416,000 for the three months ended June 30, 2022, compared to net income of $188,000 for the three months ended June 30, 2021, an increase of $228,000, or 121.3%. The increase was primarily due to a $400,000, or 19.0%, increase in net interest income, partially offset by a $101,000, or 5.6%, decrease in net noninterest income, a $9,000 increase in the provision for loan and lease losses and a $79,000 increase in income tax expense.

Interest Income. Interest income increased by $300,000, or 11.5%, to $2.9 million for the three months ended June 30, 2022 from $2.6 million for the three months ended June 30, 2021. This was primarily the result of increased interest income on securities and cash and cash equivalents resulting from increased yields and a 102.2% increase in the average balance of the securities portfolio. Average interest earning assets overall increased by $43.5 million, or 14.1%, from $307.5 million at June 30, 2021 to $351.0 million at June 30, 2022, which was partially offset by a decrease in the yield on interest earning assets of six basis points, or 1.8%, from 3.40% for the three months ended June 30, 2021 to 3.34% for the three months ended June 30, 2022.

Interest income on loans (excluding PPP loans) was flat at $2.4 million for the three months ended June 30, 2022 and the three months ended June 30, 2021. This was primarily due to an increase of $15.6 million, or 7.3%, in the average balance of the loan portfolio to $229.9 million for the three months ended June 30, 2022 from $214.3 million for the three months ended June 30, 2021 being offset by a decrease of 25 basis points, or 5.6%, in the average yield on loans from 4.48% for the three months ended June 30, 2021 to 4.23% for the three months ended June 30, 2022.

Interest income on securities increased $257,000, or 135.3%, from $190,000 for the three months ended June 30, 2021 to $447,000 for the three months ended June 30, 2022. This increase resulted from an increase of 25 basis points, or 16.3%, in yield from 1.53% for the three months ended June 30, 2021 to 1.78% for the three months ended June 30, 2022 and an increase in average securities of $50.7 million, or 102.2%, from $49.6 million for the three months ended June 30, 2021 to $100.3 million for the three months ended June 30, 2022. The rate increase is reflective of the rising rates in the overall market and diversification of the securities portfolio as the Bank continued to invest conversion proceeds over the periods compared.

Interest income from interest bearing deposits in banks declined $1,000, or 7.1%, from $14,000 for the three months ended June 30, 2021 to $13,000 for the three months ended June 30, 2022. This decline resulted primarily from a $14.2 million, or 72.1%, decrease in average deposits in banks from $19.7 million for the three months ended June 30, 2021 to $5.5 million for the three months ended June 30, 2022 partially offset by an increase of 66 basis points, or 235.7%, in average yield from 0.28% for the three months ended June 30, 2021 to 0.94% for the three months ended June 30, 2022. There was also an increase in fed funds interest income of $25,000, or 500.0%, resulting from a 72 basis points, or 800.0%, increase in average yield on fed funds from 0.09% for the three months ended June 30, 2021 to 0.81% for the three months ended June 30, 2022, partially offset by a $7.9 million, or 34.6%, decrease in average fed funds balances from $22.8 million for the three months ended June 30, 2021 to $14.9 million for the three months ended June 30, 2022.

Interest Expense. Total interest expense decreased $107,000, or 19.5%, to $441,000 for the three months ended June 30, 2022 from $548,000 for the three months ended June 30, 2021 due to a decrease in the average cost of interest-bearing liabilities of 19 basis points, or 22.4%, from 0.85% for the three months ended June 30, 2021 to 0.66% for the three months ended June 30, 2022, primarily due to a decrease in deposit costs. Interest expense on deposit accounts decreased $91,000, or 23.4%, to $298,000 for three months ended June 30, 2022 from $389,000 for the three months ended June 30, 2021, due to a decrease in the average deposit cost of 18 basis points, or 26.5%, from 0.68% for the three months ended June 30, 2021 to 0.50% for the three months ended June 30, 2022, primarily the result of an overall decrease in market interest rates. This was partially offset by an increase of $11.7 million, or 5.1%, in the average deposit account balances from $228.4 million for the three months ended June 30, 2021 to $240.1 million for the three months ended June 30, 2022, with the increase being in lower cost interest bearing transaction accounts.

Interest expense on Federal Home Loan Bank advances decreased $16,000, or 10.2%, to $141,000 for the three months ended June 30, 2022 from $157,000 for the three months ended June 30, 2021. This decrease was due primarily to the decrease in the average balance of Federal Home Loan Bank advances of $3.1 million, or 10.5%, to $26.7 million for the three months ended June 30, 2022 from $29.8 million for the three months ended June 30, 2021.

Net Interest Income. Net interest income increased $400,000, or 19.0%, to $2.5 million for the three months ended June 30, 2022 from $2.1 million for the three months ended June 30, 2021 primarily due to an increase in the average balance of net interest-earning assets of $34.8 million, or 71.2%, from $48.9 million for the three months ended June 30, 2021 to $83.7 million for the three months ended June 30, 2022, with a 12 basis point, or 4.7%, increase in the net interest rate spread from 2.56% for the three months ended June 30, 2021 to 2.68% for the three months ended June 30, 2022 and an increase in interest margin of 14 basis points, or 5.2%, to 2.83% for the three months ended June 30, 2022 from 2.69% for the three months ended June 30, 2021.

Provision for Loan and Lease Losses. Based on management’s analysis of the adequacy of allowance for loan and lease losses, the provision for loan and lease losses was $37,000, for the three months ended June 30, 2022, compared to $28,000 for the three months ended June 30, 2021, an increase of $9,000, or 32.1%, due primarily to increased loan volume.

Noninterest Income. Noninterest income increased $23,000, or 5.4%, to $449,000 for the three months ended June 30, 2022 from $426,000 for the three months ended June 30, 2021, due primarily to an increase in service charges on deposit accounts of $40,000, or 32%, and an increase in other service charges and fees of $10,000, or 3.7%, for the three months ended June 30, 2022 partially offset by a $29,000 loss on the sale of securities for the three months ended June 30, 2022.

Noninterest Expense. Noninterest expense increased $124,000, or 5.5%, to $2.4 million for the three months ended June 30, 2022 primarily due to increases in salaries, employee benefits and director fees.

Salary and employee benefit expenses increased by $145,000, or 11.5%, to $1.4 million for the three months ended June 30, 2022 from $1.3 million for the three months ended June 30, 2021, due to normal salary increases and a $51,000 contribution to the ESOP plan for the three months ended June 30, 2022 which did not exist in the three months June 30, 2021. Directors’ fees also increased $14,000, or 17.3%, to $95,000 for the three months ended June 30, 2022 from $81,000 for the three months ended June 30, 2021 due to the addition of new directors. Data processing, contract services and other fees combined decreased by $34,000, or 4.7%, primarily due to higher expenses related to the conversion during the three months ended June 30, 2021 partially offsetting those increases.

Income Tax Expense. Income tax expense increased by $79,000, or 225.7%, to $114,000 for the three months ended June 30, 2022 from $35,000 for the three months ended June 30, 2021 primarily due to higher income before taxes. The effective tax rate was 21.5% and 15.7% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rate was higher for the three months ended June 30, 2022 due to taxable income increasing at a faster rate than tax exempt income

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances. Average yields for loans (excluding PPP loans) include loan fees of $215,000 and $295,000 for the six months ended June 30, 2022 and 2021, respectively. No PPP loans were originated during the six months ended June 30, 2022 or 2021. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Six Months Ended June 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
	(Unaudited)
Interest-earning assets:
Loans (excluding PPP loans)	$226,911	$4,805	4.24%	$213,215	$4,798	4.50%
Allowance for loan and lease losses	(1,609)	—	—	(1,562)	—	—
PPP loans	10	—	—%	993	5	1.01%
Securities	97,246	820	1.69%	48,697	368	1.51%
Restricted stock	2,039	11	1.08%	2,025	9	0.89%
Interest-bearing deposits in banks	7,080	19	0.54%	20,667	35	0.34%
Federal funds sold	16,737	39	0.47%	13,077	5	0.08%
Total interest-earning assets	348,414	5,694	3.27%	297,112	5,220	3.51%
Noninterest-earning assets	21,438			21,094
Total assets	$369,852			$318,206

Interest-bearing liabilities:
Interest-bearing demand deposits	$75,611	126	0.33%	$67,659	115	0.34%
Regular savings and other deposits	80,192	143	0.36%	66,839	127	0.38%
Money market deposits	11,703	17	0.29%	9,607	21	0.44%
Certificates of deposit	70,737	322	0.91%	75,759	528	1.39%
Total interest-bearing deposits	238,243	608	0.51%	219,864	791	0.72%
Advances from the Federal Home Loan Bank	26,976	285	2.11%	30,124	317	2.10%
Other liabilities	468	5	2.14%	372	5	2.69%
Total interest-bearing liabilities	265,687	898	0.68%	250,360	1,113	0.89%
Noninterest-bearing demand deposits	55,703			33,185
Other noninterest-bearing liabilities	3,455			3,045
Total liabilities	324,845			286,590
Total shareholders' and members’ equity	45,007			31,616
Total liabilities and shareholders' and members’ equity	$369,852			$318,206
Net interest income		$4,796			$4,107
Net interest rate spread (1)			2.59%			2.62%
Net interest-earning assets (2)	$82,727			$46,752
Net interest margin (3)			2.75%			2.76%
Average interest-earning assets to interest-bearing liabilities			131.14%			118.67%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of the Operating Results for the Six Months Ended June 30, 2022 and June 30, 2021

Net Income. Net income was $807,000 for the six months ended June 30, 2022, compared to net income of $430,000 for the six months ended June 30, 2021, an increase of $377,000, or 87.7%. The increase was primarily due to a $700,000 increase in net interest income and a $93,000 increase in noninterest income, offset by a $238,000 increase in noninterest expense, a $47,000 increase in the provision for loan and lease losses and an increase in income tax expense of $119,000.

Interest Income. Interest income increased at $500,000, or 9.6%, for the six months ended June 30, 2022 from $5.2 million at June 30, 2021 to $5.7 million at June 30, 2022. This was primarily the result of increased interest income on securities and fed funds due primarily to the continued investment of proceeds from the Conversion and increased yields on those investments resulting primarily from rising market interest rates. Average interest earning assets increased by $51.3 million, or 17.3%, from $297.1 million at June 30, 2021 to $348.4 million at June 30, 2022, which was partially offset by a decrease in the yield on interest earning assets of 24 basis points, or 6.8%, from 3.51% on June 30, 2021 to 3.27% on June 30, 2022.

Interest income on loans was $4.8 million for the six months ended June 30, 2022 and 2021. Loan interest income remained flat with a $13.7 million, or 6.4%, increase in average loans from $213.2 million at June 30, 2021 to $226.9 million at June 30, 2022 being offset by a 26 basis point, or 5.8%, decrease in loan yield to 4.24% for the six months ended June 30, 2022 from 4.50% for the six months ended June 30, 2021.

Interest income on securities increased $452,000, or 122.8%, from $368,000 for the six months ended June 30, 2021 to $820,000 for the six months ended June 30, 2022. This increase resulted from an increase of 18 basis points, or 11.9%, in yield from 1.51% for the six months ended June 30, 2021 to 1.69% for the six months ended June 30, 2022 and an increase in average securities of $48.5 million, or 99.6%, from $48.7 million for the six months ended June 30, 2021 to $97.2 million for the six months ended June 30, 2022. The rate increase is reflective of market rate increases and the diversification of our securities portfolio as we continue to invest Conversion proceeds into higher yielding investments.

Interest income from interest bearing deposits in banks declined $16,000, or 45.7%, from $35,000 for the six months ended June 30, 2021 to $19,000 for the six months ended June 30, 2022. This decline resulted from a decrease in average deposits in banks of $13.6 million, or 65.7%, from $20.7 million for the six months ended June 30, 2021 to $7.1 million for the six months ended June 30, 2022 partially offset by a 20 basis points, or 58.8%, increase in average yield from 0.34% for the six months ended June 30, 2021 to 0.54% for the six months ended June 30, 2022. There was also an increase of $34,000 in fed funds interest income for the six months ended June 30, 2022 primarily from an increase of 39 basis points, or 487.5%, in average yield on fed funds from 0.08% for the six months ended June 30, 2021 to 0.47% for the six months ended June 30, 2022, and a $3.6 million, or 27.5%, increase in average fed funds from $13.1 million for the six months ended June 30, 2021 to $16.7 million for the six months ended June 30, 2022. This increase is reflective of the increase in the fed funds market rate.

Interest Expense. Total interest expense decreased $214,000, or 19.2%, to $898,000 for the six months ended June 30, 2022 from $1.1 million for the six months ended June 30, 2021 due to a decrease in the average cost of interest-bearing liabilities of 21 basis points, or 23.6%, from 0.89% for the six months ended June 30, 2021 to 0.68% for the six months ended June 30, 2022, primarily due to a decrease in deposit costs. Interest expense on deposit accounts decreased $182,000, or 23.0%, to $609,000 for six months ended June 30, 2022 from $791,000 for the six months ended June 30, 2021, due to a decrease in the average deposit cost of 21 basis points, or 29.2%, from 0.72% for the six months ended June 30, 2021 to 0.51% for the six months ended June 30, 2022. This was partially offset by an increase of $18.4 million, or 8.4%, in the average deposit account balances from $219.9 million for the six months ended June 30, 2021 to $238.2 million for the six months ended June 30, 2022, with the increase being in lower cost interest-bearing transaction accounts.

Interest expense on Federal Home Loan Bank advances decreased $32,000, or 10.1%, to $285,000 for the six months ended June 30, 2022 from $317,000 for the six months ended June 30, 2021. This decrease was due primarily to the decrease in the average balance of Federal Home Loan Bank advances of $3.1 million, or 10.5%, to $27.0 million for the six months ended June 30, 2022 from $30.1 million for the six months ended June 30, 2021. The average yield was 2.11% for the six months ended June 30, 2022 and 2.10% for the six months ended June 30, 2021.

Net Interest Income. Net interest income increased $700,000, or 17.1%, to $4.8 million for the six months ended June 30, 2022 from $4.1 million for the six months ended June 30, 2021 primarily due to an increase of $35.9 million in the average balance of net interest-earning assets from $46.8 million for the six months ended June 30, 2021 to $82.7 million for the six months ended June 30, 2022, which offset a three basis point, or 1.1%, decrease in the net interest rate spread from 2.62% for the six months ended June 30, 2021 to 2.59% for the six months ended June 30, 2022. Net interest margin decreased one basis point, or 0.4%, to 2.75% for the six months ended June 30, 2022 from 2.76% for the six months ended June 30, 2021.

Provision for Loan and Lease Losses. Based on management’s analysis of the adequacy of the allowance for loan and lease losses, the provision for loan and lease losses was $77,000 for the six months ended June 30, 2022, compared to $30,000 for the six months ended June 30, 2021, an increase of $47,000, primarily due to an increase in loan volume.

Noninterest Income. Noninterest income increased $93,000, or 11.5%, to $902,000 for the six months ended June 30, 2022 from $809,000 for the six months ended June 30, 2021, due primarily to an increase of $118,000, or 15.8%, in service charges and fees from $746,000 for the six months ended June 30, 2021 to $864,000 for the six months ended June 30, 2022. The increase is primarily due to an increase in the number of deposit accounts combined with increased ATM use. This was partially offset by a $29,000 loss on the sale of securities during the six months ended June 30, 2022.

Noninterest Expense. Noninterest expense increased $238,000, or 5.4%, to $4.6 million for the six months ended June 30, 2022 primarily due to increases in salaries and employee benefits, director fees and other expenses partially offset by decreases in contract services and data processing.

Salary and employee benefit expenses increased by $277,000, or 11.1%, to $2.8 million for the six months ended June 30, 2022 from $2.5 million for the six months ended June 30, 2021, due to normal salary increases and an increase in health insurance cost, as well as the additional $111,000 expense for the quarter for the ESOP plan that was not in existence in 2021. Directors’ fees also increased $35,000, or 22.4%, to $191,000 for the six months ended June 30, 2022 from $156,000 for the six months ended June 30, 2021 due to the addition of four new directors and two new advisory directors. These increases were partially offset by a combined decrease in data processing, contract services and other expenses of $82,000. These expenses were higher in the six months ended June 30, 2021 due partially to additional expenses related to the Conversion.

Income Tax Expense. Income tax expense increased by $119,000, or 143.4%, to $202,000 for the six months ended June 30, 2022 from $83,000 for the six months ended June 30, 2021, primarily due to higher income before taxes. The effective tax rate was 20.02% and 16.18% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate was higher for the six months ended June 30, 2022 due to taxable income increasing at a faster rate than tax exempt income

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Federal Reserve Bank of Boston provides the Company with a federal funds line of credit. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Dallas. At June 30, 2022, we had outstanding advances of $26.5 million from the Federal Home Loan Bank of Dallas. At June 30, 2022, we had unused borrowing capacity of $107.8 million with the Federal Home Loan Bank of Dallas. In addition, at June 30, 2022, we had a $10.0 million line of credit with Texas Independent Bankers Bank and a $5.0 million line of credit with First Horizon Bank. At June 30, 2022, there was no outstanding balance under either of these facilities.

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

Our cash flows are comprised of six primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 included as part of the consolidated financial statements included in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Mineola Community Bank, and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Mineola Community Bank. The amount of dividends that Mineola Community Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. At June 30, 2022, Texas Community Bancshares, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $13.4 million.

At June 30, 2022, Mineola Community Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category.

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

At June 30, 2022
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$9,936	(7.08)%
300	10,177	(4.83)%
200	10,429	(2.47)%
100	10,600	(0.87)%
Level	10,693	—
(100)	10,604	(0.84)%
(200)	10,447	(2.30)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 2.47% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 2.30% decrease in net interest income. The net interest income decreases in both interest rate scenarios due to the assets and liabilities repricing at different speeds in a rates up and rates down environment.

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

At June 30, 2022
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$58,827	$(13,614)	(18.79)%	18.17%	(131)
300	62,563	(9,878)	(13.64)%	18.65%	(83)
200	66,259	(6,182)	(8.53)%	19.07%	(41)
100	69,565	(2,876)	(3.97)%	19.35%	(13)
Level	72,441	—	—%	19.48%	—
(100)	73,219	778	1.07%	19.10%	(38)
(200)	73,180	739	1.02%	18.56%	(92)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 8.53% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 1.02% increase in EVE.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” in Item 2 above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

During the quarter ended June 30, 2022, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2022, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Texas Community Bancshares, Inc. (1)

3.2	Amended and Restated Bylaws of Texas Community Bancshares, Inc. (2)

10.1	Texas Community Bancshares, Inc. 2022 Equity Incentive Plan(3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Shareholders’ and Members’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-40610), as filed on January 26, 2022.
(3)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement (Commission File No. 001-40610) as filed on July 20, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS COMMUNITY BANCSHARES, INC.

Date: August 10, 2022	/s/ James H Herlocker, III
James H. Herlocker, III
Chairman, President and Chief Executive Officer

Date: August 10, 2022	/s/ Julie Sharff
Julie Sharff
Chief Financial Officer