Form 10-Q
period 2022-09-30
Texas Community Bancshares, Inc.
filed 2022-11-14
CIK 1849466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 3,296,843 shares, par value $0.01 per share, of the Registrant’s common stock outstanding as of November 9, 2022.

Texas Community Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

September 30, 2022 and December 31, 2021

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Cash and due from banks	$4,345	$5,651
Federal funds sold	4,523	16,264
Cash and cash equivalents	8,868	21,915
Interest bearing deposits in banks	359	14,955
Securities available for sale	78,340	56,800
Securities held to maturity (fair values of $25,597 at September 30, 2022 and $33,673 at December 31, 2021)	28,821	33,682
Loans receivable, net of allowance for loan and lease losses of $1,686 at September 30, 2022 and $1,592 at December 31, 2021	240,120	220,162
Net investment in direct financing leases	64	105
Accrued interest receivable	1,065	931
Premises and equipment	6,325	6,215
Bank-owned life insurance	6,094	6,020
Foreclosed assets	—	209
Restricted investments carried at cost	2,102	2,037
Core deposit intangible	430	529
Mortgage servicing rights	7	8
Deferred income taxes	2,275	651
Other assets	827	607
	$375,697	$364,826
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$48,715	$40,576
Interest bearing	233,486	234,357
Total deposits	282,201	274,933
Advances from Federal Home Loan Bank (FHLB)	35,015	27,571
Accrued expenses and other liabilities	2,854	2,190
Total liabilities	320,070	304,694
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,296,843 shares issued and outstanding	33	33
Additional paid in capital	31,019	30,932
Retained earnings	33,675	32,329
Accumulated other comprehensive loss	(6,722)	(686)
Unearned Employee Stock Ownership Program (ESOP) shares, at cost	(2,378)	(2,476)
Total shareholders' equity	55,627	60,132
	$375,697	$364,826

See Notes to Consolidated Financial Statement

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Interest Income
Loans, including fees	$2,531	$2,392	$7,336	$7,196
Debt securities
Taxable	562	172	1,307	472
Non taxable	39	21	114	88
Dividends on restricted investments	9	6	20	15
Federal funds sold	41	12	80	17
Deposits with banks	15	10	34	45
Total interest income	3,197	2,613	8,891	7,833
Interest Expense
Deposits	300	362	908	1,152
Advances from FHLB	144	151	429	468
Other	3	3	8	8
Total interest expense	447	516	1,345	1,628
Net Interest Income	2,750	2,097	7,546	6,205
Provision for Loan and Lease Losses	48	14	125	44
Net Interest Income After Provision for Loan and Lease Losses	2,702	2,083	7,421	6,161
Noninterest Income
Service charges on deposit accounts	166	159	496	412
Other service charges and fees	261	260	795	752
Net gain (loss) on securities transactions	—	—	(29)	—
Net gain (loss) on sale of other real estate owned	42	—	42	—
Net appreciation on bank-owned life insurance	26	27	75	80
Other income	4	6	22	16
Total noninterest income	499	452	1,401	1,260
Noninterest Expenses
Salaries and employee benefits	1,494	1,316	4,263	3,808
Occupancy and equipment expense	188	174	564	542
Data processing	225	196	619	644
Contract services	52	125	130	416
Director fees	96	75	287	231
Other expense	481	883	1,285	1,501
Total noninterest expenses	2,536	2,769	7,148	7,142
Income (Loss) Before Income Taxes	665	(234)	1,674	279
Income Tax Expense (Benefit)	126	(36)	328	47
Net Income (Loss)	$539	$(198)	$1,346	$232
Earnings (loss) per share - basic	$0.18	$(0.07)	$0.45	$0.08
Earnings (loss) per share - diluted	$0.18	$(0.07)	$0.45	$0.08
Weighted-average shares outstanding - basic	3,029,465	2,999,612	3,017,817	2,999,612
Weighted-average shares outstanding - diluted	3,029,465	2,999,612	3,017,817	2,999,612

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net Income (Loss)	$539	$(198)	$1,346	$232

Other items of comprehensive (loss) income
Net changes in fair value of available for sale securities, before tax	(1,563)	51	(7,669)	10
Reclassification adjustment for realized loss on sale of investment securities included in net income (loss)	—	—	29	—

Total other items of comprehensive (loss) income, before tax	(1,563)	51	(7,640)	10
Income tax benefit (expense) related to other items of comprehensive (loss) income	328	(11)	1,604	(2)
Total other items of comprehensive (loss) income, after tax	(1,235)	40	(6,036)	8

Comprehensive (Loss) Income	$(696)	$(158)	$(4,690)	$240

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned	Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Shareholders'
Three Months Ended September 30, 2022 and 2021	Stock	Stock	Capital	Earnings	(Loss) Income	Shares	Equity
Balance at July 1, 2022	$—	$33	$30,978	$33,136	$(5,487)	$(2,411)	$56,249
Net Income	—	—	—	539	—	—	539
Stock based compensation expense	—	—	21				21
Net changes in fair value of available for sale securities, net of tax benefit of $328	—	—	—	—	(1,235)	—	(1,235)
ESOP shares committed to be released, 3,258 shares	—	—	20	—	—	33	53
Balance at September 30, 2022	$—	$33	$31,019	$33,675	$(6,722)	$(2,378)	$55,627

Balance at July 1, 2021	$—	$—	$(748)	$32,241	$96	$—	$31,589
Net Loss	—	—	—	(198)	—	—	(198)
Stock Issuance, net of conversion costs of $936	—	33	31,646				31,679
Net changes in fair value of available for sale securities, net of tax expense of $11	—	—	—	—	40	—	40
Leveraged ESOP Shares, 2,606,210 shares	—	—	—	—	—	(2,606)	(2,606)
ESOP shares committed to be released, 6,515 shares	—	—	—	—	—	65	65
Balance at September 30, 2021	$—	$33	$30,898	$32,043	$136	$(2,541)	$60,569

					Accumulated
			Additional		Other	Unearned	Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Shareholders'
Nine Months Ended September 30, 2022 and 2021	Stock	Stock	Capital	Earnings	(Loss) Income	Shares	Equity
Balance at January 1, 2022	$—	$33	$30,932	$32,329	$(686)	$(2,476)	$60,132
Net income	—	—	—	1,346	—	—	1,346
Stock based compensation expense	—	—	21	—	—	—	21
Net changes in fair value of available for sale securities, net of tax benefit of $1,604	—	—	—	—	(6,036)	—	(6,036)
ESOP shares committed to be released, 9,774 shares	—	—	66	—	—	98	164
Balance at September 30, 2022	$—	$33	$31,019	$33,675	$(6,722)	$(2,378)	$55,627

Balance at January 1, 2021	$—	$—	$—	$31,811	$128	$—	$31,939
Net income	—	—	—	232	—	—	232
Stock issuance, net of conversion costs of $1,684	—	33	30,898	—	—	—	30,931
Net changes in fair value of available for sale securities, net of tax expense of $2	—	—	—	—	8	—	8
Leveraged ESOP shares, 2,606,210 shares	—	—	—	—	—	(2,606)	(2,606)
ESOP shares earned, 6,515 shares	—	—	—	—	—	65	65
Balance at September 30, 2021	$—	$33	$30,898	$32,043	$136	$(2,541)	$60,569

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	September 30,
	2022	2021
Operating Activities
Net income	$1,346	$232
Adjustments to reconcile net income to net cash from operating activities
Provision for loan and lease losses	125	44
Net amortization of securities	355	318
Depreciation and amortization	324	328
Net realized loss on sale of investment securities	29	—
Loss on sale of fixed assets	10	—
Stock based compensation	21	—
Gain on sale of other real estate owned	(42)	—
Appreciation on bank-owned life insurance	(75)	(80)
ESOP compensation expense for allocated shares	164	—
Deferred income tax	(20)	(187)
Net change in
Accrued interest receivable	(134)	173
Mortgage servicing rights	—	4
Other assets	(219)	(118)
Accrued expenses and other liabilities	663	4,050
Net Cash from Operating Activities	2,547	4,764
Investing Activities
Net change in interest bearing deposits in banks	14,596	(4,556)
Activity in available for sale securities
Purchases	(44,465)	(26,444)
Sales	10,822	—
Maturities, prepayments and calls	4,209	3,363
Activity in held to maturity securities
Purchases	—	(13,839)
Maturities, prepayments and calls	4,732	11,914
Purchases of restricted investments	(65)	(10)
Loan originations and principal collections, net	(20,075)	(3,538)
Net decrease (increase) in net investment in direct financing leases	41	(73)
Proceeds from sales of OREO and foreclosed assets	243	—
Purchases of premises and equipment	(344)	(138)
Net Cash used for Investing Activities	(30,306)	(33,321)
Financing Activities
Net increase in deposits	7,268	29,335
Advances from FHLB and other borrowings	9,000	—
Payments on long-term FHLB and other borrowings	(1,556)	(2,684)
Proceeds from issuance of common stock net of conversion costs	—	30,997
Loan to ESOP for purchase of common stock	—	(2,606)
Net Cash from Financing Activities	14,712	55,042
Net Change in Cash and Cash Equivalents	(13,047)	26,485
Cash and Cash Equivalents at Beginning of Period	21,915	8,073
Cash and Cash Equivalents at End of Period	$8,868	$34,558

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

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

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

Interim Financial Statements

The interim unaudited consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2022, or any other period. Certain prior period data presented in the consolidated financial statements has been reclassified to conform with the current period presentation. The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2021. Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2021.

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

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

Stock Incentive Plan

Compensation cost is recognized for stock options and restricted stock awards issued to directors, based on the fair value of these awards at the date of the grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of the grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted–average number of common shares outstanding during the period, including allocated and committed-to-be-released ESOP shares and restricted stock awards granted on August 31, 2022, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. There were no dilutive shares as of September 30, 2022.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income (Loss)	$539	$(198)	$1,346	$232

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	3,270,504	3,257,759	3,262,054	3,257,759
Less: average unearned ESOP shares	(241,039)	(258,147)	(244,237)	(258,147)
Weighted average shares outstanding for basic earnings per share	3,029,465	2,999,612	3,017,817	2,999,612

Additional dilutive shares	—	—	—	—

Weighted average shares outstanding for dilutive earnings per share	3,029,465	2,999,612	3,017,817	2,999,612

Basic and dilutive earnings (loss) per share	$0.18	$(0.07)	$0.45	$0.08

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

Note 2 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	September 30, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$16,437	$—	$(1,663)	$14,774
Collateralized mortgage obligations	32,063	107	(2,031)	30,139
State and municipal	16,419	—	(2,543)	13,876
Corporate bonds	5,750	11	(802)	4,959
U.S. Government and agency	16,179	—	(1,587)	14,592
Total securities available for sale	$86,848	$118	$(8,626)	$78,340

Held to Maturity
Debt Securities:
Residential mortgage-backed	$26,804	$—	$(3,157)	$23,647
State and municipal	2,017	—	(67)	1,950
Total securities held to maturity	$28,821	$—	$(3,224)	$25,597

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$19,073	$113	$(401)	$18,785
Collateralized mortgage obligations	11,202	—	(126)	11,076
State and municipal	11,670	36	(167)	11,539
Corporate bonds	2,500	—	(94)	2,406
U.S. Government and agency	13,224	—	(230)	12,994
Total securities available for sale	$57,669	$149	$(1,018)	$56,800

Held to Maturity
Debt Securities:
Residential mortgage-backed	$31,277	$374	$(392)	$31,259
State and municipal	2,405	15	(6)	2,414
Total securities held to maturity	$33,682	$389	$(398)	$33,673

During the three months ended September 30, 2022, there were no sales of securities. During the nine months ended September 30, 2022, the Company had sales of available for sale securities of $10,822 with a loss of $29. During the three and nine months ended September 30, 2021, the Company had no sales of available for sale securities or held to maturity securities.

At September 30, 2022 and December 31, 2021, securities with a carrying value of $3,182 and $2,745, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2022, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$—	$—
Due from one to five years	14,159	12,939	765	762
Due in five to ten years	17,605	15,258	134	117
After ten years	6,584	5,230	1,118	1,071
Residential mortgage-backed	16,437	14,774	26,804	23,647
Collateralized mortgage obligations	32,063	30,139	—	—
Total	$86,848	$78,340	$28,821	$25,597

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2022
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (73,14)	$24,816	$(2,561)	$13,607	$(2,259)
Collateralized mortgage obligations (13)	23,183	(2,031)	—	—
State and municipal (23,1)	14,754	(2,564)	1,072	(46)
Corporate bonds (11)	4,448	(802)	—	—
U.S. Government and agency (7,7)	8,337	(820)	6,255	(767)
Total	$75,538	$(8,778)	$20,934	$(3,072)

	December 31, 2021
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (20,5)	$22,903	$(624)	$5,666	$(169)
Collateralized mortgage obligations (5)	11,076	(126)	—	—
State and municipal (9)	8,416	(173)	—	—
Corporate bonds (2)	906	(94)	—	—
U.S. Government and agency (13)	12,994	(230)	—	—
Total	$56,295	$(1,247)	$5,666	$(169)

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

Mortgage-backed Securities

The unrealized losses on the Company’s investments in residential mortgage-backed securities and collateralized mortgage obligations were caused by market interest rate increases and decreases in prepayment speeds. Interest rates have risen sharply throughout 2022 and caused increases in unrealized losses on securities. The Company has no plans to sell these securities and will continue to monitor the unrealized losses’ effect on the financial statements. The contractual cash flows of many of these investments are guaranteed by agencies of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and decreases in prepayment speeds and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022 or December 31, 2021.

U.S. Government and Agency

The unrealized losses on the Company’s investments in U.S. government and agency securities were caused by market interest rate increases. Interest rates have risen sharply throughout 2022 and caused increases in unrealized losses on securities. The Company has no plans to sell these securities and will continue to monitor the unrealized losses’ effect on the financial statements. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022 or December 31, 2021.

Municipal Securities and Corporate Bonds

The unrealized losses on the Company’s investments in state and municipal securities and corporate bonds were caused by market interest rate increases. Interest rates have risen sharply throughout 2022 and caused increases in unrealized losses on securities. The Company has no plans to sell these securities and will continue to monitor the unrealized losses’ effect on the financial statements. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022 or December 31, 2021.

Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) evaluation by the Company of (a) its intent to sell a debt security prior to recovery and (b) whether it is more likely than not the Company will have to sell the debt security prior to recovery. As of September 30, 2022 and December 31, 2021, no investment securities were other-than- temporarily impaired.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

Note 3 -   Loans and Leases

A summary of the balances of loans and leases follows:

	September 30,	December 31,
	2022	2021
Real estate	$229,213	$209,946
Agriculture	190	234
Commercial	7,067	6,141
Consumer and other	5,400	5,538
Subtotal	241,870	221,859
Less allowance for loan and lease losses	(1,686)	(1,592)
Loans and leases, net	$240,184	$220,267

Paycheck Protection Program Loans

In March 2020, the United States government passed legislation designed to help the nation’s economy recover from the coronavirus disease 2019 (“COVID‐19”) pandemic. This legislation is called the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which provides economy‐wide financial stimulus in the form of financial aid to individuals, businesses, nonprofit entities, states and municipalities. The CARES Act temporarily added a new program titled the “Paycheck Protection Program” (PPP) to the U.S. Small Business Administration’s loan program. The CARES Act permits the SBA to guarantee 100 percent of these loans and also provides for forgiveness of up to the full principal amount of these loans. As of September 30, 2022, the Company originated $5,484 in PPP loans of which $5,479 had been forgiven. Additionally, the Company recognized $0 and $5 of PPP loan interest in interest income during the nine months ended September 30, 2022 and 2021, respectively, and $0 and $1 for the three months ended September 30, 2022 and 2021, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

The following tables set forth information regarding the activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021:

	September 30, 2022
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Allowance for loan and lease losses:
Three-months ended
Beginning balance, July 1, 2022	$1,208	$1	$367	$63	$1,639
Charge-offs	—	—	—	(8)	(8)
Recoveries	—	—	—	7	7
Provision (credit)	53	—	—	(5)	48
Ending balance, September 30, 2022	$1,261	$1	$367	$57	$1,686

Nine-months ended
Balance, January 1, 2022	$1,178	$1	$357	$56	$1,592
Charge-offs	—	—	—	(44)	(44)
Recoveries	—	—	—	13	13
Provision	83	—	10	32	125
Balance, September 30, 2022	$1,261	$1	$367	$57	$1,686
Balance, September 30, 2022 allocated to loans and leases individually evaluated for impairment	$—	$—	$300	$—	$300
Balance, September 30, 2022 allocated to loans and leases collectively evaluated for impairment	$1,261	$1	$67	$57	$1,386
Loans and leases receivable:
Balance, September 30, 2022 loans and leases individually evaluated for impairment	$998	$—	$424	$—	$1,422
Balance, September 30, 2022 loans and leases collectively evaluated for impairment	228,215	190	6,643	5,400	240,448
Balance, September 30, 2022	$229,213	$190	$7,067	$5,400	$241,870

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

	September 30, 2021
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Allowance for loan and lease losses:
Three-months ended
Beginning balance, July 1, 2021	$1,170	$—	$362	$52	$1,584
Charge-offs	—	—	—	(9)	(9)
Recoveries	—	—	—	3	3
Provision (credit)	8	2	(7)	11	14
Ending balance, September 30, 2021	$1,178	$2	$355	$57	$1,592

Nine-months ended
Balance, January 1, 2021	$1,171	$2	$355	$33	$1,561
Charge-offs	—	—	—	(30)	(30)
Recoveries	—	—	—	17	17
Provision (credit)	7	—	—	37	44
Balance, September 30, 2021	$1,178	$2	$355	$57	$1,592

	December 31, 2021
				Consumer
Allowance for loan and lease losses:	Real Estate	Agriculture	Commercial	and Other	Total
Balance, December 31, 2021 allocated to loans and leases individually evaluated for impairment	$8	$—	$300	$—	$308
Balance, December 31, 2021 allocated to loans and leases collectively evaluated for impairment	$1,170	$1	$57	$56	$1,284
Loans and leases receivable:
Balance, December 31, 2021 loans and leases individually evaluated for impairment	$2,437	$—	$474	$33	$2,944
Balance, December 31, 2021 loans and leases collectively evaluated for impairment	207,509	234	5,667	5,505	218,915
Balance, December 31, 2021	$209,946	$234	$6,141	$5,538	$221,859

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

Three and Nine Months Ended September 30, 2022 and 2021

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

The Company evaluates the loan risk grading system definitions and allowance for loan and lease loss methodology on an ongoing basis. No significant changes were made during the nine months ended September 30, 2022 or during the year ended December 31, 2021.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

The following tables set forth information regarding the internal classification of the loan and lease portfolio:

	September 30, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Real estate
Construction and land	$25,513	$507	$94	$—	$—	$26,114
Farmland	7,128	—	329	—	—	7,457
1‑4 residential & multi-family	160,670	9	1,220	—	—	161,899
Commercial real estate	33,633	—	110	—	—	33,743
Agriculture	190	—	—	—	—	190
Commercial	6,638	—	27	402	—	7,067
Consumer and other	5,371	—	29	—	—	5,400
Total	$239,143	$516	$1,809	$402	$—	$241,870

	December 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Real estate
Construction and land	$17,560	$—	$90	$—	$—	$17,650
Farmland	6,083	—	359	—	—	6,442
1‑4 residential & multi-family	151,708	556	1,904	—	—	154,168
Commercial real estate	30,418	—	1,268	—	—	31,686
Agriculture	234	—	—	—	—	234
Commercial	5,652	—	52	437	—	6,141
Consumer and other	5,478	12	48	—	—	5,538
Total	$217,133	$568	$3,721	$437	$—	$221,859

The following table sets forth information regarding the credit risk profile based on payment activity of the loan and lease portfolio:

	September 30, 2022			December 31, 2021
		Non-			Non-
	Performing	performing	Total	Performing	performing	Total
Real estate
Construction and land	$26,114	$—	$26,114	$17,650	$—	$17,650
Farmland	7,292	165	7,457	6,250	192	6,442
1‑4 residential & multi-family	161,340	559	161,899	153,400	768	154,168
Commercial real estate	33,633	110	33,743	31,563	123	31,686
Agriculture	190	—	190	234	—	234
Commercial	6,643	424	7,067	5,667	474	6,141
Consumer and other	5,400	—	5,400	5,505	33	5,538
Total	$240,612	$1,258	$241,870	$220,269	$1,590	$221,859

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

The following tables set forth information regarding the delinquencies not on nonaccrual within the loan and lease portfolio:

	September 30, 2022
						Recorded
		90 Days				Investment
	30‑89 Days	and	Total		Total	> 90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
Real estate
Construction and land	$1,220	$—	$1,220	$24,894	$26,114	$—
Farmland	164	—	164	7,293	7,457	—
1‑4 residential & multi-family	185	—	185	161,714	161,899	—
Commercial real estate	—	—	—	33,743	33,743	—
Agriculture	—	—	—	190	190	—
Commercial	5	3	8	7,059	7,067	3
Consumer and other	22	—	22	5,378	5,400	—
Total	$1,596	$3	$1,599	$240,271	$241,870	$3

	December 31, 2021
						Recorded
		90 Days				Investment
	30‑89 Days	and	Total		Total	> 90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
Real estate
Construction and land	$1,620	$—	$1,620	$16,030	$17,650	$—
Farmland	—	—	—	6,442	6,442	—
1‑4 residential & multi-family	305	—	305	153,863	154,168	—
Commercial real estate	—	—	—	31,686	31,686	—
Agriculture	—	—	—	234	234	—
Commercial	30	—	30	6,111	6,141	—
Consumer and other	19	—	19	5,519	5,538	—
Total	$1,974	$—	$1,974	$219,885	$221,859	$—

The following table sets forth information regarding the nonaccrual status within the loan and lease portfolio as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Real estate
Construction and land	$—	$—
Farmland	165	192
1‑4 residential & multi-family	559	768
Commercial real estate	110	123
Agriculture	—	—
Commercial	424	474
Consumer and other	—	33
Total	$1,258	$1,590

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged‐off is reversed against interest income. The interest on these loans is accounted for on the cash‐basis or cost‐recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the three and nine months ended September 30, 2022 and 2021.

The following table presents interest income recognized on impaired loans for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Real estate
1-4 residential & multi-family	$3	$4	$7	$23
Commercial real estate	—	22	13	51
Commercial	—	6	—	20
Consumer and other	—	—	—	1
	$3	$32	$20	$95

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

The following table sets forth information regarding impaired loans as of September 30, 2022:

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance
Real estate
Farmland	$165	$223	$—	$179
1‑4 residential & multi-family	723	771	—	850
Commercial real estate	110	117	—	117
Commercial	11	14	—	24

With a related allowance
Commercial	413	436	300	425

Total
Real estate
Farmland	165	223	—	179
1-4 residential & multi-family	723	771	—	850
Commercial real estate	110	117	—	117
Commercial	424	450	300	449
	$1,422	$1,561	$300	$1,595

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

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

During the nine months ended September 30, 2022, there were no modifications resulting in troubled debt restructurings.

During the nine months ended September 30, 2022, there were no subsequently defaulted troubled debt restructurings. At September 30, 2022 and December 31, 2021, the Company had no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

At September 30, 2022 and December 31, 2021, the Company had a recorded investment of $375 and $493, respectively, of troubled debt restructured loans. The Company has no current commitments to loan additional funds to the borrowers whose loans have been modified.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

At September 30, 2022 and December 31, 2021, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30,	December 31,
	2022	2021
Commitments to extend credit	$40,794	$27,374

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

The Company is party to an agreement with the Federal Reserve Bank of Boston that provides the Company with a federal funds line of credit in an amount tied to securities on deposit with that bank. The Company pays no fees for this line of credit and has not drawn upon it. The Company is party to agreements with its correspondent banks that provide the Company with lines for up to $15,000 federal funds line of credit to support overnight funding needs. The Company pays no fees for this line of credit and has not drawn upon it. The lines renew annually. At September 30, 2022, the Company had unused borrowing capacity of $100,500 with the Federal Home Loan Bank of Dallas.

At September 30, 2022, the Company had no commitments to purchase securities.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated statements of financial condition.

Note 5 -   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Nine Months Ended
	September 30,
	2022	2021
Supplemental cash flow information:
Loan originations to facilitate the sale of foreclosed assets	$8	$—

Cash paid for
Interest on deposits	$924	$1,190
Interest on FHLB advances	429	472
Other interest	8	8
Income taxes	190	275

Note 6 -   Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

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

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At September 30, 2022 and December 31, 2021, the Bank’s CBLR ratio was 13.00% and 12.89%, respectively, which exceeded all regulatory capital requirements under the CBLR framework and the Bank was considered to be “well-capitalized.”

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

Three and Nine Months Ended September 30, 2022 and 2021

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

A description of the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in valuation techniques during either the nine months ended September 30, 2022 or the year ended December 31, 2021.

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

Three and Nine Months Ended September 30, 2022 and 2021

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$14,774	$—	$14,774
Collateralized mortgage obligations	—	30,139	—	30,139
State and municipal	—	13,876	—	13,876
Corporate bonds	—	4,959	—	4,959
U.S. Government and agency	—	14,592	—	14,592
Total financial assets	$—	$78,340	$—	$78,340

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$18,785	$—	$18,785
Collateralized mortgage obligations	—	11,076	—	11,076
State and municipal	—	11,539	—	11,539
Corporate bonds	—	2,406	—	2,406
U.S. Government and agency	—	12,994	—	12,994
Total financial assets	$—	$56,800	$—	$56,800

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

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$113	$113
	$—	$—	$113	$113

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$1,274	$1,274
Nonfinancial assets
Foreclosed assets	—	—	209	209
	$—	$—	$1,483	$1,483

During the nine months ended September 30, 2022 and the year ended December 31, 2021, certain impaired loans were remeasured and reported at fair value through a specific allocation of the allowance for loan and lease losses based upon the fair value of the underlying collateral. At September 30, 2022, impaired loans with a carrying value of $413 were reduced by specific valuation allowance allocations totaling $300 to a reported fair value of $113. At December 31, 2021, impaired loans with a carrying value of $1,582 were reduced by specific valuation allowance allocations totaling $308 to a reported fair value of $1,274. The fair value of impaired loans is determined based on collateral valuations utilizing Level 3 valuation inputs. There was no charge to the provision for loan and lease losses as a result of the valuation allowances for the three and nine months ended September 30, 2022 and 2021.

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	September 30, 2022	Technique	Inputs	Values

Impaired loans	$113	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2021	Technique	Inputs	Values

Impaired loans	$1,274	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Foreclosed assets	$209	Appraisal of collateral (1)	Appraisal adjustment	10-25%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30, 2022
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$8,868	$—	$—	$8,868	$8,868
Interest bearing deposits in banks	359	—	—	359	359
Securities held to maturity	—	25,597	—	25,597	28,821
Loans, net	—	—	239,962	239,962	240,120
Net investment in direct financing leases	—	—	64	64	64
Interest receivable	1,065	—	—	1,065	1,065
Restricted investments carried at cost	—	2,102	—	2,102	2,102
Mortgage servicing rights	—	—	7	7	7
Financial liabilities
Deposits	—	—	281,835	281,835	282,201
FHLB advances	—	—	33,922	33,922	35,015
Interest payable	113	—	—	113	113

	December 31, 2021
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$21,915	$—	$—	$21,915	$21,915
Interest bearing deposits in banks	14,955	—	—	14,955	14,955
Securities held to maturity	—	33,673	—	33,673	33,682
Loans, net	—	—	224,354	224,354	220,162
Net investment in direct financing leases	—	—	105	105	105
Interest receivable	931	—	—	931	931
Restricted investments carried at cost	—	2,037	—	2,037	2,037
Mortgage servicing rights	—	—	8	8	8
Financial liabilities
Deposits	—	—	274,995	274,995	274,933
FHLB advances	—	—	28,259	28,259	27,571
Interest payable	128	—	—	128	128

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period,

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $53 and $164 for the three and nine months ended September 30, 2022, respectively, and $102 for the three and nine months ended September 30, 2021.

A summary of the ESOP shares are as follows:

	September 30,	December 31,
	2022	2021
Shares allocated to participants	13,031	—
Shares committed to be released to participants	9,774	13,031
Unreleased shares	237,816	247,590
Total	260,621	260,621
Fair value of unreleased shares	$3,691	$3,838

Note 9 - Stock-Based Compensation

The Company has one equity incentive plan with two share based compensation awards as described below. Total compensation cost that has been charged against income for those plans was $21 for the three and nine months ended September 30, 2022.

Stock Option Awards

The Company’s 2022 Equity Incentive Plan (the Equity Plan), which is shareholder approved, permits the grant of stock options to its directors for up to 325,775 shares of common stock. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods of five years and have 10-year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. Currently, the Company does not have treasury shares and will issue new shares to satisfy expected stock option exercises.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions determined by management. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data when available to estimate option exercise and post-vesting termination behavior. Due to lack of historical data, the Company estimated the expected term of options granted is 7.5 years. This represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The Company’s accounting policy is to recognize forfeitures as they occur. The risk-free interest rate for the expected term of the options is based on the 7-year U.S. Treasury yield curve in effect at the time of the grants. On August 31, 2022, the non-employee directors of the Company were granted 97,728 stock options with a cost of $6.50 per option and an exercise price of $16.00. These options will vest annually over a five year period ending August 31, 2027 and will expire on August 31, 2032. Compensation expense for the stock options for the three and nine months ended September 30, 2022 was $11.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

2022
Expected volatility	30.25%
Expected dividends	-%
Expected term (in years)	7.50
Risk-free rate	3.25%

A summary of the activity in the stock option awards for 2022 follows:

Weighted-Average
		Weighted-Average	Remaining
Options	Options	Exercise Price	Contractual Term
Outstanding at December 31, 2021	-	$-	-
Granted	97,728	16.00	4.9
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at September 30, 2022	97,728	$16.00	4.9
.
Exercisable at September 30, 2022	-	$-	-

Weighted-Average
Grant Date
Non-Vested Options	Options	Fair Value
Non-vested at December 31, 2021	-	$-
Granted	97,728	6.50
Vested	-	-
Exercised	-	-
Forfeited	-	-
Non-vested at September 30, 2022	97,728	$6.50

As of September 30, 2022, there was $624,645 of total unrecognized compensation cost related to non-vested stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of five years.

Restricted Stock Awards

The Equity Plan also permits the grant of restricted stock to its directors. Compensation expense for restricted stock awards is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the closing stock price of the Company on grant date. Restricted shares fully vest on the fifth anniversary of the grant date. On August 31, 2022, the non-employee directors of the Company were granted 39,084 shares of Company stock at a fair market value of $16.00 per share. These stock awards will vest in five equal annual installments through August 31, 2027. Compensation expense for the stock awards for the three months and nine months ended September 30, 2022 was $10.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands, except share and per share data)

A summary of changes in the Company’s non-vested shares for the period follows:

Weighted-Average
Grant Date
Non-Vested Shares	Shares	Fair Value
Non-vested at December 31, 2021	-	$-
Granted	39,084	16.00
Vested	-	-
Exercised	-	-
Forfeited	-	-
Non-vested at September 30, 2022	39,084	$16.00

As of September 30, 2022, there was $614,922 of total unrecognized compensation cost related to non-vested restricted stock granted under the plan. The cost is expected to be recognized over a weighted-average period of five years.

Note 10 -   Recently Issued But Not Yet Effective Accounting Pronouncements

Accounting Standards Update (ASU) 2016‐13, “Financial Instruments ‐ Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016‐13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016‐13 is effective for the Company on January 1, 2023. The Company has contracted with a third-party vendor recommended by the Current Expected Credit Losses (“CECL”) team. Management is analyzing loan data used in the CECL model and corresponding results for the quarter ended September 30, 2022, and re-evaluating the Company’s internal and external factors, including economic and peer data for use in the third quarter calculation. A parallel run using the new CECL model and the current allowance for loan and lease losses model will be run for the September 30, 2022 data. At this time, the CECL process and data is still being updated.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Texas Community Bancshares, Inc.’s (“the Company”) consolidated financial condition at September 30, 2022 and consolidated results of operations for the three and nine months ended September 30, 2022 and 2021. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	conditions relating to the COVID-19 pandemic, including the severity, scope and duration of the associated economic slowdown either nationally or in our market areas, that are worse than expected;
●	government action in response to the COVID-19 pandemic and its effects on our business and operations;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in yields on our assets resulting from changes in market interest rates;
●	fluctuation in the demand for construction loans in our market area due to increased cost of building materials and their availability;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses;
●	estimated costs and provisions associated with the implementation of the Current Expected Credit Losses (CECL) methodology, the new standard for estimating the allowance for loan and lease losses, being greater than anticipated;
●	risks related to a high concentration of loans secured by real estate located in our market area;

●	our ability to control costs when hiring employees in a highly competitive environment;
●	our ability to control cost and expenses, particularly those associated with operating a publicly traded company;
●	our ability to control costs and manage liquidity through a period of high inflation and rapidly rising interest rates
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of our investment securities and other financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or strategic plan implementation
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

The allocation methodology applied by the Company is designed to assess the appropriateness of the allowance for loan and lease losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan and lease losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan and lease losses was adequate at September 30, 2022 and December 31, 2021. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan and lease losses. As a result of such reviews, we may have to adjust our allowance for loan and lease losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan and lease losses as the process is the responsibility of the Company and any increase or decrease in the allowance is the responsibility of management.

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

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total Assets. Total assets were $375.7 million at September 30, 2022, an increase of $10.9 million, or 3.0%, from $364.8 million at December 31, 2021. The increase was due primarily to increases in net loans and leases of $19.8 million, or 9.0%, from $220.2 million at December 31, 2021 to $240.1 million at September 30, 2022 and an increase in securities of $16.7 million, or 18.5%, from $90.5 million at December 31, 2021 to $107.2 million at September 30, 2022, partially offset by decreases in cash, fed funds sold and deposits in banks.

Cash and Cash Equivalents. Cash and cash equivalents decreased $13.0 million, or 59.4%, to $8.9 million (which includes fed funds sold of $4.5 million) at September 30, 2022 from $21.9 million (which includes fed funds sold of $16.3 million) at December 31, 2021. This decrease was primarily the result of increases in net loans and leases of $19.8 million and increases in securities of $16.7 million, partially offset by an increase in deposits of $7.3 million and a decrease in interest bearing deposits in banks of $14.6 million.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks were $359,000 at September 30, 2022 compared to $15.0 million at December 31, 2021, a decrease of $14.6 million, or 97.3%. The decrease was primarily the result of funding increases in net loans and leases of $19.8 million and increases in securities of $16.7 million, partially offset by an increase in deposits of $7.3 million and the use of cash and cash equivalents of $13.0 million.

Securities Available for Sale. Securities available for sale increased by $21.5 million, or 37.9%, to $78.3 million at September 30, 2022 from $56.8 million at December 31, 2021. The increase in securities resulted primarily from purchases of $44.5 million, sales of $10.8 million, paydowns of $4.2 million, and unrealized losses on the available for sale portfolio of $7.6 million due primarily to the increase in market interest rates during the period.

Securities Held to Maturity. Securities held to maturity decreased by $4.9 million, or 14.5%, to $28.8 million at September 30, 2022 from $33.7 million at December 31, 2021. This decrease is due primarily to principal repayments of $4.4 million and one municipal security with a principal amount of $365,000 being called.

Loans and Leases Receivable, Net. Net loans and leases receivable increased $19.8 million, or 9.0%, to $240.1 million at September 30, 2022 from $220.3 million at December 31, 2021. Loans secured by residential real estate and farmland comprise $169.4, or 70.0% of total loans at September 30, 2022. During the nine months ended September 30,

2022, loan originations totaled $84.3 million of which $11.7 million were renewals or refinancings of existing loans with Mineola Community Bank, resulting in originations of new loans of $72.6 million. Originations consisted primarily of $29.3 million in one- to-four family residential mortgage loans, $31.5 million of residential construction loans (upon completion), including speculative construction loans of $10.5 million, $6.4 million in commercial real estate loans, $3.5 million in consumer loans, $4.1 million in commercial and industrial loans, $6.8 million in land & development loans, and $2.7 million in farmland loans. During the nine months ended September 30, 2022, there were $9.5 million in loan principal paydowns and $39.8 million in loan payoffs. PPP loans have paid down to two loans totaling $5,000 at September 30, 2022. During the nine months ended September 30, 2022, construction loans (when fully funded upon completion) increased by $18.6 million, or 79.8%, to $41.9 million at September 30, 2022 from $23.3 million at December 31, 2021 and the construction loan balance increased $10.0 million to $21.4 million at September 30, 2022. Construction loans continue to be a large segment of our loan portfolio.

Deposits. Deposits increased $7.3 million, or 2.7%, to $282.2 million at September 30, 2022 from $274.9 million at December 31, 2021. Core deposits (defined as all deposits other than certificates of deposit) increased $14.0 million, or 6.9%, to $216.4 million at September 30, 2022 from $202.4 million at December 31, 2021. Certificates of deposit decreased $6.8 million, or 9.4%, to $65.8 million at September 30, 2022 from $72.6 million at December 31, 2021. At September 30, 2022, there were no brokered deposits.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank increased by $7.4 million, or 26.8%, to $35.0 million at September 30, 2022 from $27.6 million at December 31, 2021 due to new advances of $12.0 million less maturities of $3 million and scheduled monthly payments of principal on amortizing advances of $1.6 million.

Total Shareholders’ Equity. Total shareholders’ equity decreased $4.5 million, or 7.5%, to $55.6 million at September 30, 2022 from $60.1 million at December 31, 2021. This decrease was primarily due to a $6.0 million, or 879.9%, change in accumulated other comprehensive loss representing decreases in the fair value of available for sale securities resulting primarily from rising market interest rates. At September 30, 2022, the accumulated other comprehensive loss was $6.7 million, compared to $686,000 at December 31, 2021, partially offset by net income of $1.3 million and an additional $164,000 added to shareholders’ equity with the commitment to release 9,774 additional ESOP shares to participants during the nine months ended September 30, 2022. In addition, there was a $21,000 charge to capital for one month of the newly adopted equity incentive plan.

At September 30, 2022, Mineola Community Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes, as permitted by the CARES Act. At September 30, 2022, a community bank leverage ratio of at least 9.0% is required to be considered “well capitalized” under regulatory requirements. At September 30, 2022, Mineola Community Bank was well capitalized and had a ratio of 13.00%.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances. Average yields for loans (excluding PPP loans) include loan fees of $90,000 and $134,000 for the three months ended September 30, 2022 and 2021, respectively. No PPP loans were originated during the three months ended September 30, 2022 or 2021. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Three Months Ended September 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
	(Unaudited)
Interest-earning assets:
Loans (excluding PPP loans)	$235,403	$2,531	4.30%	$219,838	$2,391	4.35%
Allowance for loan and lease losses	(1,640)			(1,590)
PPP loans	6	—	—%	189	1	2.12%
Securities	102,671	601	2.34%	55,168	193	1.40%
Restricted stock	2,044	9	1.76%	2,031	6	1.18%
Interest-bearing deposits in banks	3,158	15	1.90%	16,963	10	0.24%
Federal funds sold	7,856	41	2.09%	40,393	12	0.12%
Total interest-earning assets	349,498	3,197	3.66%	332,992	2,613	3.14%
Noninterest-earning assets	21,626			21,180
Total assets	$371,124			$354,172

Interest-bearing liabilities:
Interest-bearing demand deposits	$75,856	70	0.37%	$71,668	60	0.33%
Regular savings and other deposits	81,271	71	0.35%	71,311	66	0.37%
Money market deposits	12,165	11	0.36%	9,281	7	0.30%
Certificates of deposit	67,060	148	0.88%	75,418	229	1.21%
Total interest-bearing deposits	236,352	300	0.51%	227,678	362	0.64%
Advances from FHLB	27,342	144	2.11%	28,279	151	2.12%
Other liabilities	508	3	2.36%	410	3	2.93%
Total interest-bearing liabilities	264,202	447	0.68%	256,367	516	0.80%
Noninterest-bearing demand deposits	59,315			48,569
Other noninterest-bearing liabilities	4,318			4,421
Total liabilities	327,835			309,357
Total shareholders’ equity	43,289			44,815
Total liabilities and shareholders' equity	$371,124			$354,172
Net interest income		$2,750			$2,097
Net interest rate spread (1)			2.98%			2.33%
Net interest-earning assets (2)	$85,296			$76,625
Net interest margin (3)			3.15%			2.52%
Average interest-earning assets to interest-bearing liabilities			132.28%			129.89%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of the Operating Results for the Three Months Ended September 30, 2022 and September 30, 2021

Net Income. Net income was $539,000 for the three months ended September 30, 2022, compared to a net loss of $198,000 for the three months ended September 30, 2021, an increase of $737,000, or 372.2%. The increase was primarily due to a $653,000, or 31.1%, increase in net interest income and a $280,000, or 12.2%, increase in net noninterest income, partially offset by a $34,000 increase in the provision for loan and lease losses and a $162,000 increase in income tax expense.

Interest Income. Interest income increased by $584,000, or 22.5%, to $3.2 million for the three months ended September 30, 2022 from $2.6 million for the three months ended September 30, 2021. This was primarily the result of increased interest income on securities due to an increased average balance increase of 86.1% and an increase in yield of 67.1% and increased loan interest from an increased average balance of 7.1%. Average interest earning assets overall increased by $16.5 million, or 5.0%, from $333.0 million at September 30, 2021 to $349.5 million at September 30, 2022, and the yield on those assets increased by 52 basis points, or 16.6%, from 3.14% for the three months ended September 30, 2021 to 3.66% for the three months ended September 30, 2022.

Interest income on loans (excluding PPP loans) increased $140,000, or 5.8%, from $2.4 million for the three months ended September 30, 2021 to $2.5 million for the three months ended September 30, 2022. This was primarily due to an increase of $15.6 million, or 7.1%, in the average balance of the loan portfolio to $235.4 million for the three months ended September 30, 2022 from $219.8 million for the three months ended September 30, 2021 being offset by a decrease of five basis points, or 1.1%, in the average yield on loans from 4.35% for the three months ended September 30, 2021 to 4.30% for the three months ended September 30, 2022. In the three months ending September 30, 2021, we originated more loans with fees that were included in interest income than in the three months ending September 30, 2022 and although loan rates have increased, we had not originated enough loans at the higher rates at September 30, 2022 to increase the weighted average cost of the entire loan portfolio.

Interest income on securities increased $408,000, or 211.4%, from $193,000 for the three months ended September 30, 2021 to $601,000 for the three months ended September 30, 2022. This increase resulted from an increase of 94 basis points, or 67.1%, in yield from 1.40% for the three months ended September 30, 2021 to 2.34% for the three months ended September 30, 2022 and an increase in average securities of $47.5 million, or 86.1%, from $55.2 million for the three months ended September 30, 2021 to $102.7 million for the three months ended September 30, 2022. The rate increase is reflective of the rise in market interest rates in the overall market and diversification of the securities portfolio as the Company continued to invest the net proceeds of the conversion stock offering over the periods compared.

Interest income from interest bearing deposits in banks increased $5,000, or 50.0%, from $10,000 for the three months ended September 30, 2021 to $15,000 for the three months ended September 30, 2022. This increase resulted primarily from an increase in average yield of 166 basis points, or 691.7%, from 0.24% for the three months ended September 30, 2021 to 1.90% for the three months ended September 30, 2022, partially offset by a decrease in the average interest bearing deposits in banks of $13.8 million, or 81.2%, from $17.0 million for the three months ended September 30, 2021 to $3.2 million for the three months ended September 30, 2022. There was also an increase in fed funds interest income of $29,000, or 241.7%, resulting from a 197 basis points, or 1,641.7%, increase in average yield on fed funds sold from 0.12% for the three months ended September 30, 2021 to 2.09% for the three months ended September 30, 2022, partially offset by a $32.5 million, or 80.4%, decrease in average fed funds balances from $40.4 million for the three months ended September 30, 2021 to $7.9 million for the three months ended September 30, 2022.

Interest Expense. Total interest expense decreased $69,000, or 13.4%, to $447,000 for the three months ended September 30, 2022 from $516,000 for the three months ended September 30, 2021 due primarily to a decrease in the average cost of interest-bearing liabilities of 12 basis points, or 15.0%, from 0.80% for the three months ended September 30, 2021 to 0.68% for the three months ended September 30, 2022, primarily due to decreased deposit costs for the period as a result of lower deposit rates in the last quarter of 2021 and the first half of 2022. Interest expense on deposit accounts decreased $62,000, or 17.1%, to $300,000 for three months ended September 30, 2022 from $362,000 for the three months ended September 30, 2021, due to a decrease in the average deposit cost of 13 basis points, or 20.3%, from 0.64% for the three months ended September 30, 2021 to 0.51% for the three months ended September 30,

2022, primarily the result of lower average deposit rates in the three months ended September 30, 2022 combined with a movement of funds to more liquid and lower-cost types of accounts. This was partially offset by an increase of $8.7 million, or 3.8%, in the average deposit account balances from $227.7 million for the three months ended September 30, 2021 to $236.4 million for the three months ended September 30, 2022, with the increase being in lower cost interest bearing transaction accounts.

Interest expense on Federal Home Loan Bank advances decreased $7,000, or 4.6%, to $144,000 for the three months ended September 30, 2022 from $151,000 for the three months ended September 30, 2021. This decrease was due primarily to the decrease in the average balance of Federal Home Loan Bank advances of $1.0 million, or 3.5%, to $27.3 million for the three months ended September 30, 2022 from $28.3 million for the three months ended September 30, 2021.

Net Interest Income. Net interest income increased $653,000, or 31.1%, to $2.8 million for the three months ended September 30, 2022 from $2.1 million for the three months ended September 30, 2021 primarily due to an increase in the average balance of net interest-earning assets of $8.7 million, or 11.3%, from $76.6 million for the three months ended September 30, 2021 to $85.3 million for the three months ended September 30, 2022, with a 65 basis point, or 27.9%, increase in the net interest rate spread from 2.33% for the three months ended September 30, 2021 to 2.98% for the three months ended September 30, 2022 and an increase in net interest margin of 63 basis points, or 25.0%, to 3.15% for the three months ended September 30, 2022 from 2.52% for the three months ended September 30, 2021.

Provision for Loan and Lease Losses. Based on management’s analysis of the adequacy of allowance for loan and lease losses, the provision for loan and lease losses was $48,000 for the three months ended September 30, 2022, compared to $14,000 for the three months ended September 30, 2021, an increase of $34,000, or 242.9%, due primarily to increased loan volume and the diversification of the loan portfolio.

Noninterest Income. Noninterest income increased $47,000, or 10.4%, to $499,000 for the three months ended September 30, 2022 from $452,000 for the three months ended September 30, 2021, due primarily to an increase in service charges on deposit accounts of $7,000, or 4.4%, and an increase in other service charges and fees of $1,000, or 0.4%, for the three months ended September 30, 2022 and a gain of $42,000 for the three months ended September 30, 2022 on the sale of other real estate owned.

Noninterest Expense. Noninterest expense decreased $233,000, or 8.4%, to $2.5 million for the three months ended September 30, 2022 from $2.8 million for the three months ended September 30, 2021, primarily due to decreases in other expenses and contract services that were higher in 2021 due to the stock conversion transaction, partially offset by increases in salaries, employee benefits and director fees.

Salary and employee benefit expenses increased by $178,000, or 13.5%, to $1.5 million for the three months ended September 30, 2022 from $1.3 million for the three months ended September 30, 2021, due to normal salary increases and a $21,000 contribution to the Equity Plan for the three months ended September 30, 2022 which did not exist in the three months ended September 30, 2021, partially offset by decreased ESOP expense in the three months ending September 30, 2022 due to initial funding costs being higher in the three months ended September 30, 2021. Directors’ fees also increased $21,000, or 28.0%, to $96,000 for the three months ended September 30, 2022 from $75,000 for the three months ended September 30, 2021 due to the addition of four new directors and two new advisory directors. This was partially offset by a decrease of $446,000, or 37.0%, in data processing, contract services and other fees combined, primarily due to higher expenses related to the stock conversion transaction during the three months ended September 30, 2021.

Income Tax Expense. Income tax expense increased by $162,000, or 450.0%, to $126,000 for the three months ended September 30, 2022 from a tax benefit of $36,000 primarily due to higher income before taxes. The effective tax rate was 19.0% and 15.4% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate was higher for the three months ended September 30, 2022 due to taxable income increasing at a faster rate than tax exempt income.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances. Average yields for loans (excluding PPP loans) include loan fees of $304,000 and $429,000 for the nine months ended September 30, 2022 and 2021, respectively. No PPP loans were originated during the nine months ended September 30, 2022 or 2021. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Nine Months Ended September 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
	(Unaudited)
Interest-earning assets:
Loans (excluding PPP loans)	$229,773	$7,336	4.26%	$215,452	$7,190	4.45%
Allowance for loan and lease losses	(1,619)	—	—	(1,571)	—	—
PPP loans	8	—	—%	722	6	1.11%
Securities	99,074	1,421	1.91%	50,887	560	1.47%
Restricted stock	2,041	20	1.31%	2,027	15	0.99%
Interest-bearing deposits in banks	5,758	34	0.79%	19,414	45	0.31%
Federal funds sold	13,744	80	0.78%	22,344	17	0.10%
Total interest-earning assets	348,779	8,891	3.40%	309,275	7,833	3.38%
Noninterest-earning assets	21,501			21,233
Total assets	$370,280			$330,508

Interest-bearing liabilities:
Interest-bearing demand deposits	$75,694	195	0.34%	$69,030	175	0.34%
Regular savings and other deposits	80,556	214	0.35%	68,354	193	0.38%
Money market deposits	11,858	28	0.31%	9,497	28	0.39%
Certificates of deposit	69,498	471	0.90%	75,646	756	1.33%
Total interest-bearing deposits	237,606	908	0.51%	222,527	1,152	0.69%
Advances from the Federal Home Loan Bank	27,099	429	2.11%	29,502	468	2.12%
Other liabilities	457	8	2.33%	391	8	2.73%
Total interest-bearing liabilities	265,162	1,345	0.68%	252,420	1,628	0.86%
Noninterest-bearing demand deposits	56,920			38,404
Other noninterest-bearing liabilities	3,770			3,509
Total liabilities	325,852			294,333
Total shareholders' equity	44,428			36,175
Total liabilities and shareholders' equity	$370,280			$330,508
Net interest income		$7,546			$6,205
Net interest rate spread (1)			2.72%			2.52%
Net interest-earning assets (2)	$83,617			$56,855
Net interest margin (3)			2.88%			2.68%
Average interest-earning assets to interest-bearing liabilities			131.53%			122.50%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of the Operating Results for the Nine Months Ended September 30, 2022 and September 30, 2021

Net Income. Net income was $1.3 million for the nine months ended September 30, 2022, compared to net income of $232,000 for the nine months ended September 30, 2021, an increase of $1.1 million, or 550.0%. The increase was primarily due to a $1.3 million, or 21.0%, increase in net interest income and a $141,000 increase in noninterest income, offset by a $81,000 increase in the provision for loan and lease losses and an increase in income tax expense of $281,000.

Interest Income. Interest income increased $1.1 million, or 14.1%, for the nine months ended September 30, 2022 from $7.8 million at September 30, 2021 to $8.9 million at September 30, 2022. This was primarily the result of increased interest income on securities and fed funds sold due primarily to the continued investment of the net proceeds from the conversion stock offering and increased yields on those investments resulting primarily from rising market interest rates. Average interest earning assets increased by $39.5 million, or 12.8%, from $309.3 million at September 30, 2021 to $348.8 million at September 30, 2022, and a small increase in the yield on interest earning assets of 2 basis points, or 0.6%, from 3.38% on September 30, 2021 to 3.40% on September 30, 2022.

Interest income on loans increased $146,000, or 2.0%, to $7.3 million for the nine months ended September 30, 2022 from $7.2 million for the nine months ending September 30, 2021. Average loans increased $14.3 million, or 6.6%, from $215.5 million at September 30, 2021 to $229.8 million at September 30, 2022, being offset by a 19 basis point, or 4.3%, decrease in loan yield to 4.26% for the nine months ended September 30, 2022 from 4.45% for the nine months ended September 30, 2021. In the nine months ending September 30, 2021, we originated more loans with fees that were included in interest income than in the three months ending September 30 2022 and although loan rates have increased, we had not originated enough loans at the higher rates at September 30, 2022 to increase the weighted average cost of the entire loan portfolio.

Interest income on securities increased $861,000, or 153.8%, from $560,000 for the nine months ended September 30, 2021 to $1.4 million for the nine months ended September 30, 2022. This increase resulted from an increase in average securities of $48.2 million, or 94.7%, from $50.9 million for the nine months ended September 30, 2021 to $99.1 million for the nine months ended September 30, 2022 and an increase of 44 basis points, or 29.9%, in average yield from 1.47% for the nine months ended September 30, 2021 to 1.91% for the nine months ended September 30, 2022. The rate increase is reflective of market rate increases and the diversification of the securities portfolio as the net proceeds of the conversion stock offering continued to be invested into higher yielding investments.

Interest income from interest bearing deposits in banks declined $11,000, or 24.4%, from $45,000 for the nine months ended September 30, 2021 to $34,000 for the nine months ended September 30, 2022. This decline resulted from a decrease in average deposits in banks of $13.6 million, or 70.1%, from $19.4 million for the nine months ended September 30, 2021 to $5.8 million for the nine months ended September 30, 2022, partially offset by 48 basis points, or 154.8%, increase in average yield from 0.31% for the nine months ended September 30, 2021 to 0.79% for the nine months ended September 30, 2022. There was also an increase of $63,000 in fed funds interest income for the nine months ended September 30, 2022 primarily from an increase of 68 basis points, or 680.0%, in average yield on fed funds sold from 0.10% for the nine months ended September 30, 2021 to 0.78% for the nine months ended September 30, 2022, partially offset by a $8.6 million, or 38.6%, decrease in average fed funds sold from $22.3 million for the nine months ended September 30, 2021 to $13.7 million for the nine months ended September 30, 2022. The increases in yields on deposits in banks and fed funds is reflective of the sharp increase in market rates.

Interest Expense. Total interest expense decreased $283,000, or 17.4%, to $1.3 million for the nine months ended September 30, 2022 from $1.6 million for the nine months ended September 30, 2021 due to a decrease in the average cost of interest-bearing liabilities of 18 basis points, or 20.9%, from 0.86% for the nine months ended September 30, 2021 to 0.68% for the nine months ended September 30, 2022, primarily due to a decrease in deposit costs. Interest expense on deposit accounts decreased $244,000, or 21.2%, to $908,000 for the nine months ended September 30, 2022 from $1.2 million for the nine months ended September 30, 2021, due to a decrease in the average deposit cost of 18 basis points, or 26.1%, from 0.69% for the nine months ended September 30, 2021 to 0.51% for the nine months ended September 30, 2022. This was partially offset by an increase of $15.1 million, or 6.8%, in the average interest bearing deposit account balances from $222.6 million for the nine months ended September 30, 2021 to $237.6 million for the nine months ended September 30, 2022, with the increase being in lower cost interest-bearing transaction accounts.

Interest expense on Federal Home Loan Bank advances decreased $39,000, or 8.3%, to $429,000 for the nine months ended September 30, 2022 from $468,000 for the nine months ended September 30, 2021. This decrease was due primarily to the decrease in the average balance of Federal Home Loan Bank advances of $2.4 million, or 8.1%, to $27.1 million for the nine months ended September 30, 2022 from $29.5 million for the nine months ended September 30, 2021. The average yield was 2.11% for the nine months ended September 30, 2022 and 2.12% for the nine months ended September 30, 2021.

Net Interest Income. Net interest income increased $1.3 million, or 21.6%, to $7.5 million for the nine months ended September 30, 2022 from $6.2 million for the nine months ended September 30, 2021 primarily due to an increase of $26.7 million, or 46.9%, in the average balance of net interest-earning assets from $56.9 million for the nine months ended September 30, 2021 to $83.6 million for the nine months ended September 30, 2022, and a 20 basis points, or 7.9%, increase in the net interest rate spread from 2.52% for the nine months ended September 30, 2021 to 2.72% for the nine months ended September 30, 2022. Net interest margin increased 20 basis points, or 7.5%, to 2.88% for the nine months ended September 30, 2022 from 2.68% for the nine months ended September 30, 2021.

Provision for Loan and Lease Losses. Based on management’s analysis of the adequacy of the allowance for loan and lease losses, the provision for loan and lease losses was $125,000 for the nine months ended September 30, 2022, compared to $44,000 for the nine months ended September 30, 2021, an increase of $81,000, or 184.1%, primarily due to an increase in loans and leases, an $18,000 increase in net consumer credit losses to $31,000 for the nine months ended September 30, 2022 and diversification of the loan portfolio.

Noninterest Income. Noninterest income increased $141,000, or 7.7%, to $1.4 million for the nine months ended September 30, 2022 from $1.3 million for the nine months ended September 30, 2021, due primarily to an increase of $127,000, or 10.9%, in service charges and fees from $1.2 million for the nine months ended September 30, 2021 to $1.3 million for the nine months ended September 30, 2022. The increase is primarily due to an $84,000 increase in service charges primarily due to waiving fees during part of 2021 on deposit accounts and increases in the number of deposit accounts. There was also a $42,000 gain on the sale of real estate owned in the nine months ended September 30, 2022, partially offset by a $29,000 loss on the sale of securities during the nine months ended September 30, 2022.

Noninterest Expense. Noninterest expense remained flat at $7.1 million for the nine months ended September 30, 2022 primarily due to increases in salaries, employee benefits and director fees being offset by decreases in contract services, data processing and other expenses.

Salary and employee benefit expenses increased by $455,000, or 11.9%, to $4.3 million for the nine months ended September 30, 2022 from $3.8 million for the nine months ended September 30, 2021, due to normal salary and benefits increases and an increase in the ESOP contribution expense of $61,000 and a new $21,000 contribution expense for the Equity Plan in the nine months ending September 30, 2022. The Equity Plan was not in existence and the ESOP was not fully funded for the nine months ending September 30, 2021. Directors’ fees increased $56,000, or 24.2%, to $287,000 for the nine months ended September 30, 2022 from $231,000 for the nine months ended September 30, 2021 due to the addition of four new directors and two new advisory directors in 2022. These increases were offset primarily by a combined decrease in data processing, contract services and other expenses of $527,000. These expenses were higher in the nine months ended September 30, 2021 due partially to additional expenses related to the stock conversion.

Income Tax Expense. Income tax expense increased by $281,000, or 597.9%, to $328,000 for the nine months ended September 30, 2022 from $47,000 for the nine months ended September 30, 2021, primarily due to higher income before taxes. The effective tax rate was 19.59% and 16.85% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate was higher for the nine months ended September 30, 2022 due to taxable income increasing at a faster rate than tax exempt income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Federal Reserve Bank of Boston provides the Company with a federal funds line of credit. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Dallas. At September 30, 2022, we had outstanding advances of $35.0 million from the Federal Home Loan Bank of Dallas. At September 30, 2022, we had unused borrowing capacity of $100.5 million with the Federal Home Loan Bank of Dallas. In addition, at September 30, 2022, we had a $10.0 million line of credit with Texas Independent Bankers Bank and a $5.0 million line of credit with First Horizon Bank. At September 30, 2022, there was no outstanding balance under either of these facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 included as part of the consolidated financial statements included in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Mineola Community Bank, and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Mineola Community Bank. The amount of dividends that Mineola Community Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. At September 30, 2022, Texas Community Bancshares, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $13.4 million.

At September 30, 2022, Mineola Community Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category.

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

At September 30, 2022
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$11,395	(6.82)%
300	11,667	(4.60)%
200	11,971	(2.11)%
100	12,157	(0.59)%
Level	12,229	—
(100)	12,193	(0.29)%
(200)	12,001	(1.86)%
(300)	11,579	(5.31)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 2.11% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 1.86% decrease in net interest income. The net interest income decreases in both interest rate scenarios due to the assets and liabilities repricing at different speeds in a rates up and rates down environment.

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

At September 30, 2022
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$66,485	$(12,783)	(16.13)%	19.79%	(114)
300	70,214	(9,054)	(11.42)%	20.26%	(67)
200	73,840	(5,428)	(6.85)%	20.65%	(28)
100	76,960	(2,308)	(2.91)%	20.90%	(3)
Level	79,268	—	—%	20.93%	—
(100)	79,875	607	0.77%	20.55%	(38)
(200)	79,292	24	0.03%	19.92%	(101)
(300)	76,933	(2,335)	(2.95)%	18.91%	(202)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 6.85% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.03% increase in EVE.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” in Item 2 above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

During the quarter ended September 30, 2022, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2022, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

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

101

The following materials for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

TEXAS COMMUNITY BANCSHARES, INC.

Date: November 14, 2022	/s/ James H Herlocker, III
James H. Herlocker, III
Chairman, President and Chief Executive Officer

Date: November 14, 2022	/s/ Julie Sharff
Julie Sharff, CPA
Chief Financial Officer