Form 10-K
period 2022-12-31
Texas Community Bancshares, Inc.
filed 2023-03-30
CIK 1849466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Emerging growth company   ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by a check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $40,108,469.

As of March 27, 2023, 3,373,723 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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

The Company conducts its operations primarily through its wholly owned subsidiary, Mineola Community Bank, a Texas-chartered savings bank. At December 31, 2022, the Company had total consolidated assets of $417,346,000, loans and leases of $253,093,000, deposits of $296,077,000 and stockholders’ equity of $55,870,000.

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

Mineola Community Bank, S.S.B.

Mineola Community Bank is a Texas-chartered savings bank headquartered in Mineola, Texas. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings from the Federal Home Loan Bank of Dallas, in residential real estate loans and commercial real estate loans and, to a lesser extent, commercial loans, construction and land loans, and consumer and other loans. Substantially all of Mineola Community Bank’s loans are fixed-rate loans. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises and others, state and municipal securities, collateralized mortgage obligations, and Federal Home Loan Bank stock. We offer a variety of deposit accounts, including checking accounts, money market accounts, savings accounts and certificate of deposit accounts.

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

Mineola has become an attractive, lower-cost of living, retirement area for residents of the Dallas area. There are major hospital facilities located in Tyler and numerous recreational facilities located in the vicinity of Mineola including well-known bass fishing lakes, golf courses, and other recreational facilities, all of which have contributed to the influx of population. The work-from-home trend that arose due to the COVID-19 pandemic has also contributed to area’s population growth.

Major employers in our primary market area include Morton Salt Company (which operates a salt mine in Grand Saline, TX), Sanderson Farms, Inc. (which operates a poultry feed mill in Mineola and an additional facility in Lindale), Target (which has a distribution center in Lindale), local school districts, local governments, Walmart, Inc., Exxon Mobil Corporation, hospitals and other healthcare facilities, and numerous small manufacturing firms. Although there is some oil exploration business in Wood County, the economy of the primary market area is not heavily dependent on it.

Competition

We face intense competition within our local market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions that include money center banks, regional banks, community banks, and credit unions. We compete for loans with banks, savings institutions, mortgage brokers, consumer finance companies and credit unions. We compete for deposits with banks, savings institutions, credit unions, money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2022 (the most recent date for which data is available), our deposit market share in Smith County was 0.15% (22nd among 25 Federal Deposit Insurance Corporation-insured institutions with offices in the county), 8.12% in Van Zandt County (6th among 8 Federal Deposit Insurance Corporation-insured institutions with offices in the county) and 17.80% in Wood County (3rd among 7 Federal Deposit Insurance Corporation-insured institutions with offices in the county). These are the counties in which our offices are located.

Lending Activities

General. Our historical lending activity consists primarily of originating one-to four-family residential mortgage loans, commercial real estate loans, and construction and land loans. To a substantially lesser extent, we originate agricultural loans, commercial loans, and consumer and other loans. Substantially all of the loans we originate are fixed rate loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. In addition to the loans disclosed in the table below, we had loans in process of $23.3 million and $11.8 million at December 31, 2022 and December 31, 2021, respectively. We had no loans held for sale at December 31, 2022 and December 31, 2021, respectively.

	At December 31,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$162,462	64.2%	$153,814	69.3%
Multi-family	323	0.1	354	0.2
Construction & land	36,257	14.3	17,650	8.0
Commercial	33,678	13.3	31,686	14.3
Farmland	7,558	3.0	6,442	2.9
Agriculture loans	189	0.1	234	0.1
Commercial loans	7,029	2.8	6,128	2.8
Consumer and other	5,595	2.2	5,538	2.5
PPP loans	2	—	13	—
Total loans	253,093	100.0%	221,859	100.00%
Less:
Net deferred loan fees	—	—	—	—
Allowance for losses	1,755	—	1,592	—
Total loans, net	$251,338	—	$220,267	—

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

	One- to
	Four-Family
	Residential	Multi-Family	Construction	Commercial
	Real Estate	Real Estate	and Land	Real Estate	Farmland

	(In thousands)
Amounts due in:
One year or less	$807	$—	$31,060	$10,179	$494
After one year through five years	5,499	64	3,063	9,834	3,665
After five years through 15 years	30,120	259	1,736	12,062	2,978
After 15 years	126,036	—	398	1,603	421
Total	$162,462	$323	$36,257	$33,678	$7,558

			Consumer
	Agriculture	Commercial	and Other	PPP	Total

	(in thousands)
Amounts due in:
One year or less	$84	$3,116	$1,165	$2	$46,907
After one year through five years	105	2,159	3,921	—	28,310
After five years through 15 years	—	1,324	509	—	48,988
After 15 years	—	430	—	—	128,888
Total	$189	$7,029	$5,595	$2	$253,093

The following table sets forth our fixed and adjustable-rate loans at December 31, 2022 that are contractually due after December 31, 2023.

	Due After December 31, 2023
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family residential	$161,654	$—	$161,654
Multi-family	323	—	323
Construction and land	5,197	—	5,197
Commercial	22,409	1,091	23,500
Farmland	7,064	—	7,064
Agriculture loans	105	—	105
Commercial loans	3,913	—	3,913
Consumer loans	3,430	—	3,430
Other	1,000	—	1,000
PPP loans	—	—	—
Total loans	$205,095	$1,091	$206,186

One- to Four-Family Residential Real Estate Lending. At December 31, 2022, we had $162.5 million of loans secured by one- to four-family real estate, or 64.2% of total loans. The significant majority of our one- to four-family residential real estate loans are secured by properties located in our primary market area.

We have also originated residential mortgage loans secured by owner-occupied properties located in the northern and eastern sections of the Dallas Metroplex. We began originating these loans in 2014, and continue to do so primarily through word-of-mouth referrals. These are generally jumbo loans with low loan-to-value ratios, generally in the range of 60% to 75%. At December 31, 2022, these loans amounted to $61.8 million, of which $41.4 million were jumbo loans and $20.4 million were conventional loans.

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

Commercial Real Estate Loans. At December 31, 2022, we had $33.7 million in commercial real estate loans, or 13.3% of total loans. Substantially all of our commercial real estate loans are fixed-rate balloon loans with a six- to ten-year initial term and with a 10- to 20-year amortization period. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.

At December 31, 2022, we had eleven loans secured by self-storage facilities totaling $12.1 million, nine loans secured by churches totaling $5.2 million, three loans secured by a rural water district totaling $3.3 million, seven loans secured by restaurant/fast food restaurant properties totaling $2.4 million, and seven loans secured by commercial rental properties totaling $1.8 million. At December 31, 2022, all of these loans were performing according to their terms.

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

At December 31, 2022, our largest commercial real estate loan relationship consisted of four loans totaling $10.6 million (after the sale of two participation interests totaling $6.5 million), which are secured by self-storage facilities. At December 31, 2022, all of these loans were performing according to their original terms.

Construction and Land Loans. At December 31, 2022, we had $36.3 million in construction and land loans, or 14.3% of total loans. We make construction loans, primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2022, our construction and development loans totaled $30.7 million, or 12.1% of our total loan portfolio, in addition to $5.6 million of land loans. At December 31, 2022, $11.6 million of our single-family construction loans were to individuals and $9.2 million were to builders.

Our construction loans are primarily secured by properties in our primary market area. We have also developed long-term relationships with a few builders in the northern and eastern sections of the Dallas Metroplex and continue to provide them with financing for some of their residential construction. At December 31, 2022, $713,000 of our single family construction loans in the Metroplex were originated to these builders. An additional $1.2 million of construction loans in the Metroplex were to individual borrowers at December 31, 2022.

While we may originate loans to builders whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. Construction loans originated to builders where there is no contract for sale for the underlying completed home at the time of origination are referred to as speculative construction loans. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations. We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each builder, typically starting with one speculative loan per builder until we develop a relationship with the builder. At December 31, 2022, speculative construction loans totaled $9.2 million.

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

At December 31, 2022, our largest single family residence construction loan was for $1.4 million, with 48.2%, or $675,000, funded and our largest development loan was $8.0 million, with 78.9%, or $6.3 million funded. Both loans were performing according to the original terms at December 31, 2022 and both loans were in our local communities.

Commercial Loans. At December 31, 2022, commercial loans were $7.0 million, or 2.8% of total loans. This amount excludes loans originated under the PPP, which are described below.

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

The CARES Act established the PPP through the SBA, which allowed us to lend money to small businesses to maintain employee payrolls through the COVID-19 crisis with guarantees from the SBA. PPP loans may be forgiven if the borrower maintains employee payrolls and meet certain other requirements. PPP loans have a fixed interest rate of 1.00% per annum and a maturity date of either two or five years. At December 31, 2022, we have two PPP loans totaling $2,000.

At December 31, 2022, our largest commercial loan totaled $1.1 million and is secured by manufacturing equipment. Our largest commercial relationship consists of seven loans totaling $1.3 million and is secured by machinery and equipment. At December 31, 2022, these loans were performing according to the original terms.

Consumer and Other Loans. At December 31, 2022, consumer and other loans were $5.6 million, or 2.2% of total loans. Our consumer loan portfolio generally consists of loans secured predominately by used automobiles, recreational vehicles, all-terrain vehicles and boats, as well as share loans secured by a deposit account at Mineola Community Bank.

Loan Underwriting Risks

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors to provide quarterly, semi-annual or annual financial statements, depending on the size of the loan, on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flows and the borrower’s other projects, of at least 1.15x. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Commercial Loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans and agricultural loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business, and the collateral securing these loans may fluctuate in value. Our commercial loans are originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral for commercial loans typically consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial loans and agricultural loans may depend substantially on the success of the business or farm itself, respectively.

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

Originations, Purchases and Sales of Loans

Lending activities are conducted by our salaried loan personnel operating at our main and branch office locations. All loans originated by us are underwritten pursuant to our policies and procedures. We primarily originate fixed-rate loans. We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.

In addition, from time to time, we may purchase or sell participation interests in loans. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2022, we had one purchased construction loan participation interest in commercial real estate of $403,000. At December 31, 2022, we had one purchased construction participation of $1.0 million secured by a hotel and two purchased participations of residential real estate of $207,000. At December 31, 2022, we had one loan, secured by self-storage facilities, for which we had sold two participation interests totaling $6.5 million.

We generally do not originate loans for sale. At December 31, 2022, we had no loans held for sale.

Loan Approval Procedures and Authority

Pursuant to Texas law, Mineola Community Bank is permitted to make loans to any one borrower or a group of related borrowers equal to 15% of unimpaired capital and unimpaired surplus plus an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral for a total of 25% of unimpaired capital and unimpaired surplus. The 25% limit applies to the majority of the loans made. At December 31, 2022, based on this limitation, Mineola Community Bank’s loans-to-one-borrower limit was approximately $12.2 million. Notwithstanding this legal limit, Mineola Community Bank had an in-house limit of $3.0 million at December 31, 2022. At December 31, 2022, our largest loan relationship with one borrower had a net outstanding balance of $10.6 million, after the sale of a $6.5 million participation interest. This loan relationship is secured by self-storage facilities, and was performing according to its original terms at December 31, 2022.

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

Under the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from troubled debt restructuring classification under accounting principles generally accepted in the United States (“U.S. GAAP”). In addition, the bank regulatory agencies have issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) for loans that were current as of the loan modification program implementation date are not troubled debt restructurings. In 2020, we granted short-term deferrals on 44 mortgage loans and consumer loans that were otherwise performing, totaling approximately $7.2 million and one commercial real estate loan of $1.2 million. As of December 31, 2022, thirteen of these mortgage and consumer loans remained open totaling $3.3 million, with one loan of $196,000 being on nonaccrual status and the remaining loans performing according to their original terms. In addition, the commercial real estate loan was also performing with a remaining balance of $943,000.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2022			2021
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Real estate loans:
One- to four-family residential	$1,172	$43	$348	$274	$106	$446
Multi-family	—	—	—	—	—	—
Commercial	126	—	—	—	36	—
Construction and land	836	94	—	847	773	—
Farmland	162	—	165	—	—	192
Agriculture loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans	3	7	—	8	44	—
PPP loans	—	—	2	—	—	2
Total	$2,299	$144	$515	$1,129	$959	$640

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. There were four non-accruing troubled debt restructurings included in non-accrual loans as of December 31, 2022 totaling $364,000 and $410,000 as of December 31, 2021. One PPP loan of $1,000 was considered non-performing at December 31, 2022 and $13,000 at December 31, 2021.

	At December 31,
	2022	2021

	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$548	$768
Multi-family	—	—
Commercial	70	123
Construction and land	—	—
Farmland	165	192
Agriculture loans	—	—
Commercial loans	398	474
Consumer loans	—	33
Total non-accrual loans	$1,181	$1,590

Accruing loans past due 90 days or more	1	—

Real estate owned:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Bank owned property held for sale	—	209
Total real estate owned	—	209

Total non-performing assets	$1,182	$1,799

Total accruing troubled debt restructured loans	$—	$83
Total non-performing loans to total loans	0.47%	0.72%
Total non-accruing loans to total loans	0.47%	0.72%
Total non-performing assets to total assets	0.28%	0.49%

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2022	2021

	(In thousands)

Substandard assets	$3,006	$3,721
Doubtful assets	389	437
Loss assets	—	—
Total classified assets	$3,395	$4,158
Special mention assets	$658	$568
Foreclosed assets	$—	$209

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

The following table sets forth activity in our allowance for loan and lease losses for the periods indicated.

	At or For the Years Ended
	December 31,
	2022	2021

	(Dollars in thousands)

Allowance for loan and lease losses at beginning of year	$1,592	$1,561
Provision for loan and lease losses	208	50
Charge-offs:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Agriculture loans	—	—
Commercial loans	—	—
Consumer loans	26	7
Consumer Other – Overdrafts	32	29
PPP loans	—	—
Total charge-offs	58	36

Recoveries:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction and loan	—	—
Agriculture loans	—	—
Commercial loans	—	—
Consumer loans	13	17
PPP loans	—	—
Total recoveries	13	17
Net (charge-offs) recoveries	(45)	(19)
Allowance for loan and lease losses at end of year	$1,755	$1,592

Allowance for loan and lease losses to non-performing loans	148.60%	100.13%
Allowance for loan and lease losses to total loans outstanding at the end of the year	0.69%	0.72%
Net (charge-offs) recoveries to average loans outstanding during the year	(0.02)%	(0.01)%

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

	At December 31,
	2022			2021
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Each	Loans in		in Each	Loans in
	Allowance	Category	Each	Allowance	Category	Each
	for Loan	to Total	Category	for Loan	to Total	Category
	and Lease	Allocated	to Total	and Lease	Allocated	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family residential & multi-family	$810	46%	64%	$805	51%	69%
Commercial	228	13	13	214	13%	14%
Construction and land	263	15	14	132	8%	8%
Farmland	31	2	3	27	2%	3%
Agriculture loans	1	—	—	1	—	—%
Commercial loans	359	20	3	357	22%	3%
Consumer loans	50	3	2	44	3%	2%
Other	13	1	1	12	1	1
PPP loans	—	—%	—%	—	—%	—%
Total allocated allowance	$1,755	100%	100%	$1,592	100%	100%

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

Our current investment policy permits, with certain limitations, investments in: U.S. Treasury securities; securities issued by the U.S. government and its agencies or government sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations; corporate and municipal bonds; certificates of deposit in other financial institutions; federal funds and money market funds.

At December 31, 2022, our investment portfolio consisted of U.S. Treasury securities, securities and obligations issued by U.S. Government-sponsored enterprises and others including mortgage-backed securities and collateralized mortgage obligations, corporate bonds including bank subordinated debt as well as state and municipal securities. At December 31, 2022, we also owned $2.5 million of Federal Home Loan Bank of Dallas stock. As a member of Federal Home Loan Bank of Dallas, we are required to purchase stock in the Federal Home Loan Bank of Dallas, which is carried at cost and classified as a restricted investment.

As of December 31, 2022 and 2021, all of our available for sale investment securities are carried at fair value through accumulated other comprehensive loss and our held to maturity securities are carried at cost.

For additional information regarding our investment securities portfolio, see Note 3 to the notes to consolidated financial statements.

Sources of Funds

General. Customer deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, and occasionally brokered deposits, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area. We occasionally attain brokered deposits. We offer a selection of deposit accounts, including savings accounts, checking accounts, money market accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2022			2021
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)

Noninterest-bearing demand deposits	$45,823	15.5%	—%	$40,576	14.7%	—%
Interest-bearing demand deposits	68,912	23.3%	0.35%	71,247	25.9%	0.34%
Regular savings deposits and other deposits	66,586	22.5%	0.35%	79,616	29.0%	0.37%
Money market deposits	25,338	8.5%	0.78%	10,950	4.0%	0.37%
Certificates of deposit	89,418	30.2%	1.18%	72,544	26.4%	1.27%
Total	$296,077	100.0%		$274,933	100.0%

At December 31, 2022 and 2021, the aggregate amount of uninsured deposits (which are deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $17.4 million and $28.3 million, respectively. At December 31, 2022 and 2021, the aggregate amount of all our uninsured certificates of deposit was $5.9 million and $4.9 million, respectively. At December 31, 2022 and December 31, 2021, we had no deposits that were uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. At

December 31, 2022, we had $12.0 million in callable brokered certificates of deposit that were fully insured and issued as part of an investment strategy.

The following table sets forth the maturity of our uninsured certificates of deposit at December 31, 2022.

At December 31,
2022
(In thousands)
Maturity Period:
Three months or less	$2,130
Over three through six months	253
Over six through twelve months	1,838
Over twelve months	1,673
Total	$5,894

Borrowings. At December 31, 2022, we had outstanding advances of $62.5 million from the Federal Home Loan Bank of Dallas. At December 31, 2022, we had unused borrowing capacity of $73.4 million with the Federal Home Loan Bank of Dallas. For further information regarding our borrowings from the Federal Home Loan Bank of Dallas, see note 10 of the notes to consolidated financial statements.

Personnel

As of December 31, 2022, we had 61 full-time employees and five part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

Subsidiary Activities

Mineola Community Bank is the sole and wholly owned subsidiary of Texas Community Bancshares, Inc. Mineola Community Bank has one subsidiary, Mineola Financial Service Corporation, which is currently inactive.

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

At December 31, 2022, Mineola Community Bank had opted into the community bank leverage ratio framework and its capital exceeded all applicable requirements.

Loans-to-One Borrower. Because of the availability of the savings bank expansion of powers language in the Texas Finance Code, savings banks have flexibility in the calculation of their applicable lending limit. The lending limit applicable to state banks in Texas is broader than the limit applicable to national banks. The Texas Finance Code adopts the lending limit applicable to federal savings associations under federal law for state savings banks, however, Texas savings bank are permitted under the expansion of power authority to adopt the legal lending limit applicable to national banks or state banks. Generally (subject to certain exceptions) the lending limit for loans to one person for national banks and state banks is 15% of unimpaired capital and unimpaired surplus plus an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The lending limit for state banks in Texas is generally 15% of unimpaired capital and unimpaired surplus plus an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The adoption of the lending limit for national banks or state banks must incorporate the limitations applicable to the standard adopted. Mineola Community Bank has adopted the lending limit applicable to state banks or 15% of unimpaired capital and unimpaired surplus plus an additional 10% of unimpaired capital and unimpaired surplus for a total of 25% if the loan is fully secured by readily marketable collateral. At December 31, 2022, Mineola Community Bank was in compliance with the loans-to-one borrower limitations.

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

Prompt Corrective Action. Federal law requires, among other things, that federal banking agencies take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the Federal Deposit Insurance Corporation’s regulations stablish five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

At December 31, 2022, Mineola Community Bank met the criteria for being considered “well capitalized.”

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

Federal Home Loan Bank System

Mineola Community Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in their Federal Home Loan Bank. Mineola Community Bank complied with this requirement at December 31, 2022. Based on redemption provisions of the Federal Home Loan Bank of Dallas, the stock has no quoted market value and is carried at cost. Mineola Community Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Dallas stock. At December 31, 2022, no impairment had been recognized.

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

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2022, Mineola Community Bank had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely. At December 31, 2022, Mineola Community Bank had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is no longer deductible. At December 31, 2022, Mineola Community Bank had no capital loss carryovers.

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

As of December 31, 2022, the net book value of our land, building and equipment was $6.2 million. The following table sets forth information regarding our offices as of December 31, 2022:

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Real Property
			(In thousands)
Main Office:
215 West Broad Street Mineola, TX 75773	Own	1964	$1,828

Branch Offices:

1224 North Pacific Street Mineola, TX 75773	Lease	1999	$83

415 West Frank Street Grand Saline, TX 75140	Own	2006	$929

500 South Main Street Winnsboro, TX 75494	Own	2005	$1,228

304 South Main Street Lindale, TX 75771	Own	2017	$1,297

500 West Pine Street Edgewood, TX 75117	Own	2018	$840

We are currently in the process of building a new branch office in the same location as the current office in Lindale. We believe that all other current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2022, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Texas Community Bancshares is listed on The Nasdaq Capital Market under the symbol “TCBS”. As of March 1, 2023, we had 562 stockholders of record, and 3,373,723 shares of common stock outstanding.

The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions.

There were no sales of unregistered securities or repurchases of shares of common stock during the year ended December 31, 2022.

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

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan and lease losses. At December 31, 2022, our investment in bank owned life insurance was $6.1 million, which was within this investment limit.

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

individuals and businesses in our market area. We expect that this will continue to be the focus of our business for the foreseeable future. As part of our customer focus, we generally do not sell the loans we originate but retain them in our portfolio. When customers have questions regarding their loans, they are able to deal directly with us rather than another institution. At December 31, 2022, one- to four-family residential mortgage loans totaled $162.8 million, or 64.3% of total loans. This amount includes one- to four-family residential mortgage loans originated in the Dallas Metroplex. We have originated one- to four-family residential mortgage loans secured primarily by owner-occupied properties primarily located in the northern and eastern sections of the Dallas Metroplex. We began originating these loans in 2014, and continue to do so primarily through word-of-mouth referrals. At December 31, 2022, these loans amounted to $61.8 million including $41.4 million of jumbo loans.
●	Grow and diversify our loan portfolio prudently. There has been an influx of retirees and others from the Dallas metropolitan area into our market area. Our more rural market area offers a lower-cost of living and many recreational amenities, while being within easy reach of the cities of Dallas and Tyler and the urban amenities they offer. We believe this movement away from major cities like Dallas has been accelerated by the work-from-home trend that accelerated due to the COVID-19 pandemic. In 2018, we opened our branch office in Lindale, Texas, and acquired our branch office in Edgewood, Texas, from another bank. These offices are located in growth areas of our market area because of their closer proximity to Tyler and Dallas, respectively. The influx of population into our market area has provided opportunities for residential mortgage lending, construction and land lending, and commercial real estate lending. Although we intend to continue our historical focus on the origination of residential mortgage loans, we intend to prudently increase our commercial real estate lending and construction and land lending so as to continue to diversify our loan portfolio. At December 31, 2022, commercial real estate loans amounted to $33.7 million, or 13.3% of total loans, and construction and land loans amounted to $36.3 million, or 14.3% of total loans.

Our commercial real estate loans and construction and land loans have higher credit risk than our residential mortgage loans.

●	Continue to grow core deposits. We consider our core deposits to include statement savings accounts, money market accounts, negotiable orders of withdrawal (NOW) accounts, other savings deposits and checking accounts. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $206.7 million, or 69.8% of total deposits, as of December 31, 2022, compared to $159.4 million, or 58.0% of total deposits, as of December 31, 2021.
●	Continue to manage credit risk to maintain a low level of non-performing assets. Historically, we have been able to maintain a high level of asset quality. We believe strong asset quality remains a key to our long-term financial success. Our total non-performing assets to total assets ratio was 0.28% and 0.49% at December 31, 2022 and 2021, respectively. Our strategy for credit risk management continues to focus on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Furthermore, given the uncertainty surrounding the length and severity of the COVID-19 pandemic, management has established and will continue to use enhanced underwriting criteria for all loan types, with a particular focus on portfolio segments identified as having elevated risk.
●	Continue to support our customers and our local community. The COVID-19 pandemic has restricted the level of economic activity in our markets, resulting in dramatically increased unemployment and significant negative impacts on many businesses, thereby threatening the repayment ability of some of our borrowers. As we have done during prior economic downturns, we are taking actions to support our customers and our local community. For example, during the year ended December 31, 2020, we originated $5.4 million of small business loans under the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), created by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) that was signed into law in March 2020. Under the PPP, loan amounts were forgiven if the borrower maintains employee payrolls and meets certain other requirements. As of December 31, 2022, only two small PPP loans totaling $2,000 were outstanding. The remaining PPP loans have been forgiven or paid. During the year ended December 31, 2020, we also granted short-term payment deferrals on loans to assist customers during the COVID-19 pandemic. There were no COVID-19 related deferrals granted in the years ended December 31, 2021 or 2022.
●	Grow organically and through opportunistic acquisitions or branching. We intend to grow our assets organically on a managed basis, and the capital we raised in the offering will enable us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include acquiring other financial institutions and/or establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices, and the capital we raised in the offering will help us fund any such opportunities that may arise. We have no current plans or intentions regarding any such expansion activities.

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

The allocation methodology applied by Mineola Community Bank is designed to assess the appropriateness of the allowance for loan and lease losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan and lease losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan and lease losses was adequate at December 31, 2022. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan and lease losses. As a result of such reviews, we may have to adjust our allowance for loan and lease losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan and lease losses as the process is the responsibility of Mineola Community Bank and any increase or decrease in the allowance is the responsibility of management.

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

	At December 31,
	2022	2021

	(In thousands)
Selected Financial Condition Data:
Total assets	$417,346	$364,826
Cash and cash equivalents	8,927	21,915
Interest bearing deposits in banks	2,055	14,955
Securities available for sale	107,153	56,800
Securities held to maturity	27,827	33,682
Loans receivable, net	251,338	220,267
Premises and equipment, net	6,299	6,215
Foreclosed assets	—	209
Restricted investments carried at cost	2,805	2,037
Bank owned life insurance	6,125	6,020
Core deposit intangible	397	529
Total deposits	296,077	274,933
Advances from the Federal Home Loan Bank	62,494	27,571
Total shareholders' equity	55,870	60,132

	For the Years Ended December 31,
	2022	2021

	(In thousands)
Selected Operating Data:
Interest income	$12,566	10,534
Interest expense	2,283	2,116
Net interest income	10,283	8,418
Provision for loan and lease losses	208	50
Net interest income after provision for loan and lease losses	10,075	8,368
Noninterest income	1,868	1,717
Noninterest expense	9,766	9,474
Income before income taxes	2,177	611
Income tax expense	423	93
Net income	$1,754	$518

	At or For the Years Ended
	December 31,
	2022	2021

Performance Ratios:
Return on average assets	0.47%	0.15%
Return on average equity	4.01%	1.39%
Interest rate spread (1)	2.70%	2.49%
Net interest margin (2)	2.89%	2.66%
Noninterest expense to average assets	2.59%	2.80%
Efficiency ratio (3)	80.37%	93.48%
Average interest-earning assets to average interest-bearing liabilities	130.59%	124.96%

Capital Ratios:
Average equity to average assets	11.61%	11.05%
Total capital to risk-weighted assets	28.93%	27.59%
Tier 1 capital to risk-weighted assets	27.92%	26.68%
Common equity tier 1 capital to risk-weighted assets	27.92%	26.68%
Tier 1 capital to average assets	12.31%	12.89%

Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans	0.69%	0.72%
Allowance for loan and lease losses as a percentage of non-performing loans	148.60%	100.13%
Allowance for loan and lease losses as a percentage of non-accrual loans	148.60%	100.13%
Non-accrual loans as a percentage of total loans	0.47%	0.72%
Net (charge-offs) recoveries to average outstanding loans during the year	0.01%	(0.01)%
Non-performing loans as a percentage of total loans	0.47%	0.72%
Non-performing loans as a percentage of total assets	0.28%	0.44%
Total non-performing assets as a percentage of total assets	0.28%	0.49%

Other Data:
Number of offices	6	6
Number of full-time employees	61	60
Number of part-time employees	5	2
(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expenses divided by the sum of net interest income and noninterest income.

The following table summarizes securities available for sale:

	December 31,
	2022		2021
	Fair	Percentage of	Fair	Percentage of
	Value	Total	Value	Total
Securities available for sale:
Residential mortgage-backed	$23,758	22.2%	$18,785	33.1%
Collateralized mortgage obligations	50,244	46.9%	11,076	19.5%
State and municipal	13,781	12.9%	11,539	20.3%
Corporate bonds	4,815	4.4%	2,406	4.2%
U.S. Government and agency	14,555	13.6%	12,994	22.9%
Total securities available for sale	$107,153	100.0%	$56,800	100.0%

The following table sets forth information regarding fair values, weighted average yields and maturities of available for sale investments. The yields have been computed on a tax equivalent basis. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	December 31, 2022
	Due in One Year		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available for sale:
Residential mortgage-backed	$3	2.17%	$73	2.09%	$5,472	1.57%	$18,210	3.89%	$23,758	3.35%
Collateralized mortgage obligations	—	—%	6,002	6.21%	5,860	6.15%	38,382	4.66%	50,244	5.02%
State and municipal	—	—%	1,027	1.76%	8,596	2.38%	4,158	3.31%	13,781	2.62%
Corporate bonds	—	—%	—	—%	3,679	3.51%	1,136	3.56%	4,815	3.52%
U.S. Government and agency	—	—%	12,748	0.83%	1,807	1.04%	—	—%	14,555	0.86%
Total securities available for sale	$3		$19,850		$25,414		$61,886		$107,153

The following table summarizes securities held to maturity:

	December 31,
	2022		2021
	Amortized	Percentage of	Amortized	Percentage of
	Cost	Total	Cost	Total
Securities held to maturity:
Residential mortgage-backed	$25,817	92.8%	$31,277	92.9%
State and municipal	2,010	7.2%	2,405	7.1%
Total securities held to maturity	$27,827	100.0%	$33,682	100.0%

The following table sets forth information regarding amortized costs, weighted average yields and maturities of all held to maturity investments. The yields have been computed on a tax equivalent basis. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	December 31, 2022
	Due in One Year		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Securities held to maturity:
Residential mortgage-backed	$—	—%	$659	2.87%	$8,743	1.88%	$16,415	1.44%	$25,817	1.62%
State and municipal	—	—%	764	2.62%	134	2.74%	1,112	4.03%	2,010	3.41%
Total securities held to maturity	$—		$1,423		$8,877		$17,527		$27,827

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Total Assets. Total assets were $417.3 million as of December 31, 2022, an increase of $52.5 million, or 14.4%, when compared to total assets of $364.8 million as of December 31, 2021. The increase was due primarily to an increase in securities of $44.5 million, or 49.2%, to $135.0 million at December 31, 2022 from $90.5 million at December 31, 2021 and an increase in net loans and leases of $31.0 million, or 14.1%, to $251.3 million at December 31, 2022 from $220.3 million at December 31, 2021, partially offset by decreases in cash, cash equivalents and interest bearing deposits in banks by a combined $25.9 million, or 70.2%, to $11.0 million at December 31, 2022 from $36.9 million at December 31, 2021. Asset growth was primarily due to increases in deposits, including $12.0 million in callable brokered deposits, and FHLB advances being invested in securities as part of a strategic purchase plan and loan growth.

Cash, Cash Equivalents and Due From Banks. Total cash, cash equivalents and due from banks (which includes fed funds sold) decreased $13.0 million, or 59.4%, to $8.9 million (including $2.0 million in Fed Funds sold) at December 31, 2022 from $21.9 million (including $16.3 million in Fed Funds sold) at December 31, 2021. This decrease is primarily due to an increase in securities of $44.5 million, or 49.2%, and an increase in net loans and leases of $31.0 million, or 14.1%, partially offset by increase in deposits of $21.2 million, or 7.7%, and an increase in Federal Home Loan Bank (FHLB) borrowings of $34.9 million, or 126.4%.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks were $2.1 million at December 31, 2022 compared to $15.0 million as of December 31, 2021, a decrease of $12.9 million, or 86.0%. The decrease was due primarily to the net increases in securities and net loans and leases, partially offset by increased deposits and FHLB borrowings.

Securities Available for Sale. Securities available for sale (AFS) increased by $50.4 million, or 88.7%, to $107.2 million at December 31, 2022 from $56.8 million at December 31, 2021. The increase in securities included the investment of $75.3 million in AFS securities, including purchases of $13.8 million in US Treasuries, $9.8 million in mortgage-backed securities (MBS), $43.6 million in collateralized mortgage obligations (CMO), $4.8 million in municipals, and $3.3 million in bank subordinated debt, partially reduced by sales of $10.8 million, paydowns of $5.9 million, and increases in unrealized losses on the AFS portfolio of $8.0 million. Securities purchases were part of a strategic plan funded by excess cash, brokered deposits and FHLB advances.

Securities Held to Maturity. Securities held to maturity decreased by $5.9 million, or 17.5%, to $27.8 million at December 31, 2022 from $33.7 million at December 31, 2021. This decrease is primarily due to principal repayments of $5.3 million and a call on a municipal security totaling $365,000.

Loans and Leases Receivable, Net. Net loans and leases receivable increased $31.0 million, or 14.1%, to $251.3 million at December 31, 2022 from $220.3 million at December 31, 2021, including a reduction in PPP loans of $11,000, or 84.6%, from $13,000 at December 31, 2021 to $2,000 at December 31, 2022. During the year ended December 31, 2022, loans were originated totaling $109.7 million of which $13.6 million were renewals or refinancings of existing Mineola Community Bank loans, resulting in net originations of $96.1 million. Loan originations consisted primarily of $32.8 million of 1-4 family home loans, $54.7 million of construction loans (upon completion), including residential speculative construction loans of $11.9 million, $10.1 million in multi-family construction, $7.5 million in commercial real estate, $2.1 million in land and development, $4.2 million of consumer and other loan originations, $4.8 million in commercial and industrial, $3.4 million in farmland and $112,000 in other agricultural loan originations. During the year ended December 31, 2022, there were $13.0 million in loan principal paydowns and $48.3 million in loan payoffs. During the year ended December 31, 2022, total construction loans (including the 43.1% remaining in process) increased by $30.7 million from $23.3 million at December 31, 2021 to $54.0 million at December 31, 2022. Construction loans continue to be a growing segment of our portfolio with the majority of the loans being originated in our primary market. Demand for construction, development and 1-4 family home loan purchases continued to grow in 2022.

Deposits. Deposits increased $21.1 million, or 7.7%, to $296.1 million at December 31, 2022 from $274.9 million at December 31, 2021. Core deposits (defined as all deposits other than certificates of deposit) increased $4.3 million, or 2.1%, to $206.7 million at December 31, 2022 from $202.4 million at December 31, 2021. The large growth in deposits includes $12.0 million in brokered deposits issued to partially fund an investment strategy. Retail certificates of deposit increased $4.7 million, or 6.5%, to $77.3 million at December 31, 2022 from $72.5 million at December 31, 2021. The increase in retail deposits is primarily due to the large increase in market interest rates and a strategic effort to retain deposits in a competitive environment during 2022.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank increased by $34.9 million, or 126.7%, to $62.5 million at December 31, 2022 from $27.6 million at December 31, 2021 primarily due to funding a strategic securities purchase plan while providing funds to mitigate deposit fluctuations and deposit pricing volatility.

Shareholders’ Equity. Total shareholders’ equity decreased $4.2 million, or 7.0%, to $55.9 million at December 31, 2022 from $60.1 million at December 31, 2021. The decrease was primarily the result of the unrealized loss on available for sale securities and the corresponding accumulated other comprehensive loss increasing by $6.3 million, or 920.3%, to $7.0 million at December 31, 2022 from $686,000 at December 31, 2021 primarily due to the rising interest rate environment and $297,000 in benefits cost related to the 2022 funding of the Mineola Community Bank leveraged ESOP plan and the 2022 equity incentive plan. At December 31, 2022, the ESOP contra equity account was $2.3 million.

At December 31, 2022, Mineola Community Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes. At December 31, 2022 a community bank leverage ratio of at least 9.0% is required to be considered “well capitalized” under regulatory requirements. At December 31, 2022, Mineola Community Bank’s community bank leverage ratio was 12.31%.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances. Average yields for loans (excluding PPP loans) include loan fees of $399,000 and $579,000 for the years ended December 31, 2022 and 2021, respectively. There were no loan fees for PPP loans included in the average yield for the years ended December 31, 2022 or 2021. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Years Ended December 31,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$234,815	$10,074	4.29%	$216,207	$9,569	4.43%
Allowance for loan and lease losses	(1,641)	—	—	(1,576)	—	—
PPP loans	7	—	—%	545	6	1.10%
Securities	104,650	2,316	2.21%	59,083	857	1.45%
Restricted stock	2,104	38	1.81%	2,029	22	1.08%
Interest-bearing deposits in banks	4,475	39	0.87%	18,677	56	0.30%
Federal funds sold	10,792	99	0.92%	22,080	24	0.11%
Total interest-earning assets	355,202	12,566	3.54%	317,045	10,534	3.32%
Noninterest-earning assets	21,628			21,357
Total assets	$376,830			$338,402

Interest-bearing liabilities:
Interest-bearing demand deposits	$74,519	264	0.35%	$69,116	234	0.34%
Regular savings and other deposits	78,866	277	0.35%	70,338	263	0.37%
Money market deposits	13,715	107	0.78%	9,758	36	0.37%
Certificates of deposit	71,598	848	1.18%	75,080	957	1.27%
Total interest-bearing deposits	238,698	1,496	0.63%	224,292	1,490	0.66%
Advances from the Federal Home Loan Bank	32,822	777	2.37%	29,061	615	2.12%
Other liabilities	488	10	2.05%	371	11	2.96%
Total interest-bearing liabilities	272,008	2,283	0.84%	253,724	2,116	0.83%
Noninterest-bearing demand deposits	57,280			43,454
Other noninterest-bearing liabilities	3,805			3,840
Total liabilities	333,093			301,018
Total shareholders' equity	43,737			37,384
Total liabilities and shareholders' equity	$376,830			$338,402
Net interest income		$10,283			$8,418
Net interest rate spread (1)			2.70%			2.49%
Net interest-earning assets (2)	$83,194			$63,321
Net interest margin (3)			2.89%			2.66%
Average interest-earning assets to interest-bearing liabilities			130.59%			124.96%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$824	$(319)	$505
PPP loans	(6)	—	(6)
Securities	661	798	1,459
Restricted stock	1	15	16
Interest-bearing deposits in banks	(43)	26	(17)
Federal funds sold and other	(12)	87	75
Total interest-earning assets	1,425	607	2,032

Interest-bearing liabilities:
Interest-bearing demand deposits	18	12	30
Regular savings and other deposits	32	(18)	14
Money market deposits	15	56	71
Certificates of deposit	(44)	(65)	(109)
Total deposits	21	(15)	6
Advances from the Federal Home Loan Bank	80	82	162
Other interest-bearing liabilities	3	(4)	(1)
Total interest-bearing liabilities	104	63	167

Change in net interest income	$1,321	$544	$1,865

Comparison of Operating Results for the Years Ended December 31, 2022 and December 31, 2021

Net Income. Net income was $1.8 million for the year ended December 31, 2022, compared to net income of $518,000 for the year ended December 31, 2021, an increase of $1.2 million, or 238.6%. The increase was primarily due to a $1.9 million, or 22.2%, increase in net interest income and a $151,000, or 8.8%, increase in noninterest income. This increase was partially offset by a $292,000, or 3.1%, increase in noninterest expense, a $158,000, or 316.0%, increase in the provision for loan and lease losses and a $330,000, or 354.8%, increase in income tax expense.

Interest Income. Interest income increased $2.1 million, or 20.0%, to $12.6 million for the year ended December 31, 2022 from $10.5 million at December 31, 2021. This increase resulted primarily from an increase in average interest earning assets of $38.2 million, or 12.1%, from $317.0 million at December 31, 2021 to $355.2 million at December 31, 2022 and an increase of 22 basis points, or 6.5%, in average yield on interest–earning assets from 3.32% at December 31, 2021 to 3.54% at December 31, 2022.

The interest income increase is primarily due to an increase in the average balance of securities of $45.5 million, or 77.0%, from $59.1 million, for the year ended December 31, 2021 to $104.6 million for the year ended December 31, 2022 and an increase in the average yield on securities of 76 basis points, or 52.6%, from 1.45% for the year ended December 31, 2021 to 2.21% for the year ended December 31, 2022. The yield increase is reflective of an increase in market interest rate increases and the diversification of the securities portfolio to include higher yielding commercial mortgage-backed securities, subordinated bank debt and other bonds that are not tied to conventional residential mortgages. Securities interest income increased $1.5 million, or 170.2%, from $857,000 for the year ended December 31, 2021 to $2.3 million for the year ended December 31, 2022.

Interest income on net loans and leases, excluding PPP loan interest, increased $505,000, or 5.3%, to $10.1 million for the year ended December 31, 2022 from $9.6 million for the year ended December 31, 2021 primarily due to an increase of $18.6 million, or 8.6%, increase in the average balance of the loan portfolio from $216.2 million for the year ended December 31, 2021 to $234.8 million for the year ended December 31, 2022, partially offset by a decrease of 14 basis points, or 3.1%, in the average yield on loans from 4.43% for the year ended December 31, 2021 to 4.29% for the year ended December 31, 2022. The decreased yield on loans is primarily due to decreased loan fees and a full 12 months of interest on lower rate mortgage loans for the year ended December 31, 2022 that were originated in 2021.

Interest on Federal Home Loan Bank and Texas Independent Bank (TIB) stock increased $16,000, or 72.7%, from $22,000 for the year ended December 31, 2021 to $38,000 for the year ended December 31, 2022. This increase resulted primarily from an increase in yield of 72 basis points, or 66.6%, from 1.08% for the year ended December 31, 2021 to 1.81% for the year ended December 31, 2022 and an increase in average balance of $75,000, or 3.7%, from $2.0 million for the year ended December 31, 2021 to $2.1 million for the year ended December 31, 2022.

Interest bearing deposits in banks and cash and cash equivalents experienced an interest rate increase from December 31, 2021 to December 31, 2022 due to overall market interest rate increases. Interest income from interest bearing deposits in banks decreased $17,000 or 30.4%, from $56,000 for the year ended December 31, 2021 to $39,000 for the year ended December 31, 2022. This decline resulted from a decrease in average balance of $14.2 million, or 76.0%, from $18.7 million for the year ended December 31, 2021 to $4.5 million for the year ended December 31, 2022, partially offset by a 57 basis point, or 190.7%, increase in average yield from 0.30% for the year ended December 31, 2021 to 0.87% for the year ended December 31, 2022.

Fed funds interest increased $75,000, or 312.5%, to $99,000 at December 31, 2022 from $24,000 at December 31, 2021. There was an increase of 81 basis points, or 744.0%, in average yield on fed funds from 0.11% for the year ended December 31, 2021 to 0.92% for the year ended December 31, 2022, which was offset by a $11.3 million, or 51.1%, decrease in average balance from $22.1 million for the year ended December 31, 2021 to $10.8 million for the year ended December 31, 2022.

Interest Expense. Interest expense increased $167,000, or 7.9%, to $2.3 million for the year ended December 31, 2022 from $2.1 million for the year ended December 31, 2021 due primarily to an increase in the average balance of interest-bearing liabilities of $18.3 million, or 7.2%, from $253.7 million for the year ended December 31, 2021 to $272.0 million for the year ended December 31, 2022.

Interest expense on deposit accounts increased $6,000, or 0.4%, for the year ended December 31, 2022, due primarily to an increase in average deposit account balances of $14.4 million, or 6.4%, from $224.3 million for the year ended December 31, 2021 to $238.7 million for the year ended December 31, 2022. This was partially offset by a decrease in average yield of four basis points, or 5.7%, from 0.66% for the year ended December 31, 2021 to 0.63% for the year ended December 31, 2022. The decrease in yield is primarily due to lower deposit costs during the first three quarters of the year.

Interest expense on Federal Home Loan Bank (FHLB) advances increased $162,000, or 26.3%, to $777,000 for the year ended December 31, 2022 from $615,000 for the year ended December 31, 2021, primarily due to the increase in average balances of FHLB advances of $3.7 million, or 12.7%, to $32.8 million for the year ended December 31, 2022 from $29.1 million for the year ended December 31, 2021 and an increase in average yield of 25 basis points, or 11.9%, from 2.12% for the year ended December 31, 2021 to 2.37% for the year ended December 31, 2022.

Net Interest Income. Net interest income increased $1.9 million, or 22.6%, to $10.3 million for the year ended December 31, 2022 from $8.4 million for the year ended December 31, 2021, primarily due to an increase of $19.9 million, or 31.4%, in average balance of net interest earning assets from $63.3 million for the year ended December 31, 2021 to $83.2 million for the year ended December 31, 2022. The net interest rate spread increased 21 basis points, or 8.4%, from 2.49% for the year ended December 31, 2021 to 2.70% for the year ended December 31, 2022. Net interest margin increased 24 basis points, or 9.0%, to 2.89% for the year ended December 31, 2022 from 2.66% for the year ended December 31, 2021.

Provision for Loan and Lease Losses. Based on management’s analysis of the adequacy of the allowance for loan and lease losses, the provision for loan and lease losses increased $158,000, or 316.0%, from $50,000 for the year ended December 31, 2021 to $208,000 for the year ended December 31, 2022. The allowance for loan and lease losses was $1.8 million at December 31, 2022 compared to $1.6 million at December 31, 2021. The increase in the provision was primarily due to an increase in net loans and leases of $31.0 million, or 14.1%, and an increase in net loan chargeoffs of $9,000 to a total of $16,000 for the year ended December 31, 2022 and an increase in losses related to overdrawn deposit accounts of $15,000 to a total of $30,000 for the year ended December 31, 2022. The loan portfolio was also diversified during the year ended December 31, 2022 with increases in loan types requiring a slightly higher allowance.

Noninterest Income. Noninterest income increased $151,000, or 8.8%, to $1.9 million for the year ended December 31, 2022 from $1.7 million for the year ended December 31, 2021, primarily the result of increased service charges on deposits of $88,000, or 15.2%, from $578,000 for the year ended December 31, 2021 to $666,000 for the year ended December 31, 2022 primarily resulting from increases in nonsufficient funds and overdraft fees resulting primarily from increases in the number of checking accounts. Other service charges and fees increased by $44,000 primarily from an increase of $12,000 in ATM fees and $15,000 in loan fees generated through secondary market wholesale lending. There were a three items exclusive to the year ended December 31, 2022 including a gain of $42,000 on the sale of bank property classified as foreclosed assets and a $6,000 gain on the sale of a fixed asset, partially offset by a $29,000 loss on securities sold in 2022.

Noninterest Expense. Noninterest expense increased $292,000, or 3.1%, to $9.8 million for the year ended December 31, 2022 from $9.5 million for the year ended December 31, 2021 primarily due to the increase in salary and employee benefits, data processing, and director fees, partially offset by decreases in contract services and other expenses.

Salary and employee benefit expenses increased by $652,000, or 12.7%, totaling $5.8 million for the year ended December 31, 2022 and $5.1 million for the year ended December 31, 2021, due primarily to an increase in wages of $487,000 for the year ended December 31, 2022 from $4.0 million to $4.5 million and additional compensation expense of $84,000 for the year ended December 31, 2022 related to equity compensation awards. Directors’ fees increased $77,000, or 25.2%, from $306,000 for the year ended December 31, 2021 to $383,000 for the year ended December 31, 2022 due to the addition of four new directors and two new advisory directors. Data (core) processing expense increased by $404,000, or 48.5%, to $1.2 million for the year ended December 31, 2022 from $833,000 for the year ended December 31, 2021 primarily due to increases in the number of accounts and a price increase levied by our core processor. Contract services and other expenses combined decreased $885,000, or 35.9%, from $2.5 million for the year ended December 31, 2021 to $1.6 million for the year ended December 31, 2022. This decrease in expenses was primarily due to increased expenses for the year ended December 31, 2021 related to our initial public offering.

Income Tax Expense. Income tax expense increased by $330,000, or 354.8%, to $423,000 for the year ended December 31, 2022 from $93,000 for the year ended December 31, 2021 due primarily to the increase in taxable income. The effective tax rate was 19.43% and 15.22% for the years ended December 31, 2022 and 2021, respectively. The increase in the effective tax rate was primarily due to taxable income increasing at a faster rate than nontaxable income.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
●	maintaining a high level of liquidity;
●	growing our volume of core deposit accounts;
●	managing our investment securities portfolio so as to reduce the average maturity and effective life of the portfolio;
●	continuing to diversify our investment securities portfolio by continuing to add collateralized mortgage obligations (CMOs) and subordinated debt;
●	managing our borrowings from the Federal Home Loan Bank of Dallas by using amortizing advances to reduce the average maturities of the borrowings;
●	managing our loan services by adding wholesale lending products to continue to offer these services while reducing interest rate risk in the loan portfolio; and
●	continuing to diversify our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments.

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

At December 31, 2022
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$13,609	2.83%
300	13,570	2.53%
200	13,563	2.48%
100	13,431	1.49%
Level	13,234	—
(100)	12,804	(3.25)%
(200)	12,196	(7.85)%
(300)	11,453	(13.46)%
(400)	10,646	(19.56)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 2.48% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 7.85% decrease in net interest income.

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

At December 31, 2022
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$66,634	$(13,066)	(16.39)%	18.14%	(96)
300	70,203	(9,497)	(11.92)%	18.50%	(60)
200	73,756	(5,944)	(7.46)%	18.81%	(29)
100	76,953	(2,747)	(3.45)%	19.01%	(9)
Level	79,700	—	—%	19.10%	—
(100)	80,015	315	0.40%	18.64%	(46)
(200)	79,538	(162)	(0.20)%	18.04%	(106)
(300)	78,570	(1,130)	(1.42)%	17.38%	(172)
(400)	74,637	(5,063)	(6.35)%	16.22%	(288)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 7.46% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.20% decrease in EVE.

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

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, increases in market interest rates can decrease the fair values of our loans, mortgage servicing rights, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Dallas. At December 31, 2022, we had outstanding advances of $62.5 million from the Federal Home Loan Bank of Dallas. At December 31, 2022, we had unused borrowing capacity of $73.4 million with the Federal Home Loan Bank of Dallas. In addition, at December 31, 2022, we had a $10.0 million line of credit with Texas Independent Bankers Bank, a $5.0 million line of credit with First Horizon Bank, and an $8.5 million unsecured line of credit with Zions/Amegy Bank. At December 31, 2022, there was no outstanding balance with any of these facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the years ended December 31, 2022 and 2021 included as part of the consolidated financial statements appearing elsewhere in this annual report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Mineola Community Bank and it must provide for its own liquidity to pay any dividends to stockholders and for other corporate purposes. At December 31, 2022, Texas Community Bancshares, Inc. (on an unconsolidated basis) had cash and cash equivalents totaling $13.3 million.

At December 31, 2022, Mineola Community Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 19 of the notes to consolidated financial statements.

Off-Balance Sheet Arrangements

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, unused lines of credit and swap transactions. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2022, we had outstanding commitments to originate loans of $43.3 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2022 totaled $49.1 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the Federal Home Loan Bank of Dallas or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 23 of the notes to our consolidated financial statements beginning on page F-1 of this annual report.

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

Report of Independent Registered Public Accounting Firm (PCAOB ID 686)

Shareholders, Board of Directors and Audit Committee

Texas Community Bancshares, Inc. and Subsidiaries

Mineola, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Texas Community Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive (loss) income, shareholders' and members' equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ FORVIS, LLP

We have served as the Company's auditor since 2020.

Houston, Texas
March 30, 2023

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

	2022	2021
Assets
Cash and due from banks	$6,897	$5,651
Federal funds sold	2,030	16,264
Cash and cash equivalents	8,927	21,915
Interest bearing deposits in banks	2,055	14,955
Securities available for sale	107,153	56,800
Securities held to maturity (fair values of $24,615 at December 31, 2022 and $33,673 at December 31, 2021)	27,827	33,682
Loans receivable, net of allowance for loan and lease losses of $1,755 at December 31, 2022 and $1,592 at December 31, 2021	251,274	220,162
Net investment in direct financing leases	64	105
Accrued interest receivable	1,327	931
Premises and equipment, net	6,299	6,215
Bank-owned life insurance	6,125	6,020
Foreclosed assets	—	209
Restricted investments carried at cost	2,805	2,037
Core deposit intangible	397	529
Mortgage servicing rights, net	7	8
Deferred income taxes	2,304	651
Other assets	782	607
	$417,346	$364,826
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$45,823	$40,576
Interest bearing	250,254	234,357
Total deposits	296,077	274,933
Advances from Federal Home Loan Bank (FHLB)	62,494	27,571
Accrued expenses and other liabilities	2,905	2,190
Total liabilities	361,476	304,694
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,296,843 and 3,257,759 shares issued and outstanding at December 31, 2022 and 2021, respectively	33	33
Additional paid in capital	31,099	30,932
Retained earnings	34,083	32,329
Accumulated other comprehensive loss	(6,999)	(686)
Unearned Employee Stock Ownership Program (ESOP) shares, at cost	(2,346)	(2,476)
Total shareholders' equity	55,870	60,132
	$417,346	$364,826

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

	2022	2021

Interest Income
Loans, including fees	$10,074	$9,575
Debt securities
Taxable	2,161	741
Non taxable	155	116
Dividends on restricted investments	38	22
Federal funds sold	99	24
Deposits with banks	39	56
Total interest income	12,566	10,534
Interest Expense
Deposits	1,496	1,490
Advances from FHLB	777	615
Other	10	11
Total interest expense	2,283	2,116
Net Interest Income	10,283	8,418
Provision for Loan and Lease Losses	208	50
Net Interest Income After Provision for Loan and Lease Losses	10,075	8,368
Noninterest Income
Service charges on deposit accounts	666	578
Other service charges and fees	1,051	1,007
Net gain (loss) on securities transactions	(29)	—
Net gain on sale of foreclosed assets	42	—
Net gain on sale of fixed assets	6	—
Net appreciation on bank-owned life insurance	105	111
Other income	27	21
Total noninterest income	1,868	1,717
Noninterest Expenses
Salaries and employee benefits	5,798	5,146
Occupancy and equipment expense	769	725
Data processing	1,237	833
Contract services	184	547
Director fees	383	306
Other expense	1,395	1,917
Total noninterest expenses	9,766	9,474
Income Before Income Taxes	2,177	611
Income Tax Expense	423	93
Net Income	$1,754	$518
Earnings per share - basic	$0.58	$0.17
Earnings per share - diluted	$0.58	$0.17
Weighted-average shares outstanding - basic	3,028,214	3,002,129
Weighted-average shares outstanding - diluted	3,028,214	3,002,129

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

	2022	2021
Net Income	$1,754	$518

Other items of comprehensive loss
Net changes in fair value of available for sale securities, before tax	(8,020)	(1,031)
Reclassification adjustment for realized loss on sale of investment securities included in net income	29	—
Total other items of comprehensive loss, before tax	(7,991)	(1,031)

Income tax benefit related to other items of comprehensive loss	1,678	217
Total other items of comprehensive loss, after tax	(6,313)	(513)

Comprehensive Loss	$(4,559)	$(296)

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

					Accumulated
			Additional		Other	Unearned	Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Shareholders'
	Stock	Stock	Capital	Earnings	Loss	Shares	Equity
Balance at January 1, 2022	$—	$33	$30,932	$32,329	$(686)	$(2,476)	$60,132
Net income	—	—	—	1,754	—	—	1,754
Stock based compensation expense	—	—	84	—	—	—	84
Net changes in fair value of available for sale securities, net of tax benefit of $1,678	—	—	—	—	(6,313)	—	(6,313)
ESOP shares earned, 13,031 shares	—	—	83	—	—	130	213
Balance at December 31, 2022	$—	$33	$31,099	$34,083	$(6,999)	$(2,346)	$55,870

Balance at January 1, 2021	$—	$—	$—	$31,811	$128	$—	$31,939
Net income	—	—	—	518	—	—	518
Stock issuance, net of conversion costs of $1,684	—	33	30,860	—	—	—	30,893
Net changes in fair value of available for sale securities, net of tax benefit of $217	—	—	—	—	(814)	—	(814)
Leveraged ESOP shares, 2,606,210 shares	—	—	—	—	—	(2,606)	(2,606)
ESOP shares earned, 13,031 shares	—	—	72	—	—	130	202
Balance at December 31, 2021	$—	$33	$30,932	$32,329	$(686)	$(2,476)	$60,132

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

	2022	2021
Operating Activities
Net income	$1,754	$518
Adjustments to reconcile net income to net cash from operating activities
Provision for loan and lease losses	208	50
Net amortization of securities	421	443
Depreciation and amortization	431	437
Net realized loss on sales of securities available for sale	29	—
Stock dividends on restricted securities	(28)	—
Loss on sale of fixed assets	(6)	—
Gain on sale of foreclosed assets	(42)	—
Appreciation on bank-owned life insurance	(105)	(111)
ESOP compensation expense for allocated shares	213	202
Stock-based compensation	84	—
Deferred income tax expense (benefit)	25	(188)
Net change in
Accrued interest receivable	(396)	32
Mortgage servicing rights	1	4
Other assets	(175)	(56)
Accrued expenses and other liabilities	715	426
Net Cash from Operating Activities	3,129	1,757
Investing Activities
Net change in interest bearing deposits in banks	12,900	(940)
Activity in available for sale securities
Purchases	(75,293)	(79,395)
Sales	10,821	—
Maturities, prepayments and calls	5,839	34,362
Activity in held to maturity securities
Purchases	—	(13,839)
Maturities, prepayments and calls	5,694	14,210
Purchases of restricted investments	(740)	(13)
Loan originations and principal collections, net	(31,312)	(6,973)
Net decrease (increase) in net investment in direct financing leases	41	(73)
Proceeds from sales of foreclosed assets	243	—
Proceeds from sales of fixed assets	16	—
Purchases of premises and equipment	(393)	(137)
Net Cash used for Investing Activities	(72,184)	(52,798)
Financing Activities
Net increase in deposits	21,144	39,793
Advances from FHLB and other borrowings	192,500	—
Payments on long-term FHLB and other borrowings	(157,577)	(3,197)
Proceeds from issuance of common stock net of conversion costs	—	30,893
Loan to ESOP for purchase of common stock	—	(2,606)
Net Cash from Financing Activities	56,067	64,883
Net Change in Cash and Cash Equivalents	(12,988)	13,842
Cash and Cash Equivalents at Beginning of Year	21,915	8,073
Cash and Cash Equivalents at End of Year	$8,927	$21,915

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

Note 1 -    Summary of Significant Accounting Policies

General

Texas Community Bancshares, Inc. (the “Company”), a Maryland corporation and registered bank holding company, was incorporated on March 5, 2021 to become the holding company for Mineola Community Bank, SSB (the “Bank”) upon the conversion of Mineola Community Mutual Holding Company (“MHC”) from a mutual holding company to a stock holding company (the “Conversion”). The Conversion was completed on July 14, 2021. The Company’s shares began trading on the NASDAQ under the symbol TCBS on July 15, 2021. In connection with the Conversion, the Company acquired 100% ownership of the Bank and the Company offered and sold 3,207,759 shares of its common stock at $10.00 per share, for gross offering proceeds of $32,078. The cost of the Conversion and issuance of common stock was approximately $1,684, which was deducted from the gross offering proceeds. The Company also contributed 50,000 shares of its common stock and $75 of cash to Texas Community Bancshares Foundation, Inc. (the “Foundation”), a charitable foundation formed in connection with the Conversion. The Bank’s ESOP purchased 260,621 shares of the common stock sold by the Company, which was 8% of the 3,257,759 shares of common stock issued by the Company, including the shares contributed to the Foundation. The ESOP purchased the shares using a loan from the Company. The Company contributed $15,276 of the net proceeds from the offering to the Bank, loaned $2,606 of the net proceeds to the ESOP, contributed $75 to the Foundation and retained approximately $12,436 of the net proceeds.

Following the Conversion, voting rights in the Company are held and exercised exclusively by the shareholders of the Company. Deposit account holders continue to be insured by the FDIC. In connection with the Conversion, liquidation accounts were established by the Company and the Bank in an aggregate amount equal to (i) the MHC’s ownership interest in the shareholders’ equity of Mineola Community Financial Group, Inc. (the former subsidiary holding company of the Bank) as of the date of the latest statement of financial condition included in the Company’s definitive prospectus dated May 14, 2021, plus (ii) the value of the net assets of the MHC as of the date of the MHC’s latest statement of financial condition before the consummation of the Conversion (excluding the MHC’s ownership interest in Mineola Community Financial Group, Inc.). Each eligible account holder and supplemental eligible account holder is entitled to a proportionate share of the liquidation accounts in the event of a liquidation of (i) the Company and the Bank or (ii) the Bank, and only in such events. This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after the Conversion in the related deposit balance. The Bank may not pay a dividend on its capital stock if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. In addition, the Company is subject to certain regulations related to the payment of dividends and the repurchase of its capital stock. The Conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

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

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

which is not actively being utilized. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses.

Significant Group Concentration of Credit Risk

Most of the Company’s activities are with customers located within the Wood, Smith, and Van Zandt County areas and the Dallas Fort Worth Metroplex. Note 3 discusses the types of securities in which the Company invests. Note 4 discusses the types of lending in which the Company engages. Approximately 95% of the loan balance at December 31, 2022 and 2021, is secured by real estate. The Company does not have any other significant concentrations to any one industry or customer.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and federal funds sold, all of which mature within ninety days.

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. As of December 31, 2022 and 2021, the Company was not required to maintain any amounts in excess of required reserves.

Balances in transaction accounts at other financial institutions may exceed amounts covered by federal deposit insurance. Management regularly evaluates the credit risk associated with other financial institutions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents. At December 31, 2022 and 2021, the Company had $1,750 and $13,655, respectively, that exceeded amounts covered by federal deposit insurance.

Interest Bearing Deposits in Banks

Interest bearing deposits in banks are carried at cost.

Debt Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Debt securities not classified as held to maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive loss.

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

December 31, 2022 and 2021

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

As of December 31, 2022 and 2021, no impairment charges were recorded for any debt security.

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Company may request redemption at par value of any stock in excess of the amount it is required to hold. Stock redemptions are made at the discretion of FHLB. Due to requirements for additional advances for the year ended December 31, 2022 there were purchases and dividend reinvestments of $583 and $28, respectively. For the year ended December 31, 2021, there were purchases of $13 due to requirements for additional advances. There were no sales during 2022 or 2021. Additionally, the Company periodically evaluates FHLB stock for impairment. As of December 31, 2022 or 2021, no impairment charges were recorded.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off which are measured at historical cost are generally reported at their outstanding unpaid principal balances net of any unearned income, charge-offs, and unamortized deferred fees and costs on originated loans. Interest income is accrued on the unpaid principal balance. The deferral of all loan origination fees and origination costs is quantified annually. In 2022 and 2021, management determined the deferral of these fees and costs to be immaterial to the consolidated financial statements. Unearned income is amortized to interest income using a level yield methodology.

The Company makes disclosures of loans and other financing receivables and the related allowance in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 310, Receivables. The accounting guidance defines a portfolio segment as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses, and a class of financing receivables as the level of disaggregation of portfolio segments based on the initial measurement attributes, risk characteristics and methods for assessing risk. The Company’s portfolio segments are real estate, agriculture, commercial, and consumer and other. The classes of financing receivables within the real estate segment are Construction and Land, Farmland, 1-4 Residential and

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

Multifamily, and Commercial Real Estate. The remaining portfolio segments contain a single class of financing receivables. Under this accounting guidance, the allowance is presented by portfolio segment.

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

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

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

The outstanding balance of real estate secured loans, including all classes of financing receivables within the real estate portfolio segment, that is in excess of the estimated property value, less estimated costs to sell, is generally charged off no later than the end of the month in which the account becomes 180 days past due. The estimated property value, less estimated costs to sell, is determined utilizing appraisals or broker price opinions of the fair value of the collateral.

The outstanding balance of loans within the remaining loan segments (agriculture, commercial, and consumer) are generally charged off no later than the end of the month in which the account becomes 120 days past due. For secured loans, accounts are written down to the collateral value.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Wholesale Lending

The Company has entered into a wholesale lending agreement with a wholesale lender and correspondent bank, TIB. The Company originates the loan and interacts with the customer while the wholesale lender underwrites, funds, closes and services the loan. The Company receives a fee from the wholesale lender at closing for the services provided which is included in noninterest income.

Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

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

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

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

Leases

Leases are classified as operating or finance leases at the lease commencement date. The Company leases certain locations and equipment. The Company records leases on the statements of financial condition in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Company could obtain for similar loans as of the date of commencement or renewal. The Company does not record leases on the consolidated statements of financial condition that are classified as short term (less than one year).

At lease inception, the Company determines the lease term by considering the minimum lease term and all optional renewal periods that the Company is reasonably certain to renew. The lease term is also used to calculate straight-line rent expense. The depreciable life of leasehold improvements is limited by the estimated lease term, including renewals if they are reasonably certain to be renewed. The Company’s leases do not contain residual value guarantees or material variable lease payments that will impact the Company's ability to pay dividends or cause the Company to incur additional expenses.

Operating lease expense consists of a single lease cost allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use asset. Rent expense and variable lease expense are included in occupancy and equipment expense on the Company's consolidated statements of income.

The Company has elected to treat property leases that include both lease and non-lease components as a single component and account for it as a lease.

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

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

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

During the years ended December 31, 2022 and 2021, the Company recognized no interest and penalties. Based on management’s analysis, the Company did not have any uncertain tax positions at December 31, 2022 and 2021.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Texas.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2022 and 2021 amounted to $50 and $46, respectively.

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

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

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

Comprehensive Loss

Comprehensive loss consists of net income and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses on securities available-for-sale.

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

Subsequent Events

Management has evaluated subsequent events through March 30, 2023, which was the date the accompanying consolidated financial statements were issued.

On January 2, 2023, the Company purchased two buildings adjacent to the bank for $550.

On February 22, 2023, the Board of Directors of the Company approved the issuance of a first quarter dividend of $0.02 per share on outstanding common stock to stockholders of record as of the close of business on March 10, 2023 and payable on March 24, 2023.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

On February 28, 2023, the Company issued stock-based compensation to certain members of management for a total of 76,880 stock award shares and 192,204 stock options.

Note 2 -    Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including allocated and committed-to-be-released ESOP shares and restricted stock awards granted on August 31, 2022, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Year Ended
	December 31,
	2022	2021
Net Income	$1,754	$518

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	3,270,823	3,257,759
Less: average unearned ESOP shares	(242,609)	(255,630)
Weighted average shares outstanding for basic earnings per share	3,028,214	3,002,129

Additional dilutive shares	—	—

Weighted average shares outstanding for dilutive earnings per share	3,028,214	3,002,129

Basic and dilutive earnings per share	$0.58	$0.17

Restricted stock awards for 39,084 shares of common stock were not considered in computing diluted earnings per share for 2022, because they were antidilutive. Stock options for 97,728 shares of common stock were not considered in computing diluted earnings per share for 2022, because they were nonvested.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

Note 3 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$25,573	$—	$(1,815)	$23,758
Collateralized mortgage obligations	52,134	584	(2,474)	50,244
State and municipal	16,387	—	(2,606)	13,781
Corporate bonds	5,750	—	(935)	4,815
U.S. Government and agency	16,169	—	(1,614)	14,555
Total securities available for sale	$116,013	$584	$(9,444)	$107,153

Held to Maturity
Debt Securities:
Residential mortgage-backed	$25,817	$—	$(3,132)	$22,685
State and municipal	2,010	—	(80)	1,930
Total securities held to maturity	$27,827	$—	$(3,212)	$24,615

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$19,073	$113	$(401)	$18,785
Collateralized mortgage obligations	11,202	—	(126)	11,076
State and municipal	11,670	36	(167)	11,539
Corporate bonds	2,500	—	(94)	2,406
U.S. Government and agency	13,224	—	(230)	12,994
Total securities available for sale	$57,669	$149	$(1,018)	$56,800

Held to Maturity
Debt Securities:
Residential mortgage-backed	$31,277	$374	$(392)	$31,259
State and municipal	2,405	15	(6)	2,414
Total securities held to maturity	$33,682	$389	$(398)	$33,673

During the year ended December 31, 2022, the Company had sales of available for sale securities of $10,821 with a loss of $29. During the year ended December 31, 2021, the Bank had no sales of available for sale securities or held to maturity securities.

At December 31, 2022 and 2021, securities with a carrying value of $3,162 and $2,745, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2022, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$—	$—
Due from one to five years	15,131	13,775	764	761
Due in five to ten years	16,614	14,082	134	120
After ten years	6,561	5,294	1,112	1,049
Residential mortgage-backed	25,573	23,758	25,817	22,685
Collateralized mortgage obligations	52,134	50,244	—	—
Total	$116,013	$107,153	$27,827	$24,615

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2022
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (66,21)	$16,889	$(1,253)	$21,888	$(3,694)
Collateralized mortgage obligations (11,5)	22,133	(797)	8,790	(1,677)
State and municipal (15,9)	8,638	(1,267)	7,073	(1,419)
Corporate bonds (10,2)	3,963	(787)	852	(148)
U.S. Government and agency (1,13)	2,809	(181)	11,746	(1,433)
Total	$54,432	$(4,285)	$50,349	$(8,371)

	December 31, 2021
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (20,5)	$22,903	$(624)	$5,666	$(169)
Collateralized mortgage obligations (5)	11,076	(126)	—	—
State and municipal (9)	8,416	(173)	—	—
Corporate bonds (2)	906	(94)	—	—
U.S. Government and agency (13)	12,994	(230)	—	—
Total	$56,295	$(1,247)	$5,666	$(169)

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

Mortgage-backed Securities and Collateralized Mortgage Obligations

The unrealized losses on the Company’s investments in residential mortgage-backed securities and collateralized mortgage obligations were caused by interest rate increases and decreases in prepayment speeds. Interest rates have risen sharply throughout 2022 causing increased unrealized losses on securities. The Company has no plans to sell these securities and will continue to monitor the effect of the unrealized losses on the financial statements. The contractual cash flows of many of these investments are guaranteed by agencies of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and decreases in prepayment speeds and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022 or December 31, 2021.

U.S. Government and Agency

The unrealized losses on the Company’s investments in U.S. government and agency securities were caused by market interest rate increases. Interest rates have risen sharply throughout 2022 and caused increases in unrealized losses on securities. The Company has no plans to sell these securities and will continue to monitor the effect of the unrealized losses on the financial statements. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022 or December 31, 2021.

Municipal Securities and Corporate Bonds

The unrealized losses on the Company’s investments in state and municipal securities and corporate bonds were caused by market interest rate increases. Interest rates have risen sharply throughout 2022 and caused increases in unrealized losses on securities. The Company has no plans to sell these securities and will continue to monitor the effect of the unrealized losses on the financial statements. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022 or December 31, 2021.

Other-than-temporary Impairment

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) evaluation by the Company of (a) its intent to sell a debt security prior to recovery and (b) whether it is more likely than not the Company will have to sell the debt security prior to recovery. As of December 31, 2022 and 2021, no investment securities were other-than-temporarily impaired.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

Note 4 -    Loans and Leases

A summary of the balances of loans and leases follows:

	December 31,	December 31,
	2022	2021
Real estate	$240,278	$209,946
Agriculture	189	234
Commercial	7,031	6,141
Consumer and other	5,595	5,538
Subtotal	253,093	221,859
Less allowance for loan and lease losses	(1,755)	(1,592)
Loans and leases, net	$251,338	$220,267

The following tables set forth information regarding the activity in the allowance for loan and lease losses for the years ended December 31, 2022 and 2021:

	December 31, 2022
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Allowance for loan and lease losses:
Balance, January 1, 2022	$1,178	$1	$357	$56	$1,592
Charge-offs	—	—	—	(58)	(58)
Recoveries	—	—	—	13	13
Provision	154	—	2	52	208
Balance, December 31, 2022	$1,332	$1	$359	$63	$1,755
Balance, December 31, 2022 allocated to loans and leases individually evaluated for impairment	$—	$—	$300	$—	$300
Balance, December 31, 2022 allocated to loans and leases collectively evaluated for impairment	$1,332	$1	$59	$63	$1,455
Loans and leases receivable:
Balance, December 31, 2022 loans and leases individually evaluated for impairment	$945	$—	$531	$—	$1,476
Balance, December 31, 2022 loans and leases collectively evaluated for impairment	239,333	189	6,500	5,595	251,617
Balance, December 31, 2022	$240,278	$189	$7,031	$5,595	$253,093

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

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

The Company evaluates the loan risk grading system definitions and allowance for loan and lease loss methodology on an ongoing basis. No significant changes were made during the years ended December 31, 2022 or 2021.

The following table sets forth information regarding the internal classification of the loan and lease portfolio:

	December 31, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Real estate
Construction and land	$35,608	$649	$—	$—	$—	$36,257
Farmland	7,231	—	327	—	—	7,558
1‑4 Residential & multi-family	160,472	9	2,304	—	—	162,785
Commercial real estate	33,482	—	196	—	—	33,678
Agriculture	189	—	—	—	—	189
Commercial	6,496	—	146	389	—	7,031
Consumer and other	5,562	—	33	—	—	5,595
Total	$249,040	$658	$3,006	$389	$—	$253,093

	December 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Real estate
Construction and land	$17,560	$—	$90	$—	$—	$17,650
Farmland	6,083	—	359	—	—	6,442
1‑4 Residential & multi-family	151,708	556	1,904	—	—	154,168
Commercial real estate	30,418	—	1,268	—	—	31,686
Agriculture	234	—	—	—	—	234

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

Commercial	5,652	—	52	437	—	6,141
Consumer and other	5,478	12	48	—	—	5,538
Total	$217,133	$568	$3,721	$437	$—	$221,859

The following table sets forth information regarding the credit risk profile based on payment activity of the loan and lease portfolio:

	December 31, 2022			December 31, 2021
		Non-			Non-
	Performing	performing	Total	Performing	performing	Total
Real estate
Construction and land	$36,257	$—	$36,257	$17,650	$—	$17,650
Farmland	7,393	165	7,558	6,250	192	6,442
1‑4 Residential & multi-family	162,237	548	162,785	153,400	768	154,168
Commercial real estate	33,608	70	33,678	31,563	123	31,686
Agriculture	189	—	189	234	—	234
Commercial	6,633	398	7,031	5,667	474	6,141
Consumer and other	5,595	—	5,595	5,505	33	5,538
Total	$251,912	$1,181	$253,093	$220,269	$1,590	$221,859

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

The following table sets forth information regarding the delinquencies not on nonaccrual within the loan and lease portfolio:

	December 31, 2022
						Recorded
		90 Days				Investment
	30‑89 Days	and	Total		Total	> 90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
Real estate
Construction and land	$930	$—	$930	$35,327	$36,257	$—
Farmland	162	—	162	7,396	7,558	—
1‑4 Residential & multi-family	1,215	—	1,215	161,570	162,785	—
Commercial real estate	126	—	126	33,552	33,678	—
Agriculture	—	—	—	189	189	—
Commercial	—	1	1	7,030	7,031	1
Consumer and other	10	—	10	5,585	5,595	—
Total	$2,443	$1	$2,444	$250,649	$253,093	$1

	December 31, 2021
						Recorded
		90 Days				Investment
	30‑89 Days	and	Total		Total	> 90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
Real estate
Construction and land	$1,620	$—	$1,620	$16,030	$17,650	$—
Farmland	—	—	—	6,442	6,442	—
1‑4 Residential & multi-family	305	—	305	153,863	154,168	—
Commercial real estate	—	—	—	31,686	31,686	—
Agriculture	—	—	—	234	234	—
Commercial	30	—	30	6,111	6,141	—
Consumer and other	19	—	19	5,519	5,538	—
Total	$1,974	$—	$1,974	$219,885	$221,859	$—

The following table sets forth information regarding the nonaccrual status within the loan and lease portfolio as of December 31, 2022 and 2021:

	2022	2021
Real estate
Construction and land	$—	$—
Farmland	165	192
1‑4 Residential & multi-family	548	768
Commercial real estate	70	123
Agriculture	—	—
Commercial	398	474
Consumer and other	—	33
Total	$1,181	$1,590

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the years ended December 31, 2022 and 2021.

The following table presents interest income recognized on impaired loans for the years ended December 31, 2022 and 2021:

	2022	2021
Real estate
1-4 Residential & multi-family	$8	$13
Commercial real estate	13	64
Commercial	2	20
	$23	$97

The following table sets forth information regarding impaired loans as of December 31, 2022:

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance
Real estate
Farmland	$165	$223	$—	$179
1‑4 Residential & multi-family	710	765	—	843
Commercial real estate	70	76	—	97
Commercial	142	145	—	90
Consumer and other	—	—	—	17

With a related allowance
Commercial	389	417	300	425

Total
Real estate
Farmland	165	223	—	179
1-4 Residential & multi-family	710	765	—	843
Commercial real estate	70	76	—	670
Commercial	531	562	300	503
Consumer and other	—	—	—	17
	$1,476	$1,626	$300	$2,212

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

There were no troubled debt restructurings that occurred during the year ended December 31, 2022.

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

At December 31, 2022 and 2021, the Company had a recorded investment of $364 and $493, respectively, of troubled debt restructured loans. The Company has no current commitments to loan additional funds to the borrowers whose loans have been modified.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

	December 31,
	2022	2021
Total minimum lease payments to be received	$70	$115
Less interest income	(6)	(10)
Net investment in direct financing lease	$64	$105

At December 31, 2022, the scheduled financing lease payments are as follows:

2023	$31
2024	13
2025	13
2026	13
$70

Note 6 - Loan Servicing

Mortgage loans serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans are summarized as follows:

	December 31,
	2022	2021
Mortgage loan portfolio serviced for FHLMC	$1,025	$1,148

Note 7 -    Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2022	2021
Land	$1,351	$1,175
Buildings and improvements	7,933	7,745
Furniture, fixtures and equipment	2,610	2,591
	11,894	11,511
Accumulated depreciation	(5,595)	(5,296)
Total	$6,299	$6,215

Depreciation expense for the years ended December 31, 2022 and 2021, amounted to $299 and $305, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Total right-of-use assets and lease liabilities at December 31, 2022 and 2021 were as follows:

		December 31,
	Statement of Financial Condition Classification	2022	2021
Right-of-use assets:
Operating leases	Other assets	$416	$472

Lease Liabilities:
Operating lease liabilities	Accrued expenses and other liabilities	$416	$472

Total lease costs for the years ended December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Operating lease cost	$72	$72

The future minimum lease payments under noncancelable operating leases with terms greater than one year at December 31, 2022 are as follows:

Operating Leases
2023	$70
2024	71
2025	75
2026	72
2027	60
Thereafter	106
Total undiscounted lease payments	454
Less: imputed interest	(38)
Net lease liabilities	$416

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

Supplement Lease Information

	December 31,
	2022	2021
Weighted-average remaining lease term
Operating leases	6.35 Years	7.32 Years

Weighted-average discount rate
Operating leases	2.60%	2.79%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$72	$70

Note 9 -    Deposits

The aggregate amount of time deposits meeting or exceeding FDIC limits of $250,000 or more at December 31, 2022 and 2021, was $5,394 and $13,388, respectively. Deposits include $12,000 of callable brokered deposits issued as part of an investment strategy that are fully insured with $6,000 maturing in 2025 and $6,000 maturing in 2027. At December 31, 2022, the scheduled maturities of time deposits are as follows:

2023	$49,120
2024	18,621
2025	14,269
2026	640
2027	6,768

Total	$89,418

Note 10 -    Advances from Federal Home Loan Bank

The Company had outstanding advances from Federal Home Loan Bank totaling $62,494 and $27,751 at December 31, 2022 and 2021, respectively. Such advances had a weighted average interest rate of 3.40% and 2.12% at December 31, 2022 and 2021, respectively. Scheduled maturities of the advances, which are subject to restrictions or penalties in the event of prepayment at December 31, 2022 are as follows:

2023	$14,691
2024	16,433
2025	5,507
2026	23,000
2027	2,241
Thereafter	622

Total	$62,494

Under these agreements, the Company had unused lines of credit amounting to $73,437 at December 31, 2022. Pursuant to a blanket collateral agreement with the FHLB, advances were secured by all stock and deposit accounts with the

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

FHLB, mortgage collateral, securities collateral, and other collateral. At December 31, 2022, $4,528 of securities were specifically pledged. No securities were specifically pledged as of December 31, 2021.

Note 11 -    Income Taxes

Allocation of income taxes between current and deferred portions is as follows:

	Years ended December 31,
	2022	2021

Current federal income tax expense	$398	$281
Deferred federal income tax expense (benefit)	7	(207)
Deferred state income tax expense	18	19

Total provision	$423	$93

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate at December 31, 2022 and 2021, is as follows:

	2022	2021

Income tax expense at the statutory rate	21.00%	21.00%
State income taxes	0.81	3.05
Nontaxable earnings	(2.77)	(8.85)
Nondeductible expenses	0.41	0.62
Other	(0.04)	(0.60)

Total provision	19.41%	15.22%

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

The components of the net deferred tax asset are as follows:

	December 31,
	2022	2021
Deferred tax assets
Allowance for loan and lease losses	$368	$334
Organizational costs	—	2
Intangible assets	59	44
Deferred compensation	191	154
State income tax credit	62	76
Stock options and awards	18	—
Charitable contribution credit	73	113
Unrealized loss on securities available for sale	1,860	182

	2,631	905
Deferred tax liabilities
Depreciable assets	(116)	(135)
Accrual to cash	(166)	(78)
Mortgage servicing rights	(1)	(2)
Other	(44)	(39)

	(327)	(254)

Net deferred tax asset	$2,304	$651

No valuation allowance for deferred tax assets was recorded as of December 31, 2022 and 2021, as management believes the amounts representing future deferred tax benefits will more likely than not be recognized since the Company is expected to have sufficient taxable income of an appropriate character within the carryback and carryforward periods as permitted by the tax law to allow for utilization of the future deductible amounts.

Retained earnings at December 31, 2022 and 2021, includes $2,663, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was $559 at December 31, 2022 and 2021.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

At December 31, 2022 and 2021, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2022	2021
Commitments to extend credit	$43,327	$27,374

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

The Company is party to an agreement with the Federal Reserve Bank of Boston that provides the Company with a federal funds line of credit in an amount tied to securities on deposit with that bank. The Company pays no fees for this line of credit and has not drawn upon it. The Company is party to agreements with its correspondent banks that provide the Company with up to $23,500 federal funds lines of credit to support overnight funding needs. The Company pays no fees for the lines of credit and has not drawn upon them. One line renews annually and the other lines are in effect until either party changes the terms of the agreement.

At December 31, 2022, the Company had no commitments to purchase securities.

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

Note 14 -    Employee Benefit Plan

The Company sponsors a defined contribution 401(k) retirement plan covering substantially all of its employees. The plan provides for the Company to match employees’ contributions up to five percent of an employee’s annual salary. In addition, the Company offers a profit-sharing component to the 401(k) plan under which the Company may contribute an equal amount to the account of each employee. The amount of the profit-sharing contribution is discretionary and determined annually by the board of directors. The employees are 100% vested after six years of service. Prior to full vesting, the employees are vested from 20% to 80% depending on the length of service. The Company’s contributions for the years ended December 31, 2022 and 2021, were $182 and $165, respectively.

The Company has a deferred compensation plan with a member of its board of directors that permits that director to defer a portion of his compensation and earn a guaranteed interest rate on the deferred amounts. The portion of the director’s compensation that is deferred has been accrued and the only other expense related to this plan is the interest on the deferred amounts. Interest expense during the years ended December 31, 2022 and 2021, included $10 and $11, respectively, related to this plan. The Company has included $184 and $192 of deferred compensation payable at December 31, 2022 and 2021, respectively, which is included in accrued expenses and other liabilities.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

To fund this plan, the Company has purchased a corporate-owned whole-life insurance contract on the director. The Company has included $121 and $116 in bank-owned life insurance at December 31, 2022 and 2021, respectively, which represents the cash surrender value of this policy.

Effective January 1, 2013, the Company adopted a deferred compensation incentive plan for five key employees. During 2022 and 2021, the plan included eight employees. The plan provides for an individually agreed upon percentage of net income for the plan year to be deferred and vested over five years. The deferred compensation will earn interest over the vesting period. The vested benefit is to be paid within 90 days of the end of each plan year. The plan will continue each year unless terminated by the Company prior to the beginning of each plan year. The Company recorded compensation expense related to this program in the amount of $275 and $211 for the years ended December 31, 2022 and 2021, respectively. The remaining amount of bonus to be paid out before interest is $624 and is expected to be fully expensed by the year ending December 31, 2024. An accrual of $596 and $426 for December 31, 2022 and 2021, respectively, is included in accrued expenses and other liabilities.

To partially fund benefit plans, Mineola Community Bank maintains the Mineola Community Bank Split Dollar Life Insurance Plan, which consists of thirteen life insurance policies on ten current, two retired officers and one former officer. The executive has the right to designate a beneficiary who will receive his or her share of the net death benefit payable upon his or her death if the employment conditions of the plan have been met. The policies are owned by Mineola Community Bank, which paid the premium due on the policies. Under the plan, the insured beneficiary will receive an agreed upon amount and Mineola Community Bank is entitled to the remaining death benefit or the entire death benefit in cases where plan employment conditions were not met. The Company has included $6,004 and $5,904 in bank-owned life insurance on bank officers at December 31, 2022 and 2021, which represents the cash surrender value of the policies.

Note 15 -    Employee Stock Ownership Plan

In connection with the Conversion to an entity owned by shareholders, the Company established an ESOP for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase 260,621 shares (approximately 8.0% of the common stock issued in connection with the Conversion). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years.

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP will be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $213 and $202 for the years ended December 31, 2022 and 2021, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

A summary of the ESOP shares as of December 31, 2022 and 2021 are as follows:

	2022	2021
Shares allocated to participants	26,062	13,031
Shares distributed to retiring participant	(220)	—
Unreleased shares	234,559	247,590
Total	260,401	260,621
Fair value of unreleased shares	$3,600	$3,838

Note 16 - Stock-Based Compensation

The Company has one equity incentive plan with two share-based compensation awards as described below. Total compensation cost that has been charged against income for those plans was $84 for the year ended December 31, 2022.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions determined by management. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data when available to estimate option exercise and post-vesting termination behavior. Due to lack of historical data, the Company estimated the expected term of options granted is 7.5 years. This represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The Company’s accounting policy is to recognize forfeitures as they occur. The risk-free interest rate for the expected term of the options is based on the 7-year U.S. Treasury yield curve in effect at the time of the grants. On August 31, 2022, the non-employee directors of the Company were granted 97,728 stock options with a cost of $6.50 per option and an exercise price of $16.00. These options will vest annually over a five year period ending August 31, 2027 and will expire on August 31, 2032. Compensation expense for the stock options for the year ended was $42.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

2022
Expected volatility	30.25%
Expected dividends	-%
Expected term (in years)	7.50
Risk-free rate	3.25%

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

A summary of the activity in the stock option awards for 2022 follows:

Weighted-Average
		Weighted-Average	Remaining
Options	Options	Exercise Price	Contractual Term
Outstanding at December 31, 2021	-	$-	-
Granted	97,728	16.00	4.7
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2022	97,728	$16.00	4.7
.
Exercisable at December 31, 2022	-	$-	-

Weighted-Average
Grant Date
Non-Vested Options	Options	Fair Value
Non-vested at December 31, 2021	-	$-
Granted	97,728	6.50
Vested	-	-
Exercised	-	-
Forfeited	-	-
Non-vested at December 31, 2022	97,728	$6.50

As of December 31, 2022, there was $593 of total unrecognized compensation cost related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of five years.

Restricted Stock Awards

The Equity Plan also permits the grant of restricted stock to its directors. Compensation expense for restricted stock awards is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the closing stock price of the Company on grant date. Restricted shares fully vest on the fifth anniversary of the grant date. On August 31, 2022, the non-employee directors of the Company were granted 39,084 shares of Company stock at a fair market value of $16.00 per share. These stock awards will vest in five equal annual installments through August 31, 2027. Compensation expense for the stock awards for the year ended December 31, 2022 was $42.

A summary of changes in the Company’s nonvested shares for the year follows:

Weighted-Average
Grant Date
Non-Vested Shares	Shares	Fair Value
Non-vested at December 31, 2021	-	$-
Granted	39,084	16.00
Vested	-	-
Exercised	-	-
Forfeited	-	-
Non-vested at December 31, 2022	39,084	$16.00

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

As of December 31, 2022, there was $584 of total unrecognized compensation cost related to nonvested restricted stock granted under the plan. The cost is expected to be recognized over a weighted-average period of five years.

Note 17 -    Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates.

Annual activity consisted of the following:

	December 31,
	2022	2021

Beginning balance	$4,022	$5,706
Additions	3,536	1,830
Repayments	(2,541)	(3,514)
Ending balance	$5,017	$4,022

Deposits from related parties held by the Company at December 31, 2022 and 2021, amounted to $5,916 and $4,027, respectively.

Note 18 -    Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Year Ended
	December 31,
	2022	2021
Supplemental cash flow information:
Loan originations to facilitate the sale of foreclosed assets	$8	$—

Cash paid for
Interest on deposits	$1,360	$1,536
Interest on FHLB advances	709	620
Other interest	10	11
Income taxes	350	320

Note 19 -    Minimum Regulatory Capital Requirements

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At December 31, 2022 and 2021, the Bank’s CBLR ratio was 12.31% and 12.89%, respectively, which exceeded all regulatory capital requirements under the CBLR framework and the Bank was considered to be “well-capitalized.”

Under the CLBR framework, banks and their bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9%, are eligible to opt into the CBLR framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% are considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable capital rules) and, if applicable, are considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Accordingly, a qualifying community banking organization that exceeds the 9% CBLR is considered to have met: (i) the generally applicable risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; (iii) any other applicable capital or leverage requirements. A qualifying community banking organization that elects to be under the CBLR framework generally would be exempt from the current capital framework, including risk-based capital requirements and capital conservation buffer requirements.

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

Note 20 -    Fair Value Measurements

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

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

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

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There have been no changes in valuation techniques during the years ended December 31, 2022 and 2021.

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

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same or similar factors above.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2022 and 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$23,758	$—	$23,758
Collateralized mortgage obligations	—	50,244	—	50,244
State and municipal	—	13,781	—	13,781
Corporate bonds	—	4,815	—	4,815
U.S. Government and agency	—	14,555	—	14,555
Total financial assets	$—	$107,153	$—	$107,153

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$18,785	$—	$18,785
Collateralized mortgage obligations	—	11,076	—	11,076
State and municipal	—	11,539	—	11,539
Corporate bonds	—	2,406	—	2,406
U.S. Government and agency	—	12,994	—	12,994
Total financial assets	$—	$56,800	$—	$56,800

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$89	$89
	$—	$—	$89	$89

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$1,274	$1,274
Nonfinancial assets
Foreclosed assets	—	—	209	209
	$—	$—	$1,483	$1,483

During the years ended December 31, 2022 and 2021, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation based upon the fair value of the underlying collateral. At December 31, 2022, impaired loans with a carrying value of $389 were reduced by specific valuation allowance allocations totaling $300 to a reported fair value of $89. At December 31, 2021, impaired loans with a carrying value of $1,582 were reduced by specific valuation allowance allocations totaling $308 to a reported fair value of $1,274. The fair value of impaired loans is determined based on collateral valuations utilizing Level 3 valuation inputs. There was no change to the provision for loan and lease losses as a result of the valuation allowance for the years ended December 31, 2022 and 2021.

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2022	Technique	Inputs	Values

Impaired loans	$89	Appraisal of collateral (1)	Appraisal adjustment	10-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2021	Technique	Inputs	Values

Impaired loans	$1,274	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Foreclosed assets	$209	Appraisal of collateral (1)	Appraisal adjustment	10-25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$8,927	$—	$—	$8,927	$8,927
Interest bearing deposits in banks	2,055	—	—	2,055	2,055
Securities held to maturity	—	24,615	—	24,615	27,827
Loans, net	—	—	251,794	251,794	251,274
Net investment in direct financing leases	—	—	64	64	64
Interest receivable	1,327	—	—	1,327	1,327
Restricted investments carried at cost	—	2,805	—	2,805	2,805
Mortgage servicing rights	—	—	7	7	7
Financial liabilities
Deposits	—	—	298,050	298,050	296,077
FHLB advances	—	—	60,825	60,825	62,494
Interest payable	332	—	—	332	332

	December 31, 2021
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$21,915	$—	$—	$21,915	$21,915
Interest bearing deposits in banks	14,955	—	—	14,955	14,955
Securities held to maturity	—	33,673	—	33,673	33,682
Loans, net	—	—	224,354	224,354	220,162
Net investment in direct financing leases	—	—	105	105	105
Interest receivable	931	—	—	931	931
Restricted investments carried at cost	—	2,037	—	2,037	2,037
Mortgage servicing rights	—	—	8	8	8
Financial liabilities
Deposits	—	—	274,995	274,995	274,933
FHLB advances	—	—	28,259	28,259	27,571
Interest payable	128	—	—	128	128

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

December 31, 2022 and 2021

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

Note 21 -    Core Deposit Intangible

Core deposit intangible assets were recorded as part of the MapleMark Edgewood Branch Acquisition.

The components of core deposit intangible assets were as follows:

	December 31,
	2022	2021

Core deposit intangible	$926	$926
Less accumulated amortization	(529)	(397)
Net core deposit intangible	$397	$529

Core deposit intangible assets are amortized on a straight-line basis over their estimated life of 7 years. There was $132 of amortization expense related to intangible assets for each of the years ended December 31, 2022 and 2021. The estimated aggregate future amortization expense for core deposit intangible assets remaining as of December 31, 2022, was as follows:

Years ended December 31:
2023	$132
2024	132
2025	133
Total	$397

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

Note 22 -    Condensed Parent Company Financial Statements

Included below are the condensed financial statements of the Parent Company, Texas Community Bancshares, Inc.:

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$13,295	$13,531
Investment in subsidiary	42,160	46,429
Other receivables	62	26
Deferred income taxes	72	111
Restricted investment carried at cost	157	—
Other assets	133	40
	$55,879	$60,137
Liabilities
Accrued expenses and other liabilities	9	5

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized,
none issued and outstanding	$—	$—
Common stock, $0.01 par value, 19,000,000 shares authorized,
3,296,843 and 3,257,759 shares issued and outstanding at December 31, 2022 and 2021, respectively	33	33
Additional paid in capital	31,099	30,932
Retained earnings	34,083	32,329
Accumulated other comprehensive loss	(6,999)	(686)
Unearned Employee Stock Ownership Program shares	(2,346)	(2,476)
Total shareholders' equity	55,870	60,132
	$55,879	$60,137

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

	December 31,
	2022	2021

Expenses
Contribution expense - TCBS Foundation	$—	$575
Other expenses	257	76

Total expenses	257	651

Loss Before Income Taxes and Equity in Earnings of Subsidiary	(257)	(651)

Income Tax Benefit	(52)	(136)

Loss Before Equity in Earnings of Subsidiary	(205)	(515)

Equity in Earnings of Subsidiary
Dividend income	—	500
Undistributed earnings of subsidiary	1,959	533

Total equity in earnings of subsidiary	1,959	1,033

Net Income	$1,754	$518

Other items of comprehensive loss
Unrealized loss on investment securities available for sale, before tax	(8,020)	$(1,031)
Reclassification adjustment for realized loss on sale of investment securities included in net income	29	—
Income tax benefit related to other items of comprehensive loss	1,678	217

Total other items of comprehensive loss, net of tax benefit	(6,313)	(814)

Comprehensive Loss	$(4,559)	$(296)

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

	December 31,
	2022	2021

Operating Activities
Net income	$1,754	$518
Adjustments to reconcile net income to
net cash (used for) from operating activities
Equity in undistributed earnings of subsidiary	(1,959)	(533)
ESOP compensation expense for allocated shares	213	202
Deferred tax benefit	39	(111)
Increase in other assets	(129)	(66)
Increase in accrued expenses	3	5

Net Cash (used for) from Operating Activities	(79)	15

Investing Activities
Purchase of restricted investments	(157)	—
Dividends received	—	40

Net Cash (used for) from Investing Activities	(157)	40

Financing Activities
Proceeds from issuance of common stock, net of offering costs	—	30,883
Proceeds from conversion transferred to bank	—	(15,267)
Loan to ESOP for purchase of common stock	—	(2,606)

Net Cash from Financing Activities	—	13,010

Net Change in Cash and Cash Equivalents	(236)	13,065

Cash and Cash Equivalents at Beginning of Year	13,531	466

Cash and Cash Equivalents at End of Year	$13,295	$13,531

Note 23 -    Recently Issued But Not Yet Effective Accounting Pronouncements

Accounting Standards Updated (ASU) 2016‐13, “Financial Instruments ‐ Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016‐13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016‐13 is effective for the Company on January 1, 2023. The Company has approved a third-party vendor recommended by the Current Expected Credit Losses team. Management has been working with their third party and reviewing loan data and other inputs into the model during the quarter ended December 31, 2022, as well as re-evaluating the Company’s internal and external factors, including economic and peer data.  The Company adopted ASU 2016-13 on January 1, 2023 and will disclose the financial impacts in the Company’s Form 10-Q for the quarter ending

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(Amounts in thousands, except for share and per share data)

March 31, 2023. Management has made an election to move the impact through capital as of the date of adoption. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.

ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) by creditors in ASC 310-40. This Update also enhances disclosure requirements for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity will apply the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Additionally, the amendments in this ASU require a public business entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases in the existing vintage disclosures. The amendments in this Update are effective for the Company’s annual and interim periods beginning on January 1, 2023. This Update requires prospective transition for the disclosures related to loan restructurings for borrowers experiencing financial difficulty and the presentation of gross write-offs in the vintage disclosures. The guidance related to the recognition and measurement of TDRs may be adopted on a prospective or modified retrospective transition method. The effect of adopting this standard is not anticipated to have a material impact on the Company’s consolidated financial statements.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

(a) Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b)Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

The Company’s management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria set forth in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permits the Company to provide only management’s report in this annual report.

(c)Changes to Internal Control Over Financial Reporting

During the year ended December 31, 2022, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.Other Information

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

The Company’s has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy is available on the Investors section of Mineola Community Bank’s website at www.mineolacb.com.

The information contained in the sections captioned “Business Items to be Voted on by Stockholders – Item 1 Election of Directors,” “Other Information Relating to Directors and Executive Officers” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “ 2023 Proxy Statement”) is incorporated herein by reference.

ITEM 11.Executive Compensation

The information contained in the sections captioned “Executive Compensation” and “Directors’ Compensation” in the 2023 Proxy Statement is incorporated herein by reference.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Stock-Based Compensation Plans

The following information is presented for the Texas Community Bancshares, Inc. 2022 Equity Incentive Plan, as of December 31, 2022:

Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
Plan Category	warrants and rights	warrants and rights	plans (excluding securities
	(column a)	(column b)	reflected in column (a))

Equity compensation plans approved by stockholders	97,728	$16.00	319,273

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	97,728	$16.00	319,273

(b)	Securities Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the 2023 Proxy Statement.

(c)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the 2023 Proxy Statement.

(d)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a later date result in a change in control of the Company.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Other Information Relating to Directors and Executive Officers – Transactions with Certain Related Persons” and “Corporate Governance” of the 2023 Proxy Statement.

ITEM 14.Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Business Items to be Voted on by Stockholders – Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of the 2023 Proxy Statement.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of Texas Community Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2022)

3.2	Amended and Restated Bylaws of Texas Community Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed on January 26, 2022)
4.1

Form of Common Stock Certificate of Texas Community Bancshares, Inc. (incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934
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
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in inline XBRL:  (i) Statements of
Financial Condition, (ii) Statements of Income, (iii) Statements of Comprehensive Loss, (iv) Changes in Shareholders’ Equity, (v) Statements of Cash Flows and (vi) Notes to the Financial Statements.

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

TEXAS COMMUNITY BANCSHARES, INC.

Date: March 30, 2023	By:	/s/ James H. Herlocker, III
James H. Herlocker, III
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James H. Herlocker, III	Chairman, President and Chief Executive Officer	March 30, 2023
James H. Herlocker, III	(Principal Executive Officer)

/s/ Julie Sharff	Senior Vice President and Chief Financial Officer	March 30, 2023
Julie Sharff, CPA	(Principal Financial and Accounting Officer)

/s/ Demethrius T. Boyd	Director	March 30, 2023
Demethrius T. Boyd

/s/ Clifton D. Bradshaw	Director	March 30, 2023
Clifton D. Bradshaw

/s/ James B. Harder	Director	March 30, 2023
James B. Harder

/s/ Kerry A. Kindle	Director	March 30, 2023
Kerry A. Kindle

/s/ Sheree A. Mize	Corporate Secretary and Director	March 30, 2023
Sheree A. Mize

/s/ Mark A. Pickens	Director	March 30, 2023
Mark A. Pickens

/s/ Jerry Presswood	Director	March 30, 2023
Jerry Presswood

/s/ Kerry Nan Saucier	Director	March 30, 2023
Kerry Nan Saucier

/s/ Anthony R. Scavuzzo	Director	March 30, 2023
Anthony R. Scavuzzo

/s/ Johnny Sherrill	Director	March 30, 2023
Johnny Sherrill

/s/ Robert L. Smith, III	Director	March 30, 2023
Robert L. Smith, III

/s/ Bryan Summerville	Director	March 30, 2023
Bryan Summerville

/s/ Glen Thurman	Director	March 30, 2023
Glen Thurman