Form 10-Q
period 2023-03-31
Texas Community Bancshares, Inc.
filed 2023-05-15
CIK 1849466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 3,373,723 shares, par value $0.01 per share, of the Registrant’s common stock outstanding as of May 10, 2023.

Texas Community Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

March 31, 2023 and December 31, 2022

(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Cash and due from banks	$4,939	$6,897
Federal funds sold	1,906	2,030
Cash and cash equivalents	6,845	8,927
Interest bearing deposits in banks	2,603	2,055
Securities available for sale	98,736	107,153
Securities held to maturity (fair values of $26,082 at March 31, 2023 and $24,615 at December 31, 2022)	28,996	27,827
Loans receivable, net of allowance for credit losses of $2,859 at March 31, 2023 and $1,755 at December 31, 2022	259,826	251,274
Net investment in direct financing leases	53	64
Accrued interest receivable	1,332	1,327
Premises and equipment, net	7,259	6,299
Bank-owned life insurance	6,150	6,125
Restricted investments carried at cost	2,823	2,805
Core deposit intangible	364	397
Mortgage servicing rights, net	7	7
Deferred income taxes	2,172	2,304
Other assets	845	782
	$418,011	$417,346
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$44,384	$45,823
Interest bearing	253,092	250,254
Total deposits	297,476	296,077
Advances from Federal Home Loan Bank (FHLB)	62,331	62,494
Accrued expenses and other liabilities	2,755	2,905
Total liabilities	362,562	361,476
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,373,723 and 3,296,843 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	34	33
Additional paid in capital	31,218	31,099
Retained earnings	31,989	34,083
Accumulated other comprehensive loss	(5,479)	(6,999)
Unearned Employee Stock Ownership Program (ESOP) shares, at cost	(2,313)	(2,346)
Total shareholders' equity	55,449	55,870
	$418,011	$417,346

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022

Interest Income
Loans, including fees	$2,780	$2,374
Debt securities
Taxable	1,204	335
Non taxable	49	38
Dividends on restricted investments	25	5
Federal funds sold	39	9
Deposits with banks	49	6
Total interest income	4,146	2,767
Interest Expense
Deposits	986	311
Advances from FHLB	526	144
Other	2	3
Total interest expense	1,514	458
Net Interest Income	2,632	2,309
Provision for Credit Losses - loans	82	40
Provision for Credit Losses - off-balance sheet credit exposures	8	—
Provision for Credit Losses	90	40
Net Interest Income After Provision for Credit Losses	2,542	2,269
Noninterest Income
Service charges on deposit accounts	161	165
Other service charges and fees	279	256
Net loss on securities transactions	(1,687)	—
Net appreciation on bank-owned life insurance	25	25
Other income	15	7
Total noninterest (loss) income	(1,207)	453
Noninterest Expenses
Salaries and employee benefits	1,567	1,362
Occupancy and equipment expense	197	192
Data processing	221	191
Technology expense	109	88
Contract services	62	35
Director fees	98	96
Other expense	384	279
Total noninterest expenses	2,638	2,243
(Loss) Income Before Income Taxes	(1,303)	479
Income Tax (Benefit) Expense	(286)	88
Net (Loss) Income	$(1,017)	$391
Earnings (loss) per share - basic	$(0.33)	$0.13
Earnings (loss) per share - diluted	$(0.33)	$0.13
Weighted-average shares outstanding - basic	3,088,802	3,010,314
Weighted-average shares outstanding - diluted	3,088,802	3,010,314

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022
Net (Loss) Income	$(1,017)	$391

Other items of comprehensive income (loss)
Net changes in fair value of available for sale securities, before tax	238	(3,161)
Reclassification adjustment for realized loss on sale of investment securities included in net income (loss), before tax	1,687	—
Total other items of comprehensive income (loss), before tax	1,925	(3,161)

Income tax (expense) benefit related to other items of comprehensive income (loss)	(405)	663
Total other items of comprehensive income (loss), after tax	1,520	(2,498)

Comprehensive Income (Loss)	$503	$(2,107)

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned	Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Shareholders'
Three Months Ended March 31, 2023 and 2022	Stock	Stock	Capital	Earnings	Loss	Shares	Equity
Balance at January 1, 2023	$—	$33	$31,099	$34,083	$(6,999)	$(2,346)	$55,870
Cumulative change in accounting principle (adoption of ASC 326)	—	—	—	(1,010)	—	—	(1,010)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	—	33	31,099	33,073	(6,999)	(2,346)	54,860
Net loss	—	—	—	(1,017)	—	—	(1,017)
Stock based compensation expense	—	—	103	—	—	—	103
Issuance of restricted stock awards	—	1	—	—	—	—	1
Net changes in fair value of available for sale securities, net of tax expense of $405	—	—	—	—	1,520	—	1,520
Cash dividend declared ($0.02 per share)	—	—	—	(67)	—	—	(67)
ESOP shares committed to be released, 3,258 shares	—	—	16	—	—	33	49
Balance at March 31, 2023	$—	$34	$31,218	$31,989	$(5,479)	$(2,313)	$55,449

Balance at January 1, 2022	$—	$33	$30,932	$32,329	$(686)	$(2,476)	$60,132
Net income	—	—	—	391	—	—	391
Net changes in fair value of available for sale securities, net of tax benefit of $663	—	—	—	—	(2,498)	—	(2,498)
ESOP shares committed to be released, 3,258 shares	—	—	18	—	—	33	51
Balance at March 31, 2022	$—	$33	$30,950	$32,720	$(3,184)	$(2,443)	$58,076

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022
Operating Activities
Net (loss) income	$(1,017)	$391
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses - loans	82	40
Provision for credit losses - off-balance sheet credit exposures	8	—
Net (accretion) amortization of securities	(44)	140
Depreciation and amortization	109	109
Net realized loss on sales of securities available for sale	1,687	—
Appreciation on bank-owned life insurance	(25)	(25)
ESOP compensation expense for allocated shares	49	51
Stock-based compensation	103	—
Deferred income tax benefit	(273)	(68)
Net change in
Accrued interest receivable	(5)	27
Other assets	(62)	(22)
Accrued expenses and other liabilities	(150)	30
Net Cash from Operating Activities	462	673
Investing Activities
Net change in interest bearing deposits in banks	(548)	9,620
Activity in available for sale securities
Purchases	(9,511)	(11,519)
Sales	17,027	—
Maturities, prepayments and calls	1,213	1,087
Activity in held to maturity securities
Purchases	(2,139)	—
Maturities, prepayments and calls	940	2,104
Redemptions of restricted investments	8	—
Purchases of restricted investments	(26)	(3)
Loan originations and principal collections, net	(9,652)	(4,346)
Net decrease in net investment in direct financing leases	11	11
Purchases of premises and equipment	(1,036)	(197)
Net Cash used for Investing Activities	(3,713)	(3,243)
Financing Activities
Net increase in deposits	1,399	6,742
Advances from FHLB and other borrowings	7,000	—
Payments on FHLB and other borrowings	(7,163)	(517)
Cash dividend declared and paid	(67)	—
Net Cash from Financing Activities	1,169	6,225
Net Change in Cash and Cash Equivalents	(2,082)	3,655
Cash and Cash Equivalents at Beginning of Period	8,927	21,915
Cash and Cash Equivalents at End of Period	$6,845	$25,570

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

Note 1 -    Summary of Significant Accounting Policies

General

Texas Community Bancshares, Inc. (the “Company”), a Maryland corporation and registered bank holding company, was incorporated on March 5, 2021 and became the holding company for Mineola Community Bank, SSB (the “Bank”) upon the conversion of Mineola Community Mutual Holding Company (“MHC”) from a mutual holding company to a stock holding company (the “Conversion”). The Conversion was completed on July 14, 2021 and was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in Mineola, Texas and the surrounding area and the Dallas Fort Worth Metroplex. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (GAAP) and to general practices of the banking industry.

Policies and practices which materially affect the determination of financial position, results of operations and cash flows are summarized as follows:

Interim Financial Statements

The interim unaudited consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2023, or any other period. Certain prior period data presented in the consolidated financial statements has been reclassified to conform with the current period presentation. The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2022. Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Mineola Community Bank, S.S.B. and its wholly-owned subsidiary Mineola Financial Service Corporation, which is not actively being utilized. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses.

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), effective January 1, 2023. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities.

It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credits, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a company’s portfolio. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will not be required to sell.

The Company adopted ASC 326 using the modified retrospective method for loans and off-balance-sheet (“OBS”) credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a one-time cumulative-effect adjustment to the allowance for credit losses of $1,025 which was recognized through an $810 adjustment to retained earnings, net of tax. This adjustment brought the beginning balance of the allowance for credit losses to $2,780 as of January 1, 2023. In addition, the Company recorded a $254 allowance on unfunded commitments which was recognized through a $200 adjustment to retained earnings, net of tax.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. As of December 31, 2022, the Company did not hold any purchased loans with deteriorated credit quality. Therefore, the Company did not have any PCI loans upon adoption of ASC 326 as of January 1, 2023.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined than an allowance for credit losses on available-for-sale securities was not deemed necessary.

Held to Maturity Securities

Beginning January 1, 2023, the Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss). Changes in the allowance for credit losses are recorded as provision for or (reduction of) provision for credit losses.

Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. For the three months ended March 31, 2023, the Company determined no provision for credit losses was necessary.

Allowance for Credit Losses

The Company uses the weighted average remaining maturity (“WARM”) method to estimate expected losses for all of Company’s loan pools. These pools are as follows: construction & land; farmland; 1-4 residential & multi-family real estate; commercial real estate; agriculture; commercial; and consumer and other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company calculates an average annual loss rate and estimates future outstanding balances based on contractual maturities and estimated prepayments. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. Relevant data to support the Company’s estimates of lifetime expected credit losses is maintained through internal and external information. The CECL model leverages the use of publicly available call report data, which allows the use of external information from peers to supplement the Company’s own historical data. The loss rate is based on historical loss rates for the peer group and the Company. Due to internal loss rates being low, a blended historical loss rate of 75% peer group and 25% Company was used. The weighted average remaining life is determined based on contracted loan payments, expected prepayments and maturity dates. The allowance model uses data from the St. Louis Federal Reserve Economic Database for reasonable and supportable forecasts.

Management has determined that between years one and two represents a reasonable and supportable forecast period and reverts to a historical loss rate in years three or four depending on the loan type. Management leverages economic projections from the St. Louis Federal Reserve Economic Database (FRED) to inform its loss driver forecasts. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table illustrates the impact of the adoption of ASC 326:

	As Reported under ASC 326	Pre ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses on loans	$2,780	$1,755	$1,025

Liabilities:
Allowance for credit losses on OBS credit exposures (included in other liabilities)	254	—	254

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023. The additional disclosures are included in Note 4 – Loans and Allowance for Credit Losses on a prospective basis and include loan modifications where the contractual payment terms of the borrower’s loan agreement were modified through a refinancing or restructuring. Modifications that do not impact the contractual payment terms, such as covenant waivers, insignificant payment deferrals, and any modifications made to loans carried at fair value are not included in the disclosures.

The Company uses various indicators to identify borrowers in financial difficulty. Consumer loan borrowers that are delinquent and commercial loan borrowers that are rated substandard or worse are the primary criteria used to identify borrowers who are experiencing financial difficulty.

If a borrower is current at the time of modification, the loan generally remains a performing loan as long as there is demonstrated performance prior to the modification, and payment in full under the modified terms is expected. Otherwise, the loan is placed on nonaccrual status and reported as nonperforming until there is sustained repayment performance for a reasonable period, which is generally at least six consecutive months.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying financial statements to maintain consistency between periods presented. The reclassifications had no impact on net income (loss) shareholders’ equity.

Note 2 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including allocated and committed-to-be-released ESOP shares and restricted stock awards granted on August 31, 2022 and February 28, 2023, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2023	2022
Net (Loss) Income	$(1,017)	$391

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	3,323,324	3,257,759
Less: average unearned ESOP shares	(234,522)	(247,445)
Weighted average shares outstanding for basic earnings per share	3,088,802	3,010,314

Additional dilutive shares	—	—

Weighted average shares outstanding for dilutive earnings per share	3,088,802	3,010,314

Basic and dilutive earnings (loss) per share	$(0.33)	$0.13

Restricted stock awards for 115,964 shares of common stock were not considered in computing diluted earnings per share for 2023, because they were antidilutive. Stock options for 289,932 shares of common stock were not considered in computing diluted earnings per share for 2023, because they were nonvested.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

Note 3 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	March 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$27,864	$148	$(1,292)	$26,720
Collateralized mortgage obligations	55,694	60	(2,781)	52,973
State and municipal	16,362	1	(2,163)	14,200
Corporate bonds	5,750	—	(907)	4,843
Total securities available for sale	$105,670	$209	$(7,143)	$98,736

Held to Maturity
Debt Securities:
Residential mortgage-backed	$24,948	$—	$(2,851)	$22,097
State and municipal	2,002	—	(61)	1,941
U.S. Government and agency	2,046	—	(2)	2,044
Total securities held to maturity	$28,996	$—	$(2,914)	$26,082

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$25,573	$—	$(1,815)	$23,758
Collateralized mortgage obligations	52,134	584	(2,474)	50,244
State and municipal	16,387	—	(2,606)	13,781
Corporate bonds	5,750	—	(935)	4,815
U.S. Government and agency	16,169	—	(1,614)	14,555
Total securities available for sale	$116,013	$584	$(9,444)	$107,153

Held to Maturity
Debt Securities:
Residential mortgage-backed	$25,817	$—	$(3,132)	$22,685
State and municipal	2,010	—	(80)	1,930
Total securities held to maturity	$27,827	$—	$(3,212)	$24,615

During the three months ended March 31, 2023, the Company had sales of available for sale securities of $17,027 with a loss of $1,687. During the three months ended March 31, 2022, the Company had no sales of available for sale securities or held to maturity securities.

At March 31, 2023 and December 31, 2022, securities with a fair value of $3,811 and $3,162, respectively, were

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

pledged to secure public deposits and for other purposes required or permitted by law.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2023, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$395	$395
Due from one to five years	1,657	1,558	366	366
Due in five to ten years	13,909	12,048	2,180	2,168
After ten years	6,546	5,437	1,107	1,056
Residential mortgage-backed	27,864	26,720	24,948	22,097
Collateralized mortgage obligations	55,694	52,973	—	—
Total	$105,670	$98,736	$28,996	$26,082

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2023
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (15,70)	$5,915	$(40)	$32,881	$(4,103)
Collateralized mortgage obligations (20,5)	37,272	(1,108)	8,620	(1,673)
State and municipal (4,18)	1,842	(51)	13,245	(2,173)
Corporate bonds (2,10)	914	(86)	3,929	(821)
U.S. Government and agency (1,0)	2,044	(2)	—	—
Total	$47,987	$(1,287)	$58,675	$(8,770)

	December 31, 2022
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (66,21)	$16,889	$(1,253)	$21,888	$(3,694)
Collateralized mortgage obligations (11,5)	22,133	(797)	8,790	(1,677)
State and municipal (15,9)	8,638	(1,267)	7,073	(1,419)
Corporate bonds (10,2)	3,963	(787)	852	(148)
U.S. Government and agency (1,13)	2,809	(181)	11,746	(1,433)
Total	$54,432	$(4,285)	$50,349	$(8,371)

For the three months ended March 31, 2023, the Company had investment securities with approximately $8,800 in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuers’ financial condition or downgrades by rating agencies. In addition, approximately 10.2% of the principal balance from the Company’s investment portfolio will mature and be repaid to the Company within five years or

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of March 31, 2023:

	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$24,948	$1,868	$2,046
Baa2	—	134	—

	$24,948	2,002	$2,046

Mortgage-backed securities and Collateralized Mortgage Obiligations

The unrealized losses on the Company’s investments in residential mortgage-backed securities and collateralized mortgage obligations were caused by market interest rate increases and decreases in prepayment speeds. Interest rates rose sharply throughout 2022 and caused increases in unrealized losses on securities. The Company has no plans to sell these securities and will continue to monitor the unrealized losses’ effect on the financial statements. The contractual cash flows of many of these investments are guaranteed by agencies of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and decreases in prepayment speeds and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.

U.S. Government and agency

The unrealized losses on the Company’s investments in U.S. government and agency securities were caused by market interest rate increases. Interest rates rose sharply throughout 2022 and caused increases in unrealized losses on securities. The Company has no plans to sell these securities and will continue to monitor the unrealized losses’ effect on the financial statements. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.

Municipal Securities and Corporate Bonds

The unrealized losses on the Company’s investments in state and municipal securities and corporate bonds were caused by market interest rate increases. Interest rates rose sharply throughout 2022 and caused increases in unrealized losses on securities. The Company has no plans to sell these securities and will continue to monitor the effect of the unrealized losses on the financial statements. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

Other-than-temporary impairment

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) evaluation by the Company of (a) its intent to sell a debt security prior to recovery and (b) whether it is more likely than not the Company will have to sell the debt security prior to recovery. As of December 31, 2022, no investment securities were other-than-temporarily impaired.

Note 4 -   Loans and Allowance for Credit Losses

A summary of the balances of loans and leases follows:

	March 31,	December 31,
	2023	2022
Real estate:
Construction and land	$42,476	$36,257
Farmland	8,798	7,558
1-4 Residential & multi-family	163,907	162,785
Commercial real estate	34,653	33,678
Total Real Estate	249,834	240,278
Agriculture	191	189
Commercial	7,351	7,031
Consumer and other	5,362	5,595
Subtotal	262,738	253,093
Less allowance for credit losses	(2,859)	(1,755)
Loans and leases, net	$259,879	$251,338

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following tables set forth information regarding the activity in the allowance for credit losses for the three months ended March 31, 2023:

	March 31, 2023
	Real Estate
	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Consumer and other	Total
Allowance for credit losses:
Beginning balance prior to adoption of ASC 326	$262	$31	$812	$227	$1	$359	$63	$1,755
Impact of adopting ASC 326	92	28	677	133	2	61	$32	1,025
Provision for credit losses	65	10	(19)	6	76	(58)	2	82
Loans charged-off	—	—	—	—	—	—	(5)	(5)
Recoveries	—	—	—	—	—	—	2	2
Balance, March 31, 2023	$419	$69	$1,470	$366	$79	$362	$94	$2,859

Balance, March 31, 2023 allocated to loans and leases individually evaluated	$6	$4	$17	$7	$—	$360	$6	$400

Balance, March 31, 2023 allocated to loans and leases collectively evaluated	$413	$65	$1,453	$359	$79	$2	$88	$2,459

Loans and leases receivable:
Balance, March 31, 2023 loans and leases individually evaluated	$366	$326	$2,286	$653	$—	$2,828	$38	$6,497
Balance, March 31, 2023 loans and leases collectively evaluated	42,110	8,472	161,621	34,000	191	4,523	5,324	256,241
Balance, March 31, 2023	$42,476	$8,798	$163,907	$34,653	$191	$7,351	$5,362	$262,738

The following tables present the balances in the allowance for loan losses for the three months ended March 31, 2022 and the year ended December 31, 2022, and the allowance for loan losses and recorded investment in loans receivable based on portfolio segment by impairment method as of December 31, 2022. Allocation of a portion of the allowance to one type of loan does not preclude its availability to absorb losses in other categories.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

	March 31, 2022
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Allowance for loan and lease losses:
Balance, January 1, 2022	$1,178	$1	$357	$56	$1,592
Charge-offs	—	—	—	(26)	(26)
Recoveries	—	—	—	4	4
Provision (credit)	4	—	6	30	40
Balance, March 31, 2022	$1,182	$1	$363	$64	$1,610

	December 31, 2022
				Consumer
Allowance for loan and lease losses:	Real Estate	Agriculture	Commercial	and Other	Total
Balance, December 31, 2022 allocated to loans and leases individually evaluated for impairment	$—	$—	$300	$—	$300
Balance, December 31, 2022 allocated to loans and leases collectively evaluated for impairment	$1,332	$1	$59	$63	$1,455
Loans and leases receivable:
Balance, December 31, 2022 loans and leases individually evaluated for impairment	$945	$—	$531	$—	$1,476
Balance, December 31, 2022 loans and leases collectively evaluated for impairment	239,333	189	6,500	5,595	251,617
Balance, December 31, 2022	$240,278	$189	$7,031	$5,595	$253,093

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of March 31, 2023:

	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$—	$—	$—
Farmland	165	—	—
1‑4 Residential & multi-family	1,579	—	—
Commercial real estate	194	—	—
Agriculture	—	—	—
Commercial	7	377	—
Consumer and other	5	—	—
Total	$1,950	$377	$—

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table sets forth information regarding the nonaccrual status within the loan portfolio as of December 31, 2022:

Nonaccrual
Real estate
Construction and land	$—
Farmland	165
1‑4 Residential & multi-family	548
Commercial real estate	70
Agriculture	—
Commercial	398
Consumer and other	—
Total	$1,181

The Company did not recognize any interest income on nonaccrual loans during the periods ended March 31, 2023 or March 31, 2022.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2023:

	Real Estate	Accounts Receivable and Inventory	Other
Real estate
Farmland	$165	$—	$—
1-4 Residential & multi-family	1,738	—	—
Commercial real estate	194	—	—
Commercial	—	527	—
Consumer and other	—	—	12
Total	$2,097	$527	$12

The Company had $2,636 in collateral-dependent loans for the three months ended March 31, 2023.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

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

Internal Risk Categories

A loan is considered collateral-dependent when based on current information and events; it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans (nonaccrual loans), loans performing but with deterioration that leads to doubt regarding collectability and also includes loans modified in troubled debt restructurings when concessions have been granted to borrowers experiencing financial difficulties.

These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral-dependent loans, excluding assisted living loans which are evaluated using a market price valuation methodology, where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the fair value of the underlying collateral less estimated costs to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

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

The Company evaluates the loan risk grading system definitions and allowance for loan and lease loss methodology on an ongoing basis. No significant changes were made during the year ended December 31, 2022.

Based on the most recent analysis performed, the risk category of loans by class of loans as of March 31, 2023 is as follows:

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Construction and land
Risk rating
Pass	$2,673	$33,238	$3,369	$1,113	$283	$1,336	$42,012
Special mention	—	364	100	—	—	—	464
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$2,673	$33,602	$3,469	$1,113	$283	$1,336	$42,476

Farmland
Risk rating
Pass	$1,315	$2,774	$1,204	$514	$1,011	$1,654	$8,472
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	161	165	326
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$1,315	$2,774	$1,204	$514	$1,172	$1,819	$8,798

1-4 Residential & multi-family
Risk rating
Pass	$7,353	$29,198	$38,254	$47,033	$10,643	$29,139	$161,620
Special mention	—	—	—	—	—	8	8
Substandard	—	184	864	—	288	943	2,279
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$7,353	$29,382	$39,118	$47,033	$10,931	$30,090	$163,907

Commercial real estate
Risk rating
Pass	$1,543	$5,805	$10,282	$3,324	$6,698	$6,348	$34,000
Special mention	—	459	—	—	—	—	459
Substandard	—	126	—	—	—	68	194
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$1,543	$6,390	$10,282	$3,324	$6,698	$6,416	$34,653

Agriculture
Risk rating
Pass	$14	$95	$82	$—	$—	$—	$191
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$14	$95	$82	$—	$—	$—	$191

Commercial
Risk rating
Pass	$838	$1,621	$840	$542	$433	$247	$4,521
Special mention	595	355	1,145	8	—	188	2,291
Substandard	150	4	7	88	290	—	539
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$1,583	$1,980	$1,992	$638	$723	$435	$7,351

Consumer and other
Risk rating
Pass	$942	$2,394	$1,591	$245	$31	$121	$5,324
Special mention	—	—	1	—	—	—	1
Substandard	—	11	26	—	—	—	37
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

	$942	$2,405	$1,618	$245	$31	$121	$5,362
Current period gross charge-offs	$5	$—	$—	$—	$—	$—	$5

The following tables set forth information regarding the internal classification of the loan and lease portfolio at December 31, 2022:

	December 31, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Real estate
Construction and land	$35,608	$649	$—	$—	$—	$36,257
Farmland	7,231	—	327	—	—	7,558
1‑4 Residential & multi-family	160,472	9	2,304	—	—	162,785
Commercial real estate	33,482	—	196	—	—	33,678
Agriculture	189	—	—	—	—	189
Commercial	6,496	—	146	389	—	7,031
Consumer and other	5,562	—	33	—	—	5,595
Total	$249,040	$658	$3,006	$389	$—	$253,093

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which is subsequently presented. The following table presents the amortized cost of performing and non-performing loans as of March 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Construction and land
Performing	$2,673	$33,602	$3,469	$1,113	$283	$1,336	$42,476
Non-performing	—	—	—	—	—	—	—
	$2,673	$33,602	$3,469	$1,113	$283	$1,336	$42,476

Farmland
Performing	$1,315	$2,774	$1,204	$514	$1,172	$1,654	$8,633
Non-performing	—	—	—	—	—	165	165
	$1,315	$2,774	$1,204	$514	$1,172	$1,819	$8,798

1-4 Residential & multi-family
Performing	$7,353	$29,198	$38,254	$47,033	$10,743	$29,587	$162,168
Non-performing	—	184	864	—	188	503	1,739
	$7,353	$29,382	$39,118	$47,033	$10,931	$30,090	$163,907

Commercial real estate
Performing	$1,543	$6,264	$10,282	$3,324	$6,698	$6,348	$34,459
Non-performing	—	126	—	—	—	68	194
	$1,543	$6,390	$10,282	$3,324	$6,698	$6,416	$34,653

Agriculture
Performing	$14	$95	$82	$—	$—	$—	$191
Non-performing	—	—	—	—	—	—	—
	$14	$95	$82	$—	$—	$—	$191

Commercial
Performing	$1,433	$1,980	$1,985	$550	$433	$435	$6,816
Non-performing	150	—	7	88	290	—	535
	$1,583	$1,980	$1,992	$638	$723	$435	$7,351

Consumer and other
Performing	$942	$2,400	$1,618	$245	$31	$121	$5,357

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

Non-performing	—	5	—	—	—	—	5
	$942	$2,405	$1,618	$245	$31	$121	$5,362

The following table sets forth information regarding the credit risk profile based on payment activity of the loan and lease portfolio at December 31, 2022:

	December 31, 2022
	Performing	Non- performing	Total
Real estate
Construction and land	$36,257	$—	$36,257
Farmland	7,393	165	7,558
1‑4 Residential & multi-family	162,237	548	162,785
Commercial real estate	33,608	70	33,678
Agriculture	189	—	189
Commercial	6,633	398	7,031
Consumer and other	5,595	—	5,595
Total	$251,912	$1,181	$253,093

The following is an aging analysis for loans as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$1,048	$—	$—	$1,048	$41,428	$42,476
Farmland	—	161	165	326	8,472	8,798
1‑4 Residential & multi-family	132	—	1,197	1,329	162,578	163,907
Commercial real estate	—	—	126	126	34,527	34,653
Agriculture	—	—	—	—	191	191
Commercial	1,163	8	—	1,171	6,180	7,351
Consumer and other	17	10	5	32	5,330	5,362
Total	$2,360	$179	$1,493	$4,032	$258,706	$262,738

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged‐off is reversed against interest income. The interest on these loans is accounted for on the cash‐basis or cost‐recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the three months ended March 31, 2023 and 2022.

The following table presents interest income recognized on loans that are collateral-dependent and individually reviewed for the three months ended March 31, 2023 and 2022:

	2023	2022
Real estate
1-4 Residential & multi-family	$2	$2
Commercial real estate	—	13
Commercial	2	—
	$4	$15

During the three months ended March 31, 2023, there were no modifications of loans to borrowers in financial difficulty. During the three months ended March 31, 2022, there were no modifications resulting in troubled debt restructurings.

There have been no subsequently defaulted troubled debt restructurings. The Company has no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

At March 31, 2023 and December 31, 2022, the Company had a recorded investment of $390 and $364, respectively, of troubled debt restructured loans. The Company has no current commitments to loan additional funds to the borrowers whose loans have been modified.

Note 5 -   Off-Balance-Sheet Activities

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

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At March 31, 2023 and December 31, 2022, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2023	December 31, 2022
Commitments to extend credit	$35,496	$43,327

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

The Bank is party to an agreement with the Federal Reserve Bank of Boston that provides the Bank with a federal funds line of credit in an amount tied to securities on deposit with that bank. The Bank pays no fees for this line of credit and has not drawn upon it. The Bank is party to agreements with its correspondent banks that provide the Bank with lines for up to $15,000 federal funds lines of credit to support overnight funding needs. The Bank pays no fees for these lines of credit and has not drawn upon them. One line renews annually and the other line is in effect until either party changes the terms of the agreement.

At March 31, 2023, the Company had no commitments to purchase securities.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated financial statements.

Note 6 -   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	March 31,
	2023	2022
Supplemental cash flow information:
Cash paid for
Interest on deposits	$883	$326
Interest on FHLB advances	476	145
Other interest	2	3

Note 7 -   Minimum Regulatory Capital Requirements

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At March 31, 2023 and December 31, 2022, the Bank’s CBLR ratio was 11.32% and 12.31%, respectively, which exceeded all regulatory capital requirements under the CBLR framework and the Bank was considered to be “well-capitalized.”

Under the CBLR framework, banks and their bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9%, are eligible to opt into the CBLR framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable capital rules) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Accordingly, qualifying community banking organizations that exceed the 9% CBLR are considered to have met: (i) the generally applicable risk-based and leverage capital requirements of the generally applicable capital rules; (ii) the capital ratio requirements in order to be considered well-capitalized under the prompt corrective action framework; (iii) any other applicable capital or leverage requirements. Qualifying community banking organizations that elect to be under the CBLR framework generally would be exempt from the current capital framework, including risk-based capital requirements and capital conservation buffer requirements.

Note 8 -   Fair Value Measurements

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

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

A description of the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in valuation techniques during either the three months ended March 31, 2023 or the year ended December 31, 2022.

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

Collateral-dependent Loans – Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$26,720	$—	$26,720
Collateralized mortgage obligations	—	52,973	—	52,973
State and municipal	—	14,200	—	14,200
Corporate bonds	—	4,843	—	4,843
Total financial assets	$—	$98,736	$—	$98,736

December 31, 2022
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

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

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$77	$77
	$—	$—	$77	$77

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$89	$89
	$—	$—	$89	$89

During the three months ended March 31, 2023 and 2022, certain collateral-dependent loans were remeasured and reported at fair value through a specific allocation of the allowance for credit losses based upon the fair value of the underlying collateral. At March 31, 2023, collateral-dependent loans with a carrying value of $377 were reduced by specific valuation allowance allocations totaling $300 to a reported fair value of $77. At December 31, 2022, impaired loans with a carrying value of $389 were reduced by specific valuation allowance allocations totaling $300 to a reported fair value of $89. The fair value of impaired loans is determined based on collateral valuations utilizing Level 3 valuation inputs. There was no charge to the provision for loan losses as a result of the valuation allowances for the three months ended March 31, 2023 and 2022.

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	March 31, 2023	Technique	Inputs	Values

Collateral-dependent loans	$77	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2022	Technique	Inputs	Values

Impaired loans	$89	Appraisal of collateral (1)	Appraisal adjustment	10-25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31, 2023
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$6,845	$—	$—	$6,845	$6,845
Interest bearing deposits in banks	2,603	—	—	2,603	2,603
Securities held to maturity	—	26,082	—	26,082	28,996
Loans, net	—	—	246,823	246,823	259,826
Net investment in direct financing leases	—	—	53	53	53
Accrued interest receivable	1,332	—	—	1,332	1,332
Restricted investments carried at cost	—	2,823	—	2,823	2,823
Mortgage servicing rights	—	—	7	7	7
Financial liabilities
Deposits	—	—	298,635	298,635	297,476
FHLB advances	—	—	61,423	61,423	62,331
Interest payable	485	—	—	485	485

	December 31, 2022
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$8,927	$—	$—	$8,927	$8,927
Interest bearing deposits in banks	2,055	—	—	2,055	2,055
Securities held to maturity	—	24,615	—	24,615	27,827
Loans, net	—	—	251,794	251,794	251,274
Net investment in direct financing leases	—	—	64	64	64
Accrued interest receivable	1,327	—	—	1,327	1,327
Restricted investments carried at cost	—	2,805	—	2,805	2,805
Mortgage servicing rights	—	—	7	7	7
Financial liabilities
Deposits	—	—	298,050	298,050	296,077
FHLB advances	—	—	60,825	60,825	62,494
Interest payable	332	—	—	332	332

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents and interest bearing deposits in banks – The carrying value approximates their fair values.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

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

Accrued interest receivable – The carrying value approximates its fair value.

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

Note 9 -   Employee Stock Ownership Plan

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $49 and $51 for the three months ended March 31, 2023 and 2022.

A summary of the ESOP shares as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Shares allocated to participants	$26,062	$26,062

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Amounts in thousands, except share and per share data)

Shares committed to be released to participants	3,258	—
Shares distributed to retiring participant	(220)	(220)
Unreleased shares	231,301	234,559
Total	260,401	260,401
Fair value of unreleased shares	$3,160	$3,600

Note 10 - Stock-Based Compensation

The Company has one equity incentive plan with two share based compensation awards as described below. Total compensation cost that has been charged against income for those plans was $103 for the three months ended March 31, 2023. There was no compensation cost charged against income for the three months ended March 31, 2022.

Stock Option Awards

The Company’s 2022 Equity Incentive Plan (the Equity Plan), which is shareholder approved, permits the grant of stock options to its directors and management for up to 325,775 shares of common stock. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods of five years and have 10-year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy share option exercises. Currently, the Company does not have treasury shares and will issue new shares to satisfy expected stock option exercises.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions determined by management. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data when available to estimate option exercise and post-vesting termination behavior. Due to lack of historical data, the Company estimated the expected term of options granted is 7.5 years. This represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The Company’s accounting policy is to recognize forfeitures as they occur. The risk-free interest rate for the expected term of the options is based on the 7-year U.S. Treasury yield curve in effect at the time of the grants. On February 28, 2023, management of the Company were granted 192,204 stock options with a cost of $6.14 per option and an exercise price of $15.67. These options will vest annually over a five year period ending February 28, 2028 and will expire on February 28, 2033. Compensation expense for the stock options for the three months ended March 31, 2023, was $52.

Restricted Stock Awards

The Equity Plan also permits the grant of restricted stock to its directors and management. Compensation expense for restricted stock awards is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the closing stock price of the Company on grant date. Restricted shares fully vest on the fifth anniversary of the grant date. On February 28, 2023, management of the Company were granted 76,880 shares of Company stock when the stock price was $15.67 per share. These stock awards will vest in five equal annual installments through February 28, 2028. Compensation expense for the three months ended March 31, 2023 was $51.

Click or tap here to enter text.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Texas Community Bancshares, Inc.’s (“the Company”) consolidated financial condition at March 31, 2023 and consolidated results of operations for the three months ended March 31, 2023 and 2022. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to control costs and manage liquidity through a period of high inflation and rapidly rising interest rates;
●	our ability to maintain our deposit base cost-effectively and access cost-effective funding;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in yields on our assets resulting from changes in market interest rates;
●	fluctuation in the demand for construction loans in our market area due to increased cost of building materials and their availability;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	our ability to control costs when hiring employees in a highly competitive environment;
●	our ability to control cost and expenses, particularly those associated with operating a publicly traded company;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions and brokers;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of our investment securities and other financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or strategic plan implementation;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

The following represent our critical accounting policies:

Allowance for Credit Losses. Effective January 1, 2023, the Company adopted ASC 326, referred to as CECL. Upon adoption of CECL, the Company made a one-time cumulative-effect adjustment that decreased retained earnings by $1.0 million. This adjustment was the result of a $1.0 million increase in the allowance for loan losses from $1.8 million at December 31, 2022 to $2.8 million upon adoption of the new CECL methodology on January 1, 2023 and an increase of $254,000 in the allowance for unfunded commitments. The adjustment was primarily a result of incorporating forward-looking estimated loss estimates and an allowance for off-balance sheet commitments (unfunded commitments). The allowance for credit losses applies to any financial asset carried at amortized cost, including unfunded commitments. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. The Company uses the weighted average remaining maturity (WARM) method to estimate future expected losses for all of the Company’s loan pools. The allowance for credit losses on loans is a reserve for estimated probable credit losses on individually evaluated loans determined to be impaired as well as estimated probable credit losses inherent in the loan portfolio. Actual credit losses, net of recoveries, are deducted from the allowance for credit losses. Loans are charged off when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance for credit losses. A provision for credit losses, which is a charge against earnings, is recorded to bring the allowance for credit losses to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. Management’s evaluation process used to determine the appropriateness of the allowance for credit losses is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect probable credit losses. Because interpretation and analysis involves judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated credit losses and therefore the appropriateness of the allowance for credit losses could change significantly.

The allocation methodology applied by the Company is designed to assess the appropriateness of the allowance for credit losses on loans and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical peer and Company loss rates, reasonable and supportable forecasts, and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions, reasonable and supportable forecasts, and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allowance for credit losses on loans is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for credit losses on loans was adequate at March 31, 2023 and December 31, 2022. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for credit losses. As a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is the responsibility of the Company and any increase or decrease in the allowance is the responsibility of management.

The allowance for credit losses on unfunded commitments is calculated using the same methodology as loans and considers the funding probability and the amount to be expected to be funded over the life of the commitment.

The Company assesses held to maturity (HTM) securities for credit losses and due to the HTM securities primarily being issued by government-sponsored entities or being highly rated municipals, management concluded that no credit loss should be recognized for these securities for the three months ended March 31, 2023.

The CECL standard also requires for credit losses on available for sale (AFS) securities to be recorded through an allowance for credit losses rather a write-down of the individual security. As of March 31, 2023, the Company did not have an allowance for credit losses on AFS securities based upon the decline in fair value being attributable to changes in market interest rates and not credit quality.

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

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total Assets. Total assets were $418.0 million at March 31, 2023, an increase of $700,000, or 0.2%, from $417.3 million at December 31, 2022. The increase was due primarily to increases in net loans and leases of $8.6 million, or 3.4%, from $251.3 million at December 31, 2022 to $259.9 million at March 31, 2023 and an increase of $1.0 million, or 15.9%, in net premises and equipment, partially offset by a decrease in securities of $7.3 million, or 5.4%, from $135.0 million at December 31, 2022 to $127.7 million at March 31, 2023 and decreases in cash, fed funds sold and deposits in banks totaling $1.6 million, or 14.5%. The $1.0 million increase in net premises and equipment was primarily due to the purchase of two buildings adjacent to the Bank’s main office in Mineola and the beginning phases of construction of the new branch building in Lindale at the current location which should be completed in 2024.

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.1 million, or 23.8%, to $6.8 million (which includes fed funds sold of $1.9 million) at March 31, 2023 from $8.9 million (which includes fed funds sold of $2.0 million) at December 31, 2022. This decrease was primarily the result of funding the increase in net loans and leases of $8.6 million and the increase in net premises and equipment of $1.0 million, partially offset by a decrease in securities of $7.3 million resulting primarily from the sale of a group of securities in January 2023 as part of an investment repricing strategy, an increase in deposits of $1.4 million and an increase in interest bearing deposits in banks of $548,000.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks were $2.6 million at March 31, 2023, compared to $2.1 million at December 31, 2022, an increase of $548,000 or 23.8%. The increase was primarily the result of the purchase of $1.7 million in Qwickrate Certificates of Deposit (CDs), partially offset by cash needed for loan funding. The Bank utilizes the Qwickrate listing service, which is a resource where banks can purchase and sell Certificates of Deposit (CDs) with other banks, to invest excess funds easily in CDs at a competitive rate. At March 31, 2023, there was $1.7 million in short-term (1-3 months) Qwickrate CDs with other banks.

Securities Available for Sale. Securities available for sale decreased by $8.5 million, or 7.9%, to $98.7 million at March 31, 2023 from $107.2 million at December 31, 2022. The decrease in securities resulted primarily from the sale of a group of securities as part of an investment repricing strategy adopted in January 2023 to take advantage of current market spreads. We sold 16 securities totaling $17.0 million at a loss of $1.7 million in order to reprice the portfolio by purchasing investments yielding higher returns, including purchases of $9.5 million during the quarter. We had paydowns of $1.2 million and a decrease in net unrealized losses (AOCI) on the available for sale portfolio of $1.5 million, or 21.4%, to $5.5 million from $7.0 million due primarily to the realized loss on the sale of $1.7 million being removed from the total. Gross unrealized losses on the AFS portfolio decreased from $8.9 million, or 7.6% of the portfolio’s amortized cost of $116 million at December 31, 2022, to $6.9 million, or 6.5% of the amortized cost of $105.7 million at March 31, 2023. These unrealized losses are due to increases in market interest rates.

Securities Held to Maturity. Securities held to maturity increased by $1.2 million, or 4.3%, to $29.0 million at March 31, 2023 from $27.8 million at December 31, 2022. This increase is due primarily to the purchase of one security of $2.1 million as part of the repricing strategy, partially offset by principal repayments of $940,000. The HTM portfolio had gross unrealized losses of $2.9 million, or 10.0% of the amortized cost of $29.0 million at March 31, 2023 compared to $3.2 million, or 11.5% of the amortized cost of $27.8 million at December 31, 2022. These unrealized losses are due to increases in market interest rates.

Loans and Leases Receivable, Net. Net loans and leases receivable increased $8.6 million, or 3.4%, to $259.9 million at March 31, 2023 from $251.3 million at December 31, 2022. Loans secured by residential real estate and farmland comprise $172.7 million, or 65.7% of total loans at March 31, 2023. During the three months ended March 31, 2023, loan originations totaled $27.5 million of which $6.6 million were renewals, or refinancings of existing loans with Mineola Community Bank (including interim construction loans converting to a permanent loan), resulting in originations of new loans of $20.8 million. Originations consisted primarily of $7.4 million in one- to-four family residential mortgage loans, $13.0 million of residential construction loans (upon completion), including four speculative construction home loans of $1.5 million and nine quadplex properties of $5.8 million, $1.7 million in commercial real estate loans, $1.2 million in consumer loans, $2.0 million in commercial and industrial loans, $883,000 in land & development loans, and $1.3 million in farmland loans. During the three months ended March 31, 2023, there were $3.2 million in loan principal paydowns and $12.9 million in loan payoffs. During the three months ended March 31, 2023, construction loans (when fully funded upon completion) increased by $6.3 million, or 11.7%, to $60.3 million at March 31, 2023 from $54.0 million at December 31, 2022 and the construction loan balance increased $930,000 to $24.2 million at March 31, 2023. Construction loans continue to be a large segment of our loan portfolio.

Deposits. Deposits increased $1.4 million, or 0.5%, to $297.5 million at March 31, 2023 from $296.1 million at December 31, 2022. Core deposits (defined as all deposits other than certificates of deposit) decreased $11.6 million, or 5.6%, to $195.1 million at March 31, 2023 from $206.7 million at December 31, 2022. Retail certificates of deposit increased $13.0 million, or 16.8%, to $90.2 million at March 31, 2023 from $77.3 million at December 31, 2022. At March 31, 2023, there were $12.0 million in brokered deposits. The decrease in core deposits and increase in CDs is primarily the result of the Bank offering a special CD with a higher rate in an effort to retain deposits which has also resulted in customers moving funds within the Bank to a higher yielding account. We have also increased the rates on money market accounts as part of the retention effort during this time of rapidly rising market interest rates and a competitive deposit market. As a result, our cost of deposits increased 37 basis points, or 34.9%, to 1.43% at March 31, 2023 compared to 1.06% at December 31, 2022.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank decreased by $163,000, or 0.3%, to $62.3 million at March 31, 2023 from $62.5 million at December 31, 2022 due to matured advances of $6.2 million and new advances of $7.2 million for a net increase of $1.0 million, offset by scheduled monthly principal payments on amortizing advances of $1.2 million.

Total Shareholders’ Equity. Total shareholders’ equity decreased $421,000, or 0.7%, to $55.5 million at March 31, 2023 from $55.9 million at December 31, 2022. This decrease was primarily due to a net loss for the quarter ended March 31, 2023 of $1.0 million resulting primarily from the loss on the sale of securities of $1.7 million and a one-time CECL adjustment (increase in the allowance for credit losses) of $1.0 million, net of tax, for the cumulative effect of a change in accounting principle used to estimate credit losses that was effective on January 1, 2023 and allowed to flow directly through capital instead of being charged as a provision for credit losses through the statement of operations. These decreases were partially offset by increases including a reduction of $1.5 million, or 21.4%, in the accumulated other comprehensive loss to $5.5 million at March 31, 2023, compared to $7.0 million at December 31, 2022, primarily due to the sale of securities with unrealized losses, and an increase in equity of $49,000 with the commitment to release 3,258 additional ESOP shares to participants and a $103,000 increase in stock-based compensation related to the 2022 Equity Plan for the three months ended March 31, 2023. The Company paid its first quarterly dividend on March 24, 2023, which amounted to $67,000.

At March 31, 2023, Mineola Community Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes, as permitted by the CARES Act. At March 31, 2023, a community bank leverage ratio of at least 9.0% is required to be considered “well capitalized” under regulatory requirements. At March 31, 2023, Mineola Community Bank was well capitalized and had a ratio of 11.32%.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances. Average yields for loans (excluding PPP loans) include loan fees of $70,000 and $112,000 for the three months ended March 31, 2023 and 2022, respectively. No PPP loans were originated during the three months ended March 31, 2023 or 2022. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Three Months Ended March 31,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$256,757	$2,780	4.33%	$223,898	$2,374	4.24%
Allowance for credit losses	(1,767)			(1,593)
PPP loans	1	—	—%	11	—	—%
Securities	126,781	1,253	3.95%	94,207	373	1.58%
Restricted stock	2,649	25	3.78%	2,037	5	0.98%
Interest bearing deposits in banks	4,708	49	4.16%	8,630	6	0.28%
Federal funds sold	3,405	39	4.58%	18,617	9	0.19%
Total interest earning assets	392,534	4,146	4.22%	345,807	2,767	3.20%
Noninterest earning assets	22,330			20,965
Total assets	$414,864			$366,772

Interest-bearing liabilities:
Interest bearing demand deposits	$64,109	58	0.36%	$74,143	61	0.33%
Regular savings and other deposits	63,078	55	0.35%	79,151	71	0.36%
Money market deposits	28,313	170	2.40%	11,403	8	0.28%
Certificates of deposit	97,052	703	2.90%	71,665	171	0.95%
Total interest bearing deposits	252,552	986	1.56%	236,362	311	0.53%
Advances from FHLB	59,923	526	3.51%	27,236	144	2.11%
Other liabilities	526	2	1.52%	459	3	2.61%
Total interest bearing liabilities	313,001	1,514	1.93%	264,057	458	0.69%
Noninterest bearing demand deposits	55,916			53,276
Other noninterest bearing liabilities	3,292			3,205
Total liabilities	372,209			320,538
Total shareholders’ equity	42,655			46,234
Total liabilities and shareholders' equity	$414,864			$366,772
Net interest income		$2,632			$2,309
Net interest rate spread (1)			2.29%			2.51%
Net interest earning assets (2)	$79,533			$81,750
Net interest margin (3)			2.68%			2.67%
Average interest earning assets to interest bearing liabilities			125.41%			130.96%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Three Months Ended March 31, 2023 and March 31, 2022

Net Income. The Company had a net loss of $1.0 million for the three months ended March 31, 2023, compared to net income of $391,000 for the three months ended March 31, 2022, a decrease of $1.4 million, or 350.0%. The net loss was primarily due to a $1.7 million, or 340.0%, decrease in noninterest income resulting primarily from the sale of securities at a net loss of $1.7 million. Additionally, there was a $395,000 increase in noninterest expense and a $50,000 increase in provision for credit losses, partially offset by a $323,000 increase in net interest income and a decrease in income tax expense of $374,000.

Interest Income. Interest income increased $1.3 million, or 46.4%, from $2.8 million for the three months ended March 31, 2022 to $4.1 million for the three months ended March 31, 2023. This was primarily the result of increased interest income on securities and loans due to increased yields and an increase in the average balance of loans and securities. Average interest earning assets increased by $46.7 million, or 13.5%, from $345.8 million for the three months ended March 31, 2022 to $392.5 million at March 31, 2023, and an increase in the yield on interest earning assets of 102 basis points, or 32.0%, from 3.20% for the three months ended March 31, 2022 to 4.22% for the three months ended March 31, 2023.

Interest income on loans increased $406,000, or 17.1%, to $2.8 million for the three months ended March 31, 2023 from $2.4 million for the three months ended March 31, 2022. This increase resulted from an increase in average loans of $32.9 million, or 14.7%, from $223.9 million for the three months ended March 31, 2022 to $256.8 million for the three months ended March 31, 2023, with an increase in loan yield of 9 basis points, or 2.1%, to 4.33% for the three months ended March 31, 2023 from 4.24% for the three months ended March 31, 2022. The increase in loan yield was due primarily to increased market interest rates.

Interest income on securities increased $880,000, or 235.9%, from $373,000 for the three months ended March 31, 2022 to $1.3 million for the three months ended March 31, 2023. This increase resulted from an increase in the average balance of securities of $32.6 million, or 34.6%, from $94.2 million for the three months ended March 31, 2022 to $126.8 million for the three months ended March 31, 2023 and an increase of 237 basis points, or 149.6%, in average yield from 1.58% for the three months ended March 31, 2022 to 3.95% for the three months ended March 31, 2023. The rate increase is reflective of market rate increases and the diversification of the securities portfolio to include higher yielding commercial mortgage-backed securities, subordinated bank debt and other bonds with interest rates that are not tied to conventional residential mortgage loan rates. In January 2023, the Company sold 16 securities totaling $17.0 million at a loss of $1.7 million as part of a repricing strategy to increase interest income. The securities consisted of 14 US Treasuries and two mortgage-backed securities that were purchased when rates were very low. This was strictly a strategy to maximize income. According to our analysis, we should recoup the loss in approximately 1.5 years by replacing the securities sold with securities purchased at then prevailing market interest rates. The Federal Reserve increased rates 450 basis points, or 900%, between March 31, 2022 and March 31, 2023. We believe the timing of the securities sale was optimal.

Interest income from interest bearing deposits in banks increased $43,000, or 716.7%, from $6,000 for the three months ended March 31, 2022 to $49,000 for the three months ended March 31, 2023. This increase resulted from an increase in average yield of 389 basis points, or 1,397.0%, from 0.28% for the three months ended March 31, 2022 to 4.16% for the three months ended March, 31, 2023, partially offset by a decrease in average interest bearing deposits of $3.9 million, or 45.3% from $8.6 million for the three months ended March 31, 2022 to $4.7 million for the three months ended March 31, 2023. There was also an increase of $30,000 in fed funds interest income for the three months ended March 31, 2023 primarily from an increase of 439 basis points, or 2,269.3%, in average yield on fed funds sold from 0.19% for the three months ended March 31, 2022 to 4.58% for the three months ended March 31, 2023, partially offset by a $15.2 million, or 81.7%, decrease in average fed funds sold from $18.6 million for the three months ended March 31, 2022 to $3.4 million for the three months ended March 31, 2023. The increases in yields on deposits in banks and fed funds is reflective of the sharp increase in market interest rates.

Interest Expense. Total interest expense increased $1.1 million, or 230.6%, to $1.5 million for the three months ended March 31, 2023 from $458,000 for the three months ended March 31, 2022 due to an increase in the average cost of interest-bearing liabilities of 124 basis points, or 178.9%, from 0.69% for the three months ended March 31, 2022 to

1.93% for the three months ended March 31, 2023, primarily due to an increase in deposit and funding costs. Interest expense on deposit accounts increased $675,000, or 217.0%, to $986,000 for the three months ended March 31, 2023 from $311,000 for the three months ended March 31, 2022, due to an increase in the average deposit cost of 104 basis points, or 196.7%, from 0.53% for the three months ended March 31, 2022 to 1.56% for the three months ended March 31, 2023 and an increase in average interest-bearing deposits of $16.2 million, or 6.8% from $236.4 million for the three months ended March 31, 2022 to $252.6 million for the three months ended March 31, 2023, with the increase being in higher yielding certificates of deposit and money market deposits, offset by a decrease in lower cost interest-bearing transaction accounts. Part of the migration to higher yielding accounts results from a deposit retention strategy of offering a special higher interest rate CD and higher money market rates implemented during the quarter ended March 31, 2023. The speed of the market rate increases created a competitive deposit market quickly, especially after the four consecutive 75 basis point raises from June to November.

Interest expense on Federal Home Loan Bank advances increased $382,000, or 265.3%, to $526,000 for the three months ended March 31, 2023 from $144,000 for the three months ended March 31, 2022. This increase was due primarily to the increase in the average balance of Federal Home Loan Bank advances of $32.7 million, or 120.0%, to $59.9 million for the three months ended March 31, 2023 from $27.2 million for the three months ended March 31, 2022 and an increase in average yield of 140 basis points, or 66.0%, from 2.11% for the three months ended March 31, 2022 to 3.51% for the three months ended March 31, 2023. The increase in average advances was primarily to fund an investment strategy initiated in 2022 and to fund loans. At March 31, 2023, we have lengthened our short-term advances as they have matured and are holding onto any excess liquidity in interest bearing accounts. The Company believes this to be prudent given the uncertainty in the market, including consumer behavior and interest rates, and management concerns about regulatory response and public perceptions in light of recent large regional bank failures.

Net Interest Income. Net interest income increased $323,000, or 13.0%, to $2.6 million for the three months ended March 31, 2023 from $2.3 million for the three months ended March 31, 2022 due primarily to the increase in interest-earning assets of $46.7 million, or 13.5%, to 392.5 million at March 31, 2023 from $345.8 million at March 31, 2022, partially offset by a decrease in net interest rate spread of 22 basis points, or 8.6%, from 2.51% for the three months ended March 31, 2022 to 2.29% for the three months ended March 31, 2023. Net interest margin had a one basis point increase to 2.68% for the three months ended March 31, 2023.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses was $90,000 for the three months ended March 31, 2023, compared to $40,000 for the three months ended March 31, 2022, an increase of $50,000, or 125.0%, primarily due to an increase in loans and leases and the adoption of ASC 326. See the CECL section in the financial statements for further explanation of the Bank’s transition to the new methodology.

Noninterest Income. Noninterest income decreased $1.7 million, or 340.0%, to a loss of $1.2 million for the three months ended March 31, 2023 from income of $453,000 for the three months ended March 31, 2022, due primarily to a $1.7 million loss on the sale of securities during the three months ended March 31, 2023. This was partially offset by two income items that were not in the quarter ended March 31, 2022. There was additional loan fee income from the wholesale lending program of $24,000 and rental income of $7,600 on two newly acquired buildings located adjacent to the current Bank premises that were purchased in January of 2023 for future expansion.

Noninterest Expense. Noninterest expense increased $395,000, or 18.2%, to $2.6 million for the three months ended March 31, 2023 from $2.2 million primarily due to increases in salaries and employee benefits, data processing, contract services, and other expenses.

Salary and employee benefit expenses increased by $205,000, or 16.7%, to $1.6 million for the three months ended March 31, 2023 from $1.4 million for the three months ended March 31, 2022, due to normal salary and benefits increases and an increase in compensation expense of $103,000 for stock awards and stock options awarded under the 2022 Equity Plan, which was approved by shareholders on August 31, 2022. The Equity Plan was not in existence during the three months ended March 31, 2022. Technology expenses increased $21,000, or 23.9%, to $109,000 for the three months ended March 31, 2023, primarily due to higher costs. Other expenses increased $105,000, or 37.6%, primarily due to an increase of $53,000 in audit and accounting expenses, a $22,000 increase in insurance expenses and

$25,000 in fund expenses on a restricted investment. Data processing costs also increased $30,000, or 13.4%, to $221,000 for the three months ended March 31, 2023 from $191,000 for the three months ended March 31, 2022. Contract services increased $27,000, or 22.7%, to $62,000 for the three months ended March 31, 2023 from $35,000 for the three months ended March 31, 2022. Both of these increases are reflective of the price increases in all types of services that the Company incurred in 2022, primarily as a result of general wage and inflationary pressures.

Income Tax Expense. Income tax expense decreased by $374,000, or 425.0%, to an income tax benefit of $286,000 for the three months ended March 31, 2023 from an income tax expense of $88,000 for the three months ended March 31, 2022, due to the net loss at March 31, 2023. The effective tax rate was 21.95% and 18.37% for the three months ended March 31, 2023 and 2022, respectively. The increase in effective tax rate was primarily due to taxable income increasing at a faster rate than nontaxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Federal Reserve Bank of Boston provides the Bank with a federal funds line of credit. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Dallas. At March 31, 2023, we had outstanding advances of $62.3 million from the Federal Home Loan Bank of Dallas. At March 31, 2023, we had unused borrowing capacity of $87.8 million with the Federal Home Loan Bank of Dallas. In addition, at March 31, 2023, we had a $10.0 million line of credit with Texas Independent Bankers Bank and a $5.0 million line of credit with First Horizon Bank. At March 31, 2023, there was no outstanding balance under any of these facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 included as part of the consolidated financial statements included in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Mineola Community Bank, and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Mineola Community Bank. The amount of dividends that Mineola Community Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. At March 31, 2023, Texas Community Bancshares, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $13.1 million.

Liquidity management and asset quality continue to be high priorities. With continued volatility in the market, recent banking sector events and market interest rate increases, liquidity management and analysis is a key factor in daily asset and liability management and strategic planning. We are monitoring deposit runoff and threats of deposit runoff daily. We have been able to maintain our deposit base through this cycle with some new product offerings and competitive interest rates, which has increased our funding costs. We run stress tests monthly with a severe scenario of 35% CD runoff and 20% other deposit runoff combined with the inability to access our available lines of credit. The scenarios indicate that we are able to maintain our operational liquidity with a designated buffer with our liquidity resources available. We are closely monitoring our assets and liabilities, along with any investment portfolio unrealized losses due to increases in market interest rates, for possible issues and opportunities related to the current economic and market conditions.

We have been contacting our large depositors and having discussions with them about any concerns they may have and helping to insure that they have FDIC coverage to the fullest legal extent, which is over $250,000 for many depositors depending on the type of account ownership. At March 31, 2023, accounts with balances in excess of $250,000 totaled $66.9 million, or 22.5% of deposits, with $27.4 million, or 9.2%, exceeding $250,000 and potentially uninsured. Certificates of deposit totaled $7.1 million of that uninsured balance with the remaining $20.3 million in checking and savings. We have also been communicating with our depositors in general to help ease any fears they may have in light of recent bank failures.

At March 31, 2023, the weighted average life (WAL) of our securities portfolio is 5.5 years. At March 31, 2023, the net unrealized losses, and corresponding AOCI, on the AFS securities is $5.5 million, or 5.5% of the $98.7 million AFS total and 9.9% of capital. These losses are the result of market interest rate increases and we continue to monitor the portfolio for other risks. Over the next 36 months from March 31, 2023, we expect to realize $11.5 million, $21.9 million, and 21.6 million in cash flow from the securities portfolio in 2023, 2024 and 2025, respectively. See the Securities section of the management discussion and analysis for more information.

Our asset quality remains strong. We are being optimistically cautious with our lending and strategic decisions, staying focused on long-term goals and taking advantage of opportunities while being diligent about recognizing and mitigating risk. With the CECL implementation, our allowance for credit losses increased to 1.09% due to the change in methodology. This adds a deeper level of coverage for any losses we may experience. The Bank has raised in-house mortgage rates while continuing to offer secondary market options to moderate loan funding. Mortgage demand has remained surprisingly strong due primarily to relatively low inventory levels. We are monitoring housing supply and demand, primarily in our Mineola and Lindale markets where home sales and new home construction has been active, for indicators of a significant change in the local housing markets.

We are currently utilizing listed CDs (Qwickrate) with terms of 1-3 months with full FDIC insurance in order to keep funds liquid while also earning a higher return than holding balances in fed funds. We are not currently utilizing the Bank Term Funding Program.

The following are the various liquidity sources we have available at March 31, 2023 that we could use as needed depending on the nature and severity of the situation:

●	FHLB borrowing capacity of $87.8 million
●	$15 million in credit lines with 2 correspondent banks
●	Federal Reserve discount window
●	Qwickrate CD Program
●	Brokered deposits
●	The ability to sell securities. We have run an analysis of securities that could be sold with minimal losses to provide liquidity.
●	The ability to sell a group of loans in the secondary market on an as needed basis
●	The ability to sell some of our BOLI assets

At March 31, 2023, Mineola Community Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
●	maintaining a high level of liquidity;
●	growing our volume of core deposit accounts;
●	managing our investment securities portfolio so as to reduce the average maturity and effective life of the portfolio;
●	managing our borrowings from the Federal Home Loan Bank of Dallas by using amortizing advances to as to reduce the average maturities of the borrowings; and
●	continuing to diversify our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments and additional fee income.

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.

We have not engaged in hedging activities, such as engaging in futures or options. We do not anticipate entering into similar transactions in the future.

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by 400 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth the calculation of the estimated changes in our monthly net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2023
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$14,319	4.57%
300	14,214	3.80%
200	14,148	3.32%
100	13,954	1.91%
Level	13,693	—
(100)	13,243	(3.28)%
(200)	12,637	(7.71)%
(300)	12,059	(11.94)%
(400)	11,676	(14.73)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 3.32% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 7.71% decrease in net interest income.

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

At March 31, 2023
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$50,652	$(10,364)	(16.99)%	14.29%	(89)
300	53,550	(7,466)	(12.24)%	14.63%	(55)
200	56,374	(4,642)	(7.61)%	14.92%	(26)
100	58,922	(2,094)	(3.43)%	15.11%	(7)
Level	61,016	—	—%	15.18%	—
(100)	60,732	(284)	(0.47)%	14.69%	(49)
(200)	59,637	(1,379)	(2.26)%	14.04%	(114)
(300)	57,646	(3,370)	(5.52)%	13.24%	(194)
(400)	56,525	(4,491)	(7.36)%	12.68%	(250)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 7.61% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 2.26% decrease in EVE.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” in Item 2 above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

During the quarter ended March 31, 2023, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2023, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

Item 1A.  Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

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

101

The following materials for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

TEXAS COMMUNITY BANCSHARES, INC.

Date: May 15,2023	/s/ James H Herlocker, III
James H. Herlocker, III
Chairman, President and Chief Executive Officer

Date: May 15, 2023	/s/ Julie Sharff
Julie Sharff, CPA
Chief Financial Officer