Form 10-Q
period 2023-06-30
Texas Community Bancshares, Inc.
filed 2023-08-10
CIK 1849466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 3,291,806 shares, par value $0.01 per share, of the Registrant’s common stock outstanding as of August 8, 2023.

Texas Community Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

June 30, 2023 and December 31, 2022

(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Cash and due from banks	$5,450	$6,897
Federal funds sold	4,600	2,030
Cash and cash equivalents	10,050	8,927
Interest bearing deposits in banks	5,116	2,055
Securities available for sale	95,832	107,153
Securities held to maturity (fair values of $24,919 at June 30, 2023 and $24,615 at December 31, 2022)	27,870	27,827
Loans receivable, net of allowance for credit losses of $2,969 at June 30, 2023 and $1,755 at December 31, 2022	268,726	251,274
Net investment in direct financing leases	36	64
Accrued interest receivable	1,446	1,327
Premises and equipment, net	9,459	6,299
Bank-owned life insurance	6,176	6,125
Restricted investments carried at cost	3,376	2,805
Core deposit intangible	331	397
Deferred income taxes	2,475	2,304
Financial derivative	536	—
Other assets	769	789
	$432,198	$417,346
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$48,076	$45,823
Interest bearing	254,488	250,254
Total deposits	302,564	296,077
Advances from Federal Home Loan Bank (FHLB)	71,856	62,494
Accrued expenses and other liabilities	3,328	2,905
Total liabilities	377,748	361,476
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,373,723 issued and 3,323,456 outstanding at June 30, 2023 and 3,296,843 issued and outstanding at December 31, 2022	34	33
Additional paid in capital	31,405	31,099
Retained earnings	32,048	34,083
Accumulated other comprehensive loss	(6,147)	(6,999)
Unearned Employee Stock Ownership Program (ESOP) shares, at cost	(2,280)	(2,346)
Treasury stock, at cost (50,267 shares at June 30, 2023)	(610)	—
Total shareholders' equity	54,450	55,870
	$432,198	$417,346

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Interest Income
Loans, including fees	$3,099	$2,431	$5,879	$4,805
Debt securities
Taxable	1,216	410	2,420	745
Non taxable	44	37	93	75
Dividends on restricted investments	36	6	61	11
Federal funds sold	31	30	70	39
Deposits with banks	79	13	128	19
Financial derivative	33	—	33	—
Total interest income	4,538	2,927	8,684	5,694
Interest Expense
Deposits	1,247	298	2,233	608
Advances from FHLB	636	141	1,162	285
Other	3	2	5	5
Total interest expense	1,886	441	3,400	898
Net Interest Income	2,652	2,486	5,284	4,796
Provision for Credit Losses - loans	112	37	195	77
Provision for Credit Losses - off-balance sheet credit exposures	(19)	—	(12)	—
Provision for Credit Losses	93	37	183	77
Net Interest Income After Provision for Credit Losses	2,559	2,449	5,101	4,719
Noninterest Income
Service charges on deposit accounts	170	165	331	330
Other service charges and fees	301	278	580	534
Net loss on securities transactions	—	(29)	(1,687)	(29)
Net appreciation on bank-owned life insurance	26	24	51	49
Other income	14	11	29	18
Total noninterest income (loss)	511	449	(696)	902
Noninterest Expenses
Salaries and employee benefits	1,683	1,406	3,250	2,769
Occupancy and equipment expense	205	184	402	376
Data processing	221	203	442	394
Technology expense	115	107	224	195
Contract services	65	43	127	78
Director fees	99	95	197	191
Other expense	491	330	875	609
Total noninterest expenses	2,879	2,368	5,517	4,612
Income (Loss) Before Income Taxes	191	530	(1,112)	1,009
Income Tax Expense (Benefit)	31	114	(255)	202
Net Income (Loss)	$160	$416	$(857)	$807
Earnings (loss) per share - basic	$0.05	$0.14	$(0.28)	$0.27
Earnings (loss) per share - diluted	$0.05	$0.14	$(0.28)	$0.27
Weighted-average shares outstanding - basic	3,131,800	3,015,599	3,093,113	3,012,971
Weighted-average shares outstanding - diluted	3,131,800	3,015,599	3,093,113	3,012,971

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three and Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income (Loss)	$160	$416	$(857)	$807

Other items of comprehensive (loss) income
Debt Securities
Net changes in fair value of available for sale securities, before tax	(1,397)	(2,944)	(1,159)	(6,106)
Reclassification adjustment for realized loss on sale of investment securities included in net income (loss), before tax	—	29	1,687	29
Net changes in fair value of available for sale securities hedged, before tax	550	—	550	—
Total other items of comprehensive (loss) income, before tax	(847)	(2,915)	1,078	(6,077)

Income tax benefit (expense) related to other items of comprehensive (loss) income	179	612	(226)	1,276
Total other items of comprehensive (loss) income, after tax	(668)	(2,303)	852	(4,801)

Comprehensive Loss	$(508)	$(1,887)	$(5)	$(3,994)

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treeasury	Shareholders'
Three Months Ended June 30, 2023 and 2022	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance at April 1, 2023	$—	$34	$31,218	$31,989	$(5,479)	$(2,313)	$—	$55,449
Net income	—	—	—	160	—	—	—	160
Stock based compensation expense	—	—	182	—	—	—	—	182
Net changes in other comprehensive income (loss), net of tax benefit of $179	—	—	—	—	(668)	—	—	(668)
Cash dividend declared ($0.03 per share)	—	—	—	(101)	—	—	—	(101)
ESOP shares committed to be released, 3,258 shares	—	—	5	—	—	33	—	38
Treasury stock purchased, 50,267 shares	—	—	—	—	—	—	(610)	(610)
Balance at June 30, 2023	$—	$34	$31,405	$32,048	$(6,147)	$(2,280)	$(610)	$54,450

Balance at April 1, 2022	$—	$33	$30,950	$32,720	$(3,184)	$(2,443)	$—	$58,076
Net income	—	—	—	416	—	—	—	416
Net changes in fair value of available for sale securities, net of tax benefit of $612	—	—	—	—	(2,303)	—	—	(2,303)
ESOP shares committed to be released, 3,258 shares	—	—	28	—	—	32	—	60
Balance at June 30, 2022	$—	$33	$30,978	$33,136	$(5,487)	$(2,411)	$—	$56,249

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
Six Months Ended June 30, 2023 and 2022	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance at January 1, 2023	$—	$33	$31,099	$34,083	$(6,999)	$(2,346)	$—	$55,870
Cumulative change in accounting principle (adoption of ASC 326)	—	—	—	(1,010)	—	—	—	(1,010)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	—	33	31,099	33,073	(6,999)	(2,346)	—	54,860
Net loss	—	—	—	(857)	—	—	—	(857)
Stock based compensation expense	—	—	285	—	—	—	—	285
Issuance of restricted stock awards	—	1	—	—	—	—	—	1
Net changes in other comprehensive income (loss), net of tax expense of $226	—	—	—	—	852	—	—	852
Cash dividend declared ($0.02 per share in Q1 and $0.03 per share in Q2)	—	—	—	(168)	—	—	—	(168)
ESOP shares committed to be released, 6,516 shares	—	—	21	—	—	66	—	87
Treasury stock purchased, 50,267 shares	—	—	—	—	—	—	(610)	(610)
Balance at June 30, 2023	$—	$34	$31,405	$32,048	$(6,147)	$(2,280)	$(610)	$54,450

Balance at January 1, 2022	$—	$33	$30,932	$32,329	$(686)	$(2,476)	$—	$60,132
Net income	—	—	—	807	—	—	—	807
Net changes in fair value of available for sale securities, net of tax benefit of $1,276	—	—	—	—	(4,801)	—	—	(4,801)
ESOP shares committed to be released, 6,516 shares	—	—	46	—	—	65	—	111
Balance at June 30, 2022	$—	$33	$30,978	$33,136	$(5,487)	$(2,411)	$—	$56,249

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

	Six Months Ended
	June 30,
	2023	2022
Operating Activities
Net (loss) income	$(857)	$807
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses - loans	195	77
Provision for credit losses - off-balance sheet credit exposures	(12)	—
Net (accretion) amortization of securities	(6)	269
Depreciation and amortization	230	216
Net realized loss on sales of securities available for sale	1,687	29
Loss on sale of fixed assets	—	9
Appreciation on bank-owned life insurance	(51)	(49)
ESOP compensation expense for allocated shares	87	111
Stock-based compensation	285	—
Deferred income tax	(397)	44
Loss on fair value adjustment of fair value hedges	14	—
Net change in
Accrued interest receivable	(119)	(54)
Other assets	20	(11)
Accrued expenses and other liabilities	423	152
Net Cash from Operating Activities	1,499	1,600
Investing Activities
Net change in interest bearing deposits in banks	(3,061)	7,536
Activity in available for sale securities
Purchases	(9,511)	(31,377)
Sales	17,027	10,822
Maturities, prepayments and calls	2,724	2,180
Activity in held to maturity securities
Purchases	(2,139)	—
Maturities, prepayments and calls	2,025	3,552
Purchases of restricted investments	(571)	(7)
Loan originations and principal collections, net	(18,645)	(10,238)
Net decrease in net investment in direct financing leases	28	41
Purchases of premises and equipment	(3,324)	(208)
Net Cash used for Investing Activities	(15,447)	(17,699)
Financing Activities
Net increase in deposits	6,487	13,652
Advances from FHLB and other borrowings	23,201	—
Payments on FHLB and other borrowings	(13,839)	(1,037)
Cash dividends declared and paid	(168)	—
Purchases of treasury stock	(610)	—
Net Cash from Financing Activities	15,071	12,615
Net Change in Cash and Cash Equivalents	1,123	(3,484)
Cash and Cash Equivalents at Beginning of Period	8,927	21,915
Cash and Cash Equivalents at End of Period	$10,050	$18,431

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

Note 1 -    Summary of Significant Accounting Policies

General

Texas Community Bancshares, Inc. (the “Company”), a Maryland corporation and registered bank holding company, was incorporated on March 5, 2021 and became the holding company for Mineola Community Bank, SSB (the “Bank”) as part of a mutual to stock conversion completed on July 14, 2021. The Company’s shares trade on the NASDAQ under the symbol TCBS. Voting rights in the Company are held and exercised exclusively by the shareholders of the Company.

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

Policies and practices which materially affect the determination of financial position, results of operations and cash flows are summarized as follows:

Interim Financial Statements

The interim unaudited consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2023, or any other period. Certain prior period data presented in the consolidated financial statements has been reclassified to conform with the current period presentation. The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2022. Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2022.

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

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

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

Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. For the three and six months ended June 30, 2023, the Company determined no provision for credit losses was necessary.

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

Management has determined that between years one and two represents a reasonable and supportable forecast period and reverts to a historical loss rate in years three or four depending on the loan type. Management leverages economic projections from the St. Louis Federal Reserve Economic Database (FRED) to inform its loss driver forecasts. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

The following table illustrates the impact of the adoption of ASC 326:

	As Reported under ASC 326	Pre ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses on loans	$2,780	$1,755	$1,025

Liabilities:
Allowance for credit losses on OBS credit exposures (included in other liabilities)	254	—	254

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, effective January 1, 2023. The additional disclosures are included in Note 4 – Loans and Allowance for Credit Losses on a prospective basis and include loan modifications where the contractual payment terms of the borrower’s loan agreement were modified through a refinancing or restructuring. Modifications that do not impact the contractual payment terms, such as covenant waivers, insignificant payment deferrals, and any modifications made to loans carried at fair value are not included in the disclosures.

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

Treasury Stock

Treasury stock is accounted for on the cost method and consists of 50,267 shares at June 30, 2023. The Company had no treasury shares at December 31, 2022.

Derivatives

The Company adopted ASU 2022-01, Derivatives and Hedging (Topic 815) – Fair Value Hedging – Portfolio Layer Method, as of January 1, 2023. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition as of December 31, 2022.

At the inception of a derivative contract, the Company designates the derivatives as one of the three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivate, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives not designated or that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

Accrued settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Accrued settlements on derivatives not designated or that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. All the contracts to which the Company is a party settle monthly or semi-annually.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying financial statements to maintain consistency between periods presented. The reclassifications had no impact on net income (loss) or shareholders’ equity.

Note 2 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including allocated and committed to be released ESOP shares and restricted stock awards granted on August 31, 2022 and February 28, 2023, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income (Loss)	$160	$416	$(857)	$807

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	3,363,064	3,257,759	3,327,647	3,257,759
Less: average unearned ESOP shares	(231,264)	(242,160)	(234,534)	(244,788)
Weighted average shares outstanding for basic earnings per share	3,131,800	3,015,599	3,093,113	3,012,971

Additional dilutive shares	—	—	—	—

Weighted average shares outstanding for dilutive earnings per share	3,131,800	3,015,599	3,093,113	3,012,971

Basic and dilutive earnings (loss) per share	$0.05	$0.14	$(0.28)	$0.27

Restricted stock awards for 115,964 shares of common stock were not considered in computing diluted earnings per share for 2023, because they were antidilutive. Stock options for 289,932 shares of common stock were not considered in computing diluted earnings per share for 2023 because they were nonvested.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

Note 3 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$27,404	$—	$(1,571)	$25,833
Collateralized mortgage obligations	54,675	3	(3,305)	51,373
State and municipal	16,333	—	(2,194)	14,139
Corporate bonds	5,750	—	(1,263)	4,487
Total securities available for sale	$104,162	$3	$(8,333)	$95,832

Held to Maturity
Debt Securities:
Residential mortgage-backed	$24,030	$—	$(2,898)	$21,132
State and municipal	1,996	—	(50)	1,946
U.S. Government and agency	1,844	—	(3)	1,841
Total securities held to maturity	$27,870	$—	$(2,951)	$24,919

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$25,573	$—	$(1,815)	$23,758
Collateralized mortgage obligations	52,134	584	(2,474)	50,244
State and municipal	16,387	—	(2,606)	13,781
Corporate bonds	5,750	—	(935)	4,815
U.S. Government and agency	16,169	—	(1,614)	14,555
Total securities available for sale	$116,013	$584	$(9,444)	$107,153

Held to Maturity
Debt Securities:
Residential mortgage-backed	$25,817	$—	$(3,132)	$22,685
State and municipal	2,010	—	(80)	1,930
Total securities held to maturity	$27,827	$—	$(3,212)	$24,615

During the six months ended June 30, 2023, the Company had sales of available for sale securities of $17,027 with a loss of $1,687. During the three months ended June 30, 2023, the Company had no sales of available for sale securities or held to maturity securities. During the three and six months ended June 30, 2022, the Company had sales of available for sale securities of $10,822 with a loss of $29.

At June 30, 2023 and December 31, 2022, securities with a fair value of $4,359 and $3,162, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2023, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$395	$394
Due from one to five years	3,175	2,894	365	365
Due in five to ten years	12,382	10,459	1,978	1,962
After ten years	6,526	5,273	1,102	1,066
Residential mortgage-backed	27,404	25,833	24,030	21,132
Collateralized mortgage obligations	54,675	51,373	—	—
Total	$104,162	$95,832	$27,870	$24,919

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2023
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (11,78)	$15,000	$(180)	$31,965	$(4,289)
Collateralized mortgage obligations (16,11)	32,434	(949)	17,178	(2,356)
State and municipal (5,19)	2,052	(14)	14,032	(2,230)
Corporate bonds (1,11)	429	(71)	4,058	(1,192)
U.S. Government and agency (1,0)	1,841	(3)	—	—
Total	$51,756	$(1,217)	$67,233	$(10,067)

	December 31, 2022
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (66,21)	$16,889	$(1,253)	$21,888	$(3,694)
Collateralized mortgage obligations (11,5)	22,133	(797)	8,790	(1,677)
State and municipal (15,9)	8,638	(1,267)	7,073	(1,419)
Corporate bonds (10,2)	3,963	(787)	852	(148)
U.S. Government and agency (1,13)	2,809	(181)	11,746	(1,433)
Total	$54,432	$(4,285)	$50,349	$(8,371)

At June 30, 2023, the Company had investment securities with approximately $10,067 in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the market depreciation was primarily the change in market interest rates and not the issuers’ financial condition or downgrades by rating agencies. In addition, approximately 12.4% of the principal balance from the Company’s investment portfolio will mature and be repaid to the Company within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of June 30, 2023:

	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$24,030	$1,862	$1,844
Baa2	—	134	—

	$24,030	1,996	$1,844

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.

Other than temporary impairment

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) evaluation by the Company of (a) its intent to sell a debt security prior to recovery and (b) whether it is more likely than not the Company will have to sell the debt security prior to recovery. As of December 31, 2022, no investment securities were other-than-temporarily impaired.

Note 4 -   Loans and Allowance for Credit Losses

A summary of the balances of loans and leases follows:

	June 30,	December 31,
	2023	2022
Real estate:
Construction and land	$45,848	$36,257
Farmland	8,806	7,558
1-4 Residential & multi-family	167,946	162,785
Commercial real estate	35,108	33,678
Total Real Estate	257,708	240,278
Agriculture	132	189
Commercial	7,545	7,031
Consumer and other	6,346	5,595
Subtotal	271,731	253,093
Less allowance for credit losses	(2,969)	(1,755)
Loans and leases, net	$268,762	$251,338

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following tables set forth information regarding the activity in the allowance for credit losses for the three and six months ended June 30, 2023:

	June 30, 2023
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Consumer and other	Total
Three months ended
Beginning balance, April 1, 2023	$419	$69	$1,470	$366	$79	$362	$94	$2,859
Provision for credit losses	23	—	47	6	(78)	104	10	112
Loans charged-off	—	—	—	—	—	—	(3)	(3)
Recoveries	—	—	—	—	—	—	1	1
Balance, June 30, 2023	$442	$69	$1,517	$372	$1	$466	$102	$2,969
Six months ended
Beginning balance prior to adoption of ASC 326	$262	$31	$812	$227	$1	$359	$63	$1,755
Impact of adopting ASC 326 on January 1, 2023	92	28	677	133	2	61	$32	1,025
Provision for credit losses	88	10	28	12	(2)	46	13	195
Loans charged-off	—	—	—	—	—	—	(9)	(9)
Recoveries	—	—	—	—	—	—	3	3
Balance, June 30, 2023	$442	$69	$1,517	$372	$1	$466	$102	$2,969

Balance, June 30, 2023 allocated to loans and leases individually evaluated	$5	$4	$18	$7	$—	$384	$5	$423

Balance, June 30, 2023 allocated to loans and leases collectively evaluated	$437	$65	$1,499	$365	$1	$82	$97	$2,546

Loans and leases receivable:
Balance, June 30, 2023 loans and leases individually evaluated	$364	$317	$1,356	$647	$—	$2,799	$37	$5,520
Balance, June 30, 2023 loans and leases collectively evaluated	45,484	8,489	166,590	34,461	132	4,746	6,309	266,211
Balance, June 30, 2023	$45,848	$8,806	$167,946	$35,108	$132	$7,545	$6,346	$271,731

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following tables present the balances and activity in the allowance for loan and lease losses as of and for the three and six months ended June 30, 2022 and the year ended December 31, 2022, and the allowance for loan and lease losses and recorded investment in loans receivable based on portfolio segment by impairment method as of December 31, 2022. Allocation of a portion of the allowance to one type of loan does not preclude its availability to absorb losses in other categories.

	June 30, 2022
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Allowance for loan and lease losses:
Three months ended
Beginning balance, April 1, 2022	$1,182	$1	$363	$64	$1,610
Charge-offs	—	—	—	(10)	(10)
Recoveries	—	—	—	2	2
Provision	26	—	4	7	37
Ending balance, June 30, 2022	$1,208	$1	$367	$63	$1,639

Six months ended
Beginning balance, January 1, 2022	$1,178	$1	$357	$56	$1,592
Charge-offs	—	—	—	(36)	(36)
Recoveries	—	—	—	6	6
Provision	30	—	10	37	77
Balance, June 30, 2022	$1,208	$1	$367	$63	$1,639

	December 31, 2022
				Consumer
Allowance for loan and lease losses:	Real Estate	Agriculture	Commercial	and Other	Total
Balance, December 31, 2022 allocated to loans and leases individually evaluated for impairment	$—	$—	$300	$—	$300
Balance, December 31, 2022 allocated to loans and leases collectively evaluated for impairment	$1,332	$1	$59	$63	$1,455
Loans and leases receivable:
Balance, December 31, 2022 loans and leases individually evaluated for impairment	$945	$—	$531	$—	$1,476
Balance, December 31, 2022 loans and leases collectively evaluated for impairment	239,333	189	6,500	5,595	251,617
Balance, December 31, 2022	$240,278	$189	$7,031	$5,595	$253,093

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of June 30, 2023:

	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$—	$—	$—
Farmland	159	—	—
1‑4 Residential & multi-family	520	—	—
Commercial real estate	191	—	—
Agriculture	—	—	—
Commercial	6	367	—
Consumer and other	16	—	—
Total	$892	$367	$—

The following table sets forth information regarding the nonaccrual status within the loan and lease portfolio as of December 31, 2022:

Nonaccrual
Real estate
Construction and land	$—
Farmland	165
1‑4 Residential & multi-family	548
Commercial real estate	70
Agriculture	—
Commercial	398
Consumer and other	—
Total	$1,181

The Company did not recognize any interest income on nonaccrual loans during the periods ended June 30, 2023 or June 30, 2022.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2023:

	Real Estate	Accounts Receivable and Inventory	Other
Real estate
Farmland	$159	$—	$—
1-4 Residential & multi-family	675	—	—
Commercial real estate	191	—	—
Commercial	—	564	—
Consumer and other	—	—	16
Total	$1,025	$564	$16

The Company had $1,605 in collateral-dependent loans as of June 30, 2023.

The following table sets forth information regarding impaired loans as of December 31, 2022:

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance
Real estate
Farmland	$165	$223	$—	$179
1‑4 Residential & multi-family	710	765	—	843
Commercial real estate	70	76	—	97
Commercial	142	145	—	90
Consumer and other	—	—	—	17

With a related allowance
Commercial	389	417	300	425

Total
Real estate
Farmland	165	223	—	179
1-4 Residential & multi-family	710	765	—	843
Commercial real estate	70	76	—	670
Commercial	531	562	300	503
Consumer and other	—	—	—	17
	$1,476	$1,626	$300	$2,212

Internal Risk Categories

A loan is considered collateral-dependent when based on current information and events; it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans (nonaccrual loans), loans performing but with deterioration

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

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

The Company evaluates the loan risk grading system definitions and allowance for loan and lease loss methodology on an ongoing basis. No significant changes were made during the period ended June 30, 2023 or the year ended December 31, 2022.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

Based on the most recent analysis performed, the risk category of loans by class of loans as of June 30, 2023 and gross chargeoffs for the six months then ended are as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Construction and land
Risk rating
Pass	$8,713	$31,236	$2,877	$1,064	$276	$1,318	$45,484
Special mention	—	364	—	—	—	—	364
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$8,713	$31,600	$2,877	$1,064	$276	$1,318	$45,848

Farmland
Risk rating
Pass	$1,588	$2,755	$1,182	$510	$867	$1,587	$8,489
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	158	159	317
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$1,588	$2,755	$1,182	$510	$1,025	$1,746	$8,806

1-4 Residential & multi-family
Risk rating
Pass	$17,074	$28,322	$37,145	$45,977	$10,405	$27,666	$166,589
Special mention	—	138	—	—	—	7	145
Substandard	—	—	—	—	286	926	1,212
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$17,074	$28,460	$37,145	$45,977	$10,691	$28,599	$167,946

Commercial real estate
Risk rating
Pass	$2,346	$5,827	$10,291	$3,274	$6,822	$5,900	$34,460
Special mention	—	456	—	—	—	—	456
Substandard	—	126	—	—	—	66	192
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$2,346	$6,409	$10,291	$3,274	$6,822	$5,966	$35,108

Agriculture
Risk rating
Pass	$23	$32	$77	$—	$—	$—	$132
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$23	$32	$77	$—	$—	$—	$132

Commercial
Risk rating
Pass	$1,622	$1,154	$916	$436	$396	$221	$4,745
Special mention	667	230	101	5	—	200	1,203
Substandard	191	3	1,035	83	285	—	1,597
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$2,480	$1,387	$2,052	$524	$681	$421	$7,545

Consumer and other
Risk rating
Pass	$2,774	$1,851	$1,347	$177	$18	$142	$6,309
Special mention	3	13	—	—	—	—	16
Substandard	4	11	6	—	—	—	21
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$2,781	$1,875	$1,353	$177	$18	$142	$6,346
Current period gross charge-offs	$8	$1	$—	$—	$—	$—	$9

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which is subsequently presented. The following table presents the amortized cost of performing and non-performing loans as of June 30, 2023:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Construction and land
Performing	$8,713	$31,600	$2,877	$1,064	$276	$1,318	$45,848
Non-performing	—	—	—	—	—	—	—
	$8,713	$31,600	$2,877	$1,064	$276	$1,318	$45,848

Farmland
Performing	$1,588	$2,755	$1,182	$510	$1,025	$1,587	$8,647
Non-performing	—	—	—	—	—	159	159
	$1,588	$2,755	$1,182	$510	$1,025	$1,746	$8,806

1-4 Residential & multi-family
Performing	$17,074	$28,460	$37,145	$45,977	$10,506	$28,109	$167,271
Non-performing	—	—	—	—	185	490	675
	$17,074	$28,460	$37,145	$45,977	$10,691	$28,599	$167,946

Commercial real estate
Performing	$2,346	$6,283	$10,291	$3,274	$6,822	$5,900	$34,916
Non-performing	—	126	—	—	—	66	192
	$2,346	$6,409	$10,291	$3,274	$6,822	$5,966	$35,108

Agriculture
Performing	$23	$32	$77	$—	$—	$—	$132
Non-performing	—	—	—	—	—	—	—
	$23	$32	$77	$—	$—	$—	$132

Commercial
Performing	$2,289	$1,387	$2,046	$441	$396	$421	$6,980
Non-performing	191	—	6	83	285	—	565
	$2,480	$1,387	$2,052	$524	$681	$421	$7,545

Consumer and other
Performing	$2,781	$1,864	$1,347	$177	$18	$142	$6,329
Non-performing	—	11	6	—	—	—	17
	$2,781	$1,875	$1,353	$177	$18	$142	$6,346

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table sets forth information regarding the credit risk profile based on payment activity of the loan and lease portfolio at December 31, 2022:

	December 31, 2022
	Performing	Non- performing	Total
Real estate
Construction and land	$36,257	$—	$36,257
Farmland	7,393	165	7,558
1‑4 Residential & multi-family	162,237	548	162,785
Commercial real estate	33,608	70	33,678
Agriculture	189	—	189
Commercial	6,633	398	7,031
Consumer and other	5,595	—	5,595
Total	$251,912	$1,181	$253,093

The following is an aging analysis for loans as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$1,441	$3	$—	$1,444	$44,404	$45,848
Farmland	—	30	159	189	8,617	8,806
1‑4 Residential & multi-family	—	454	145	599	167,347	167,946
Commercial real estate	—	—	126	126	34,982	35,108
Agriculture	—	—	—	—	132	132
Commercial	80	1,714	—	1,794	5,751	7,545
Consumer and other	16	15	11	42	6,304	6,346
Total	$1,537	$2,216	$441	$4,194	$267,537	$271,731

	December 31, 2022
						Recorded
		90 Days				Investment
	30‑89 Days	and	Total		Total	> 90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
Real estate
Construction and land	$930	$—	$930	$35,327	$36,257	$—
Farmland	162	—	162	7,396	7,558	—
1‑4 Residential & multi-family	1,215	—	1,215	161,570	162,785	—
Commercial real estate	126	—	126	33,552	33,678	—
Agriculture	—	—	—	189	189	—
Commercial	—	1	1	7,030	7,031	1
Consumer and other	10	—	10	5,585	5,595	—
Total	$2,443	$1	$2,444	$250,649	$253,093	$1

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

All interest accrued but not collected for loans that are placed on nonaccrual or charged‐off is reversed against interest income. The interest on these loans is accounted for on the cash‐basis or cost‐recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the three and six months ended June 30, 2023 and 2022.

The following table presents interest income recognized on loans that are collateral-dependent and individually reviewed for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Real estate
1-4 Residential & multi-family	$1	$2	$3	$4
Commercial real estate	—	—	—	13
Commercial	1	—	3	—
	$2	$2	$6	$17

During the three and six months ended June 30, 2023, there were no modifications of loans to borrowers in financial difficulty. During the three and six months ended June 30, 2022, there were no modifications resulting in troubled debt restructurings.

There have been no subsequently defaulted troubled debt restructurings. The Company has no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

At June 30, 2023 and December 31, 2022, the Company had a recorded investment of $343 and $364, respectively, of troubled debt restructured loans. The Company has no current commitments to loan additional funds to the borrowers whose loans have been modified.

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

At June 30, 2023 and December 31, 2022, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2023	December 31, 2022
Commitments to extend credit	$44,920	$43,327

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

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

At June 30, 2023, the Company had no commitments to purchase securities.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated financial statements.

Note 6 -   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	June 30,
	2023	2022
Supplemental cash flow information:
Cash paid for
Interest on deposits	$2,058	$630
Interest on FHLB advances	1,069	287
Other interest	5	5
Income taxes	120	110

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

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At June 30, 2023 and December 31, 2022, the Bank’s CBLR ratio was 11.12% and 12.31%, respectively, which exceeded all regulatory capital requirements under the CBLR framework, and the Bank was considered to be “well-capitalized.”

Under the CBLR framework, banks and their bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9%, are eligible to opt into the CBLR framework. Qualifying

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

●	Level 3 Inputs – Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in valuation techniques during either the six months ended June 30, 2023 or the year ended December 31, 2022.

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

Derivative Instruments – As discussed in Note 10 “Derivatives” within this Item 1 of this Quarterly Report, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain poritions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. No significant differences were identified udirng the validation as of June 30, 2023.

Collateral-dependent Loans – Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$25,833	$—	$25,833
Collateralized mortgage obligations	—	51,373	—	51,373
State and municipal	—	14,139	—	14,139
Corporate bonds	—	4,487	—	4,487
Financial derivatives	—	536	—	536
Total financial assets	$—	$96,368	$—	$96,368

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$23,758	$—	$23,758
Collateralized mortgage obligations	—	50,244	—	50,244
State and municipal	—	13,781	—	13,781
Corporate bonds	—	4,815	—	4,815
U.S. Government and agency	—	14,555	—	14,555
Total financial assets	$—	$107,153	$—	$107,153

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

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$67	$67
	$—	$—	$67	$67

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$89	$89
	$—	$—	$89	$89

During the six months ended June 30, 2023 and 2022, certain collateral-dependent loans were remeasured and reported at fair value through a specific allocation of the allowance for credit losses based upon the fair value of the underlying collateral. At June 30, 2023, collateral-dependent loans with a carrying value of $367 were reduced by specific valuation allowance allocations totaling $300 to a reported fair value of $67. At December 31, 2022, impaired loans with a carrying value of $389 were reduced by specific valuation allowance allocations totaling $300 to a reported fair value of $89. The fair value of impaired loans is determined based on collateral valuations utilizing Level 3 valuation inputs. There was no charge to the provision for credit losses - loans as a result of the valuation allowances for the three and six months ended June 30, 2023 and 2022.

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	June 30, 2023	Technique	Inputs	Values

Collateral-dependent loans	$67	Appraisal of collateral (1)	Appraisal adjustment	10-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2022	Technique	Inputs	Values

Impaired loans	$89	Appraisal of collateral (1)	Appraisal adjustment	10-25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2023
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$10,050	$—	$—	$10,050	$10,050
Interest bearing deposits in banks	5,116	—	—	5,116	5,116
Securities held to maturity	—	24,919	—	24,919	27,870
Loans, net	—	—	252,634	252,634	268,726
Net investment in direct financing leases	—	—	36	36	36
Accrued interest receivable	1,446	—	—	1,446	1,446
Restricted investments carried at cost	—	3,376	—	3,376	3,376
Financial liabilities
Deposits	—	—	302,768	302,768	302,564
FHLB advances	—	—	69,682	69,682	71,856
Accrued interest payable	600	—	—	600	600

	December 31, 2022
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$8,927	$—	$—	$8,927	$8,927
Interest bearing deposits in banks	2,055	—	—	2,055	2,055
Securities held to maturity	—	24,615	—	24,615	27,827
Loans, net	—	—	251,794	251,794	251,274
Net investment in direct financing leases	—	—	64	64	64
Accrued interest receivable	1,327	—	—	1,327	1,327
Restricted investments carried at cost	—	2,805	—	2,805	2,805
Mortgage servicing rights	—	—	7	7	7
Financial liabilities
Deposits	—	—	298,050	298,050	296,077
FHLB advances	—	—	60,825	60,825	62,494
Accrued interest payable	332	—	—	332	332

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

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

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

Accrued interest payable – The carrying value approximates the fair value.

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $38 and $87 for the three and six months ended June 30, 2023 and $60 and $111 for the three and six months ended June 30, 2022.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

A summary of the ESOP shares as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Shares allocated to participants	$26,062	$26,062
Shares committed to be released to participants	6,516	—
Shares distributed to retiring participant	(336)	(220)
Unreleased shares	228,043	234,559
Total	260,285	260,401
Fair value of unreleased shares	$2,768	$3,600

Note 10 - Derivatives

The Company is exposed to economic risks arising from its business operations and uses derivatives primarily to manage risk associated with changing interest rates. The Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship (cash flow or fair value hedge).

Fair Value Hedges – Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Available for Sale Securities – The Company has a swap agreement to hedge the interest rate risk on a portion of its fixed rate available for sale (AFS) securities. At June 30, 2023, the aggregate notional amount of the related hedged items of the AFS securities totaled $25 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $550.

The Company applies hedge accounting in accordance with ASC 815, Derivatives and Hedging, and the fair value hedge and the underlying hedged item, attributable to the risk being hedged, are recorded at fair value with unrealized gains and losses being recorded within other interest income on the Company’s Consolidated Statements of Operations. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows on the derivative hedging instrument with the changes in fair value or cash flows on the designated hedged item or transactions for the risk being hedged. If a hedging relationship ceases to qualify for hedge accounting, the relationship is discontinued and future changes in the fair value of the derivative instrument are recognized in current period earnings. For a discontinued or terminated fair value hedging relationship, all remaining basis adjustments to the carrying amount of the hedged item are amortized to interest income or expense over the remaining life of the hedged item consistent with the amortization of other discounts or premiums. Previous balances deferred in AOCI from discontinued or terminated cash flow hedges are reclassified to interest income or expense as the hedged transactions affect earnings or over the originally specified term of the hedging relationship. The Company’s hedges continue to be highly effective and had no material impact on the Consolidated Statements of Operations.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table summarizes key elements of the Company’s derivative instruments as of June 30, 2023, segregated by derivatives that are considered accounting hedges and those that are not:

	June 30, 2023
	Notional Amount	Fair Value
Derivatives designated as hedges:
Fair Value Hedges	$25,000	$536
Total	$25,000	$536

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of June 30, 2023:

	Carrying Amount of Hedged Assets Amount	Cumulative Amount of Basis Adjustments Included in the Carrying Amount of the Hedged Assets
Line items on the Consolidated Statements of Financial Condition in which the hedged items is included:
Securities available for sale	$43,170	$(550)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Texas Community Bancshares, Inc.’s (“the Company”) consolidated financial condition at June 30, 2023 and consolidated results of operations for the three and six months ended June 30, 2023 and 2022. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The allocation methodology applied by the Company is designed to assess the appropriateness of the allowance for credit losses on loans and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical peer and Company loss rates, reasonable and supportable forecasts, and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions, reasonable and supportable forecasts, and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allowance for credit losses on loans is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for credit losses on loans was adequate at June 30, 2023 and December 31, 2022. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for credit losses. As a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is the responsibility of the Company and any increase or decrease in the allowance is the responsibility of management.

The allowance for credit losses on unfunded commitments is calculated using the same methodology as loans and considers the funding probability and the amount to be expected to be funded over the life of the commitment.

The Company assesses held to maturity (HTM) securities for credit losses and due to the HTM securities primarily being issued by government-sponsored entities or being highly rated municipals, management concluded that no credit loss should be recognized for these securities for the six months ended June 30, 2023.

The CECL standard also requires for credit losses on available for sale (AFS) securities to be recorded through an allowance for credit losses rather a write-down of the individual security. As of June 30, 2023, the Company did not have an allowance for credit losses on AFS securities based upon the decline in fair value being attributable to changes in market interest rates and not credit quality.

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

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total Assets. Total assets were $432.2 million at June 30, 2023, an increase of $14.9 million, or 3.6%, from $417.3 million at December 31, 2022. The increase was due primarily to increases in net loans and leases of $17.5 million, or 7.0%, from $251.3 million at December 31, 2022 to $268.8 million at June 30, 2023, an increase of $3.2 million, or 50.8%, in net premises and equipment, and increases in cash, fed funds sold and interest bearing deposits in banks totaling $4.1 million, or 37.3%, to $15.1 million at June 30, 2023 from $11.0 million at December 31, 2022, partially offset by a decrease in securities of $11.3 million, or 8.4%, from $135.0 million at December 31, 2022 to $123.7 million at June 30, 2023. The $3.2 million, or 50.8%, increase in net premises and equipment was primarily due to the purchase of two buildings adjacent to the Bank’s main office in Mineola, the purchase of a building that had recently been a bank branch in Tyler and the construction of the new branch building in Lindale at the current location, which should be completed in 2024.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.1 million, or 12.4%, to $10.0 million (which includes fed funds sold of $4.6 million) at June 30, 2023 from $8.9 million (which includes fed funds sold of $2.0 million) at December 31, 2022. This increase was primarily the result of a decrease in securities of $11.3 million resulting primarily from the sale of a group of securities in January 2023 as part of an investment repricing strategy, an increase in deposits of $6.5 million, or, 2.2%, and an increase in FHLB advances of $9.4 million, or 15.0%, partially offset primarily by an increase in loans of $17.5 million, an increase in net premises and equipment of $3.2 million, dividends paid of $168,000, stock repurchases of $610,000 and an increase in interest bearing deposits in banks of $3.0 million.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks were $5.1 million at June 30, 2023, compared to $2.1 million at December 31, 2022, an increase of $3.0 million, or 142.9%. The increase was primarily the result of the purchase of $5.0 million in Qwickrate Certificates of Deposit (CDs), partially offset by cash needed for loan funding and property purchases. The Bank utilizes the Qwickrate listing service, which is a resource where banks can purchase and sell Certificates of Deposit (CDs) with other banks, to invest excess funds easily in CDs at a competitive rate. At June 30, 2023, there was $5.0 million in short-term (3-6 months) Qwickrate CDs with other banks.

Securities Available for Sale. Securities available for sale decreased by $11.4 million, or 10.6%, to $95.8 million at June 30, 2023 from $107.2 million at December 31, 2022. The decrease in securities resulted primarily from the sale of a group of securities as part of an investment repricing strategy adopted in January 2023 to take advantage of then current market interest rate spreads. Sixteen securities were sold totaling $17.0 million at a loss of $1.7 million in order to reprice the portfolio by purchasing investments yielding higher returns, including purchases of $9.5 million during the period. We received paydowns of $2.9 million and a decrease in net unrealized losses on the available for sale portfolio of $418,000, or 6.0%, to $6.6 million from $7.0 million due primarily to the realized loss of $1.3 million, net of tax, related to the sale of securities being removed from the total, partially offset by increased unrealized losses from rising rates. Gross unrealized losses on the AFS portfolio consisting of 84 securities decreased from $8.9 million, or 7.6% of the portfolio’s amortized cost of $116.0 million at December 31, 2022, to $8.3 million, or 8.0% of the amortized cost of $104.2 million at June 30, 2023. These unrealized losses are due to increases in market interest rates. The total net unrealized losses as refected in the other comprehensive losses (AOCI) was further reduced by $434,000 to $6.1 million at June 30, 2023 from purchases of derivatives hedged against a portion of the AFS portfolio. This was a total reduction in other comprehensive losses of $852,000, or 12.2%, from $7.0 million at December 31, 2022 to $6.1 million at June 30, 2023.

Securities Held to Maturity. Securities held to maturity increased by $43,000, or 0.2%, to $27.9 million at June 30, 2023 from $27.8 million at December 31, 2022. This increase is due primarily to the purchase of one security of $2.1 million as part of the repricing strategy, partially offset by paydowns of $2.0 million. The HTM portfolio had 70 securities with gross unrealized losses of $3.0 million, or 10.8%, of the amortized cost of $27.9 million at June 30, 2023 compared to $3.2 million, or 11.5%, of the amortized cost of $27.8 million at December 31, 2022. These unrealized losses are due to increases in market interest rates.

Loans and Leases Receivable, Net. Net loans and leases receivable increased $17.5 million, or 7.0%, to $268.8 million at June 30, 2023 from $251.3 million at December 31, 2022. Loans secured by residential real estate and farmland comprise $176.8 million, or 65.0% of total loans at June 30, 2023. During the six months ended June 30, 2023, loan originations totaled $52.4 million of which $11.1 million were renewals, or refinancings of existing loans with Mineola Community Bank (including interim construction loans converting to a permanent loan), resulting in originations of new loans of $41.3 million. Originations consisted primarily of $17.0 million in one-to-four family residential mortgage loans, $22.2 million of residential construction loans (upon completion), including 21 speculative construction home loans of $5.9 million and nine quadplex properties of $5.8 million, $2.5 million in commercial real estate loans, $2.5 million in consumer loans, $2.7 million in commercial and industrial loans, $2.7 million in land & development loans, and $1.6 million in farmland loans. During the six months ended June 30, 2023, there were $7.3 million in loan principal payments and $25.9 million in loan payoffs. During the six months ended June 30, 2023, construction loans (when fully funded upon completion) increased by $9.2 million, or 17.0%, to $63.2 million at June 30, 2023 from $54.0 million at December 31, 2022. The total construction loan portfolio consisting of 108 loans had funded balances of $39.7 million at June 30, 2023 compared to 98 loans at December 31, 2022 with funded balances of $30.7 million. Construction loans continue to be a large segment of our loan portfolio.

Deposits. Deposits increased $6.5 million, or 2.2%, to $302.6 million at June 30, 2023 from $296.1 million at December 31, 2022. Core deposits (defined as all deposits other than certificates of deposit) decreased $13.4 million, or 6.5%, to $193.3 million at June 30, 2023 from $206.7 million at December 31, 2022. Retail certificates of deposit increased $20.0 million, or 25.9%, to $97.3 million at June 30, 2023 from $77.3 million at December 31, 2022. At June 30, 2023, there were $12.0 million in brokered deposits. The decrease in core deposits and increase in CDs is primarily the result of the Bank offering a special CD with a higher rate in an effort to retain deposits resulting in customers moving funds within the Bank to the higher yielding account. We have also increased the rates on money market accounts as part of the retention effort during this time of rising market interest rates and a competitive deposit market. As a result, our cost of deposits increased 64 basis points, or 60.4%, to 1.70% at June 30, 2023 compared to 1.06% at December 31, 2022. At June 30, 2023, there were 152 accounts with balances in excess of $250,000 with a total of $63.9 million, or 21.1% of deposits. The amount that was over $250,000 was $25.9 million, or 8.6%, that was potentially uninsured, including certificates of deposit of $6.9 million and $19.0 million in checking, MMDA and savings accounts.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank increased by $9.4 million, or 15.0%, to $71.9 million at June 30, 2023 from $62.5 million at December 31, 2022 due to additional advances of $11.0 million, offset by scheduled monthly principal payments on amortizing advances of $1.6 million. The advances were purchased to help fund loan growth and real estate purchases.

Total Shareholders’ Equity. Total shareholders’ equity decreased $1.4 million, or 2.5%, to $54.5 million at June 30, 2023 from $55.9 million at December 31, 2022. This decrease was primarily due to a net loss for the six months ended June 30, 2023 of $857,000 resulting primarily from the loss on the sale of securities of $1.3 million, net of tax, and a one-time CECL adjustment (increase in the allowance for credit losses) of $1.0 million, net of tax, for the cumulative effect of a change in accounting principle used to estimate credit losses that was effective on January 1, 2023. The CECL cumulative effect adjustment flowed directly through capital instead of being charged as a provision expense for credit losses through the statement of operations. These decreases were partially offset by increases in equity including a net reduction of $852,000, or 12.2%, in the accumulated other comprehensive loss from $7.0 million at December 31, 2022 to $6.1 million at June 30, 2023; a net decrease in the unrealized losses on AFS securities of $418,000 primarily due to removing unrealized losses associated with the sale of securities partially offset by increases in the unrealized losses due to rising rates; and a net increase of $434,000 from the change in the fair value of cash flow hedges on $25.0 million of the securities in the AFS portfolio. An increase in equity of $285,000 came from stock plan vesting of the 2022 Equity Plan for the six months ended June 30, 2023, and an increase of $87,000 with the commitment to release 6,516 additional ESOP shares to participants. In the six months ended June 30, 2023, the Company paid quarterly dividends totaling $168,000 and repurchased 50,267 shares of TCBS stock at a cost of $610,000.

At June 30, 2023, Mineola Community Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes, as permitted by the CARES Act. At June 30, 2023, a community bank leverage ratio of at least 9.0% is required to be considered “well capitalized” under regulatory requirements. At June 30, 2023, Mineola Community Bank was well capitalized and had a ratio of 11.12%.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are only included in the computation of average balances. Average yields for loans include loan fees of $143,000 and $103,000 for the three months ended June 30, 2023 and 2022, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Three Months Ended June 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$266,539	$3,099	4.65%	$229,891	$2,431	4.23%
Allowance for credit losses	(2,860)			(1,624)
PPP loans	—	—	—%	8	—	—%
Securities	126,272	1,260	3.99%	100,288	447	1.78%
Restricted stock	3,000	36	4.80%	2,040	6	1.18%
Interest bearing deposits in banks	7,507	79	4.21%	5,547	13	0.94%
Federal funds sold	2,446	31	5.07%	14,872	30	0.81%
Financial derivative	536	33	6.16%	—	—	—%
Total interest earning assets	403,440	4,538	4.50%	351,022	2,927	3.34%
Noninterest earning assets	23,032			21,900
Total assets	$426,472			$372,922

Interest-bearing liabilities:
Interest bearing demand deposits	$60,728	56	0.37%	$77,063	64	0.33%
Regular savings and other deposits	55,616	43	0.31%	81,222	72	0.35%
Money market deposits	30,935	228	2.95%	11,999	9	0.30%
Certificates of deposit	106,529	920	3.45%	69,819	153	0.88%
Total interest bearing deposits	253,808	1,247	1.97%	240,103	298	0.50%
Advances from FHLB	70,177	636	3.63%	26,718	141	2.11%
Other liabilities	528	3	2.27%	510	2	1.57%
Total interest bearing liabilities	324,513	1,886	2.32%	267,331	441	0.66%
Noninterest bearing demand deposits	55,434			58,102
Other noninterest bearing liabilities	4,706			3,661
Total liabilities	384,653			329,094
Total shareholders’ equity	41,819			43,828
Total liabilities and shareholders' equity	$426,472			$372,922
Net interest income		$2,652			$2,486
Net interest rate spread (1)			2.17%			2.68%
Net interest earning assets (2)	$78,927			$83,691
Net interest margin (3)			2.63%			2.83%
Average interest earning assets to interest bearing liabilities			124.32%			131.31%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Three Months Ended June 30, 2023 and June 30, 2022

Net Income. The Company had a net income of $160,000 for the three months ended June 30, 2023, compared to net income of $416,000 for the three months ended June 30, 2022, a decrease of $256,000, or 61.5%. The decrease was primarily due to a decrease in net interest income of $166,000, or 6.7%, primarily due to a 50 basis point, or 18.7%, decrease in net interest rate spread primarily due to the rapid increase in market interest rates between periods and the inability to reprice interest earning assets at the same speed as interest bearing liabilities. Additionally, there was a $56,000 increase in provision for credit losses primarily due to an increase in the balance of the average loan portfolio of $36.6 million, or 15.9%, a $511,000, or 21.6%, increase in noninterest expense only being partially offset by a $62,000, or 13.8%, increase in noninterest income and a decrease in income tax expense of $83,000.

Interest Income. Interest income increased $1.6 million, or 55.0%, to $4.5 million for the three months ended June 30, 2023 from $2.9 million for the three months ended June 30, 2022. This was primarily the result of increased interest income on securities and loans due to increased yields and an increase in the average balance of loans and securities. Average interest earning assets increased by $52.4 million, or 14.9%, from $351.0 million for the three months ended June 30, 2022 to $403.4 million at June 30, 2023, and an increase in the yield on interest earning assets of 116 basis points, or 34.9%, from 3.34% for the three months ended June 30, 2022 to 4.50% for the three months ended June 30, 2023.

Interest income on loans increased $668,000, or 27.5%, to $3.1 million for the three months ended June 30, 2023 from $2.4 million for the three months ended June 30, 2022. This increase resulted from an increase in average loans of $36.6 million, or 15.9%, from $229.9 million for the three months ended June 30, 2022 to $266.5 million for the three months ended June 30, 2023, with an increase in loan yield of 42 basis points, or 10.0%, to 4.65% for the three months ended June 30, 2023 from 4.23% for the three months ended June 30, 2022. The increase in loan yield was due primarily to increased market interest rates.

Interest income on securities increased $813,000, or 181.9%, from $447,000 for the three months ended June 30, 2022 to $1.3 million for the three months ended June 30, 2023. This increase resulted from an increase in the average balance of securities of $26.0 million, or 25.9%, from $100.3 million for the three months ended June 30, 2022 to $126.3 million for the three months ended June 30, 2023 and an increase of 221 basis points, or 123.9%, in average yield from 1.78% for the three months ended June 30, 2022 to 3.99% for the three months ended June 30, 2023. The rate increase is reflective of market rate increases and the diversification of the securities portfolio to include higher yielding commercial mortgage-backed securities, subordinated bank debt and other bonds with interest rates that are not tied to conventional residential mortgage loan rates. In January 2023, the Company sold 16 securities totaling $17.0 million at a loss of $1.7 million as part of a repricing strategy to increase interest income. A portion of these funds have been reinvested into these higher yielding securities accounting for part of the difference in the 221 basis point yield increase between June 30, 2022 and June 30, 2023. The Federal Reserve increased rates 450 basis points, or 900%, between March 30, 2022 and March 30, 2023.

Interest income from interest bearing deposits in banks increased $66,000, or 507.7%, from $13,000 for the three months ended June 30, 2022 to $79,000 for the three months ended June 30, 2023. This increase resulted from an increase in average yield of 327 basis points, or 349.0%, from 0.94% for the three months ended June 30, 2022 to 4.21% for the three months ended June 30, 2023 and an increase in average interest bearing deposits of $2.0 million, or 35.3% from $5.5 million for the three months ended June 30, 2022 to $7.5 million for the three months ended June 30, 2023. There was also an increase of $1,000 in fed funds interest income for the three months ended June 30, 2023 primarily from an increase of 426 basis points, or 528.3%, in average yield on fed funds sold from 0.81% for the three months ended June 30, 2022 to 5.07% for the three months ended June 30, 2023, partially offset by a $12.4 million, or 84.1%, decrease in average fed funds sold from $14.9 million for the three months ended June 30, 2022 to $2.4 million for the three months ended June 30, 2023. The increases in yields on deposits in banks and fed funds is reflective of the sharp increase in market interest rates.

Interest income from the fair value hedge increased $33,000 for the six months ended June 30, 2023. The Company entered into an interest rate swap agreement in the six months ended June 30, 2023 to convert a portion of its interest rate exposure from fixed rates to floating rates to help manage the interest rate risk position. Refer to additional detail regarding the fair value hedge in Note 10 – Derivatives.

Interest Expense. Total interest expense increased $1.5 million, or 330.8%, to $1.9 million for the three months ended June 30, 2023 from $441,000 for the three months ended June 30, 2022 due to an increase in the average cost of interest-bearing liabilities of 166 basis points, or 252.3%, from 0.66% for the three months ended June 30, 2022 to 2.32% for the three months ended June 30, 2023, primarily due to an increase in deposit and funding costs. Interest expense on deposit accounts increased $949,000, or 318.5%, to $1.2 million for the three months ended June 30, 2023 from $298,000 for the three months ended June 30, 2022, due to an increase in the average deposit cost of 147 basis points, or 295.9%, from 0.50% for the three months ended June 30, 2022 to 1.97% for the three months ended June 30, 2023 and an increase in average interest-bearing deposits of $13.7 million, or 5.7% from $240.1 million for the three months ended June 30, 2022 to $253.8 million for the three months ended June 30, 2023, with the increase being in higher yielding certificates of deposit and money market deposits, offset by a decrease in lower cost interest-bearing transaction accounts. Part of the migration to higher yielding accounts results from a deposit retention strategy of offering a special higher interest rate CD and higher money market rates implemented during the quarter ended December 31, 2022. The speed of the market rate increases created a competitive deposit market quickly, especially after the four consecutive 75 basis point raises from June 2022 to November 2022.

Interest expense on Federal Home Loan Bank advances increased $495,000, or 351.1%, to $636,000 for the three months ended June 30, 2023 from $141,000 for the three months ended June 30, 2022. This increase was due primarily to the increase in the average balance of Federal Home Loan Bank advances of $43.5 million, or 162.7%, to $70.2 million for the three months ended June 30, 2023 from $26.7 million for the three months ended June 30, 2022 and an increase in average yield of 151 basis points, or 71.7%, from 2.11% for the three months ended June 30, 2022 to 3.63% for the three months ended June 30, 2023. The increase in average advances was primarily to fund loan growth. At June 30, 2023, we have lengthened our short-term advances as they have matured and are holding onto any excess liquidity in interest bearing accounts. The Company believes this to be prudent given the uncertainty in the market, including consumer behavior and interest rates, and management concerns about regulatory response and public perceptions in light of recent large regional bank failures.

Net Interest Income. Net interest income increased $166,000, or 6.7%, to $2.7 million for the three months ended June 30, 2023 from $2.5 million for the three months ended June 30, 2022 due primarily to the increase in interest-earning assets of $52.4 million, or 14.9%, to $403.4 million at June 30, 2023 from $351.0 million at June 30, 2022, partially offset by a decrease in net interest rate spread of 50 basis points, or 18.7%, from 2.68% for the three months ended June 30, 2022 to 2.18% for the three months ended June 30, 2023. Net interest margin had a 20 basis point decrease to 2.63% for the three months ended June 30, 2023 from 2.83% for the three months ended June 30, 2022. The decrease in net interest rate spread was primarily due to the rapid increase in rates between periods and the inability to reprice interest earning assets at the same speed as interest bearing liabilities with the average yield on interest earning assets increasing by 116 basis points, or 34.9%, compared to the average increase on interest bearing liabilities increasing by 166 basis points, or 252.3%.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses was $93,000 for the three months ended June 30, 2023, compared to $37,000 for the three months ended June 30, 2022, an increase of $56,000, or 151.4%, primarily due to an increase in average loans and leases of $36.6 million, of 15.9% and the adoption of the new credit loss methodology, ASC 326. See the CECL section in the financial statements for further explanation of the Bank’s transition to the new methodology.

Noninterest Income. Noninterest income increased $62,000, or 13.8%, to $511,000 for the three months ended June 30, 2023 from $449,000 for the three months ended June 30, 2022, due primarily to an increase in loan fee income from the wholesale lending program of $39,000, or 924.0% to $43,000 for the three months ended June 30, 2023 from $4,000 for the three months ended June 30, 2022, rental income of $6,000 on the newly acquired buildings located adjacent to the current Bank premises that were purchased in January of 2023 for future expansion, a $29,000 loss on the sale of securities occurred in the three months ended June 30, 2022 with no losses in the three months ended June 30, 2023 and a $7,000 increase in service charges on deposit accounts, partially offset by a decrease of $15,000 in other service charges and fees from 274,000 for the three months ended June 30, 2022 to $259,000 for the three months ended June 30, 2023 due primarily to a decrease in ATM fees of $13,000.

Noninterest Expense. Noninterest expense increased $511,000, or 21.6%, to $2.9 million for the three months ended June 30, 2023 from $2.4 million for the three months ended June 30, 2022 primarily due to increases in salaries and employee benefits, data processing, contract services, and other expenses.

Salary and employee benefit expenses increased by $277,000, or 19.7%, to $1.7 million for the three months ended June 30, 2023 from $1.4 million for the three months ended June 30, 2022, due primarily to compensation expenses due to normal salary and benefits increases and a one-time expense related to hiring a new Bank president in March 2023 and an increase of $182,000 for stock options and awards granted under the 2022 Equity Plan, which was approved by shareholders and effective on August 31, 2022. The Equity Plan was not in existence during the three months ended June 30, 2022. Occupancy expenses increased 21,000, or 11.4% due primarily to increases in depreciation, property taxes and utilities. Technology expenses increased $8,000, or 7.5%, to $115,000 for the three months ended June 30, 2023 from $107,000 for the three months ended June 30, 2022 and data processing expenses increased $18,000, or 8.9%, to $221,000 for the three months ended June 30, 2023 from $203,000 for the three months ended June 30, 2022 primarily due to cost increases from the providers. Other expenses increased $161,000, or 48.8%, primarily due to an increase of $19,000 in audit and accounting expenses, a $35,000 increase in insurance expenses due to rate increases and the addition of new properties, a $57,000 increase in other operating expenses primarily due to a one time fee associated with hiring, an increase in FDIC assessment expenses of $23,000 primarily due to an overall increase in the FDIC assessment rate, an $8,000 increase in marketing expense and an $8,000 increase in investment expense. Contract services increased $22,000, or 51.2%, to $65,000 for the three months ended June 30, 2023 from $43,000 for the three months ended June 30, 2022. These increases are reflective of the price increases in all types of services that the Company incurred in 2022, primarily as a result of general wage and inflationary pressures.

Income Tax Expense. Income tax expense decreased by $83,000, or 72.8%, to $31,000 for the three months ended June 30, 2023 from $114,000 for the three months ended June 30, 2022, due to the decrease in net income before taxes of $339,000 from $530,000 for the three months ended June 30, 2022 to $191,000 for the three months ended June 30, 2023. The effective tax rate was 16.23% and 21.51% for the three months ended June 30, 2023 and 2022, respectively. The decrease in effective tax rate was primarily due to nontaxable income increasing at a faster rate than taxable income.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are only included in the computation of average balances. Average yields for loans (excluding PPP loans) include loan fees of $214,000 and $215,000 for the six months ended June 30, 2023 and 2022, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Six Months Ended June 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$261,675	$5,879	4.49%	$226,911	$4,805	4.24%
Allowance for loan and lease losses	(2,316)	—	—	(1,609)	—	—
PPP loans	1	—	—%	10	—	—%
Securities	126,525	2,513	3.97%	97,246	820	1.69%
Restricted stock	2,825	61	4.32%	2,039	11	1.08%
Interest-bearing deposits in banks	6,115	128	4.19%	7,080	19	0.54%
Federal funds sold	2,923	70	4.79%	16,737	39	0.47%
Financial derivative	536	33	6.16%	—	—	—%
Total interest-earning assets	398,284	8,684	4.36%	348,414	5,694	3.27%
Noninterest-earning assets	22,416			21,438
Total assets	$420,700			$369,852

Interest-bearing liabilities:
Interest-bearing demand deposits	$62,409	114	0.37%	$75,611	126	0.33%
Regular savings and other deposits	59,326	93	0.31%	80,192	143	0.36%
Money market deposits	29,631	398	2.69%	11,703	17	0.29%
Certificates of deposit	101,817	1,628	3.20%	70,737	322	0.91%
Total interest-bearing deposits	253,183	2,233	1.76%	238,243	608	0.51%
Advances from the Federal Home Loan Bank	65,078	1,162	3.57%	26,976	285	2.11%
Other liabilities	575	5	1.74%	468	5	2.14%
Total interest-bearing liabilities	318,836	3,400	2.13%	265,687	898	0.68%
Noninterest-bearing demand deposits	55,674			55,703
Other noninterest-bearing liabilities	3,954			3,455
Total liabilities	378,464			324,845
Total shareholders' equity	42,236			45,007
Total liabilities and shareholders' equity	$420,700			$369,852
Net interest income		$5,284			$4,796
Net interest rate spread (1)			2.23%			2.59%
Net interest-earning assets (2)	$79,448			$82,727
Net interest margin (3)			2.65%			2.75%
Average interest-earning assets to interest-bearing liabilities			124.92%			131.14%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Six Months Ended June 30, 2023 and June 30, 2022

Net Income. The Company had a net loss of $857,000 for the six months ended June 30, 2023, compared to net income of $807,000 for the six months ended June 30, 2022, a decrease of $1.7 million, or 206.2%. The net loss was primarily due to a $1.6 million, or 177.2%, decrease in noninterest income resulting primarily from the sale of securities at a net loss of $1.7 million. Additionally, there was a $906,000 increase in noninterest expense and a $106,000 increase in provision for credit losses, partially offset by a $489,000 increase in net interest income and a decrease in income tax expense of $457,000.

Interest Income. Interest income increased $3.0 million, or 52.5%, from $5.7 million for the six months ended June 30, 2022 to $8.7 million for the six months ended June 30, 2023. This was primarily the result of increased interest income on securities and loans due to increased yields and an increase in the average balance of loans and securities. Average interest earning assets increased by $49.9 million, or 14.3%, from $348.4 million for the six months ended June 30, 2022 to $398.3 million at June 30, 2023, and an increase in the yield on interest earning assets of 109 basis points, or 33.4%, from 3.27% for the six months ended June 30, 2022 to 4.36% for the six months ended June 30, 2023.

Interest income on loans increased $1.1 million, or 22.9%, to $5.9 million for the six months ended June 30, 2023 from $4.8 million for the six months ended June 30, 2022. This increase resulted from an increase in average loans of $34.8 million, or 15.3%, from $226.9 million for the six months ended June 30, 2022 to $261.7 million for the six months ended June 30, 2023, with an increase in loan yield of 25 basis points, or 6.0%, to 4.49% for the six months ended June 30, 2023 from 4.24% for the six months ended June 30, 2022. The increase in loan yield was due primarily to increased market interest rates.

Interest income on securities increased $1.7 million, or 206.5%, from $820,000 for the six months ended June 30, 2022 to $2.5 million for the six months ended June 30, 2023. This increase resulted from an increase in the average balance of securities of $29.3 million, or 30.1%, from $97.2 million for the six months ended June 30, 2022 to $126.5 million for the six months ended June 30, 2023 and an increase of 228 basis points, or 135.0%, in average yield from 1.69% for the six months ended June 30, 2022 to 3.97% for the six months ended June 30, 2023. The rate increase is reflective of market rate increases and the diversification of the securities portfolio to include higher yielding commercial mortgage-backed securities, subordinated bank debt and other bonds with interest rates that are not tied to conventional residential mortgage loan rates. In January 2023, the Company sold 16 securities totaling $17.0 million at a loss of $1.7 million as part of a repricing strategy to increase interest income. A portion of these funds have been reinvested into these higher yielding securities accounting for part of the difference in the 221 basis point yield increase between June 30, 2022 and June 30, 2023. The Federal Reserve increased rates 450 basis points, or 900%, between March 30, 2022 and March 30, 2023.

Interest income from interest bearing deposits in banks increased $109,000, or 573.7%, from $19,000 for the six months ended June 30, 2022 to $128,000 for the six months ended June 30, 2023. This increase primarily resulted from the purchase of certificates of deposits (CDs) through Qwickrate at competitive rates. The increase in average yield of 365 basis points, or 675.3%, from 0.54% for the six months ended June 30, 2022 to 4.19% for the six months ended June 30, 2023, was partially offset by a decrease in average interest bearing deposits of $1.0 million, or 13.6% from $7.1 million for the six months ended June 30, 2022 to $6.1 million for the six months ended June 30, 2023. There was also an increase of $31,000 in fed funds interest income for the six months ended June 30, 2023 primarily from an increase of 432 basis points, or 919.1%, in average yield on fed funds sold from 0.47% for the six months ended June 30, 2022 to 4.79% for the six months ended June 30, 2023, partially offset by a $13.8 million, or 82.5%, decrease in average fed funds sold from $16.7 million for the six months ended June 30, 2022 to $2.9 million for the six months ended June 30, 2023. The increases in yields on deposits in banks and fed funds is reflective of the sharp increase in market interest rates.

Dividends from restricted investments increased $50,000, or 454.5%, from $11,000 for the six months ended June 30, 2022 to $61,000 for the six months ended June 30, 2023. This increase primarily resulted from a $52,000, or 742.9%, increase in dividends on FHLB stock from $7,000 for the six months ending June 30, 2022 to $59,000 for the six months ending June 30, 2023. During the six months ending June 30, 2023 we were required to purchase $459,000 in FHLB stock to fully secure advance obligations obtained during the period. This brought the FHLB stock balance at June 30, 2023 to $2.9 million compared to $2.0 million at June 30, 2022.

Interest income from the fair value hedge increased $33,000 for the six months ended June 30, 2023. The Company entered into an interest rate swap agreement in the six months ended June 30, 2023 to convert a portion of its interest rate exposure from fixed rates to floating rates to help manage the interest rate risk position. Refer to additional detail regarding the fair value hedge in Note 10 – Derivatives.

Interest Expense. Total interest expense increased $2.5 million, or 278.4%, to $3.4 million for the six months ended June 30, 2023 from $898,000 for the six months ended June 30, 2022 due to an increase in the average cost of interest-bearing liabilities of 145 basis points, or 213.6%, from 0.68% for the six months ended June 30, 2022 to 2.13% for the six months ended June 30, 2023, primarily due to an increase in deposit and funding costs. Interest expense on deposit accounts increased $1.6 million, or 267.3%, to $2.2 million for the six months ended June 30, 2023 from $609,000 for the six months ended June 30, 2022, due to an increase in the average deposit cost of 125 basis points, or 245.9%, from 0.51% for the six months ended June 30, 2022 to 1.76% for the six months ended June 30, 2023 and an increase in average interest-bearing deposits of $14.9 million, or 6.3% from $238.2 million for the six months ended June 30, 2022 to $253.2 million for the six months ended June 30, 2023, with the increase being in higher yielding certificates of deposit and money market deposits, offset by a decrease in lower cost interest-bearing transaction accounts. Part of the migration to higher yielding accounts resulted from a deposit retention strategy of offering a special higher interest rate CD and higher money market rates implemented during the quarter ended December 31, 2022.

Interest expense on Federal Home Loan Bank advances increased $877,000, or 307.7%, to $1.2 million for the six months ended June 30, 2023 from $285,000 for the six months ended June 30, 2022. This increase was due primarily to the increase in the average balance of Federal Home Loan Bank advances of $38.1 million, or 141.2%, to $65.1 million for the six months ended June 30, 2023 from $27.0 million for the six months ended June 30, 2022 and an increase in average yield of 146 basis points, or 69.2%, from 2.11% for the six months ended June 30, 2022 to 3.57% for the six months ended June 30, 2023 The increase in average advances was primarily to fund an investment strategy initiated in 2022 and to fund loans. At June 30, 2023, we have lengthened our short-term advances as they have matured and are holding onto any excess liquidity in interest bearing accounts. The Company believes this to be prudent given the uncertainty in the market, including consumer behavior and interest rates, and management concerns about regulatory response and public perceptions in light of recent large regional bank failures.

Net Interest Income. Net interest income increased $500,000, or 10.2%, to $5.3 million for the six months ended June 30, 2023 from $4.8 million for the six months ended June 30, 2022 due primarily to the increase in interest-earning assets of $49.9 million, or 14.3%, to 398.3 million at June 30, 2023 from $348.4 million at June 30, 2022, partially offset by a decrease in net interest rate spread of 36 basis points, or 14.0%, from 2.59% for the six months ended June 30, 2022 to 2.23% for the six months ended June 30, 2023. Net interest margin had a 10 basis point decrease to 2.65% for the six months ended June 30, 2023 from 2.75% for the six months ended June 30, 2022.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses was $183,000 for the six months ended June 30, 2023, compared to $77,000 for the six months ended June 30, 2022, an increase of $106,000, or 137.7%, primarily due to an increase in loans and leases and the adoption of ASC 326. See the CECL section in the financial statements for further explanation of the Bank’s transition to the new methodology.

Noninterest Income. Noninterest income decreased $1.6 million, or 177.2%, to a loss of $696,000 for the six months ended June 30, 2023 from income of $902,000 for the six months ended June 30, 2022, due primarily to a $1.7 million loss on the sale of securities during the six months ended June 30, 2023. This was partially offset by two income items that were not in the quarter ended June 30, 2022. There was additional loan fee income from the wholesale lending program of $68,000 and rental income of $14,000 on two newly acquired buildings located adjacent to the current Bank premises that were purchased in January of 2023 for future expansion.

Noninterest Expense. Noninterest expense increased $900,000, or 19.6%, to $5.5 million for the six months ended June 30, 2023 from $4.6 million primarily due to increases in salaries and employee benefits, data processing, contract services, and other expenses.

Salary and employee benefit expenses increased by $482,000, or 17.4%, to $3.3 million for the six months ended June 30, 2023 from $2.8 million for the six months ended June 30, 2022, due to normal salary and benefits increases and an increase in compensation expense of $285,000 for stock awards and stock options awarded under the 2022 Equity Plan, which was approved by shareholders on August 31, 2022. The Equity Plan was not in existence during the six months ended June 30, 2022. Technology expenses increased $29,000, or 14.9%, to $224,000 for the six months ended June 30, 2023, primarily due to higher costs. Other expenses increased $266,000, or 43.7%, primarily due to an increase of $72,000 in audit and accounting expenses, a $67,000 increase in insurance expenses and $58,000 in other operating expenses primarily due to a one time fee associated with hiring. Data processing costs also increased $48,000, or 12.2%, to $442,000 for the six months ended June 30, 2023 from $394,000 for the six months ended June 30, 2022. Contract services increased $49,000, or 62.8%, to $127,000 for the six months ended June 30, 2023 from $78,000 for the six months ended June 30, 2022. Both of these increases are reflective of the price increases in all types of services that the Company incurred in 2022, primarily as a result of general wage, inflationary pressures and fees correlated with asset size of the Company.

Income Tax Expense. Income tax expense decreased by $457,000, or 226.2%, to an income tax benefit of $255,000 for the six months ended June 30, 2023 from an income tax expense of $202,000 for the six months ended June 30, 2022, due to the net loss at June 30, 2023. The effective tax rate was 22.93% and 20.02% for the six months ended June 30, 2023 and 2022, respectively. The increase in effective tax rate was primarily due to taxable income increasing at a faster rate than nontaxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. The Federal Reserve Bank of Boston provides the Bank with a federal funds line of credit. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Dallas. At June 30, 2023, we had outstanding advances of $71.9 million from the Federal Home Loan Bank of Dallas. At June 30, 2023, we had unused borrowing capacity of $78.2 million with the Federal Home Loan Bank of Dallas. In addition, at June 30, 2023, we had a $10.0 million line of credit with Texas Independent Bankers Bank and a $5.0 million line of credit with First Horizon Bank. At June 30, 2023, there was no outstanding balance under any of these facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 included as part of the consolidated financial statements included in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Mineola Community Bank, and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Mineola Community Bank. The amount of dividends that Mineola Community Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. At June 30, 2023, Texas Community Bancshares, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $12.4 million.

Liquidity management and asset quality continue to be high priorities. With continued volatility in the market, recent banking sector events and market interest rate increases, liquidity management and analysis is a key factor in daily asset and liability management and strategic planning. We are monitoring deposit runoff and threats of deposit runoff daily. We have been able to maintain our deposit base through this cycle with some new product offerings and competitive interest rates, which has increased our funding costs. We run stress tests monthly with a severe scenario of 35% CD runoff and 20% other deposit runoff combined with the inability to access our available lines of credit. The scenarios indicate that we are able to maintain our operational liquidity with a designated buffer with our liquidity resources available. We are closely monitoring our assets, liabilities, capital and investment portfolio unrealized losses for possible issues and opportunities related to the current economic and market conditions.

We have contacted some of our large depositors and had discussions with them regarding how to have FDIC coverage to the fullest legal extent, which is over $250,000 for many depositors depending on the type of account ownership. At June 30, 2023, there were 152 accounts with balances in excess of $250,000 with a total of $63.9 million, or 21.1% of deposits. The amount that was over $250,000 was $25.9 million, or 8.6%, that was potentially uninsured, including certificates of deposit of $6.9 million and $19.0 million in checking, MMDA and savings accounts. We have also been communicating with our depositors in general to help ease any fears they may have in light of recent bank failures.

At June 30, 2023, the weighted average life (WAL) of our securities portfolio is 5.6 years. The unrealized losses on the AFS securities is $8.3 million, or 8.0% of the $104.2 million AFS portfolio. Unrealized losses on the HTM securities is $3.0 million, or 10.7% of the $27.9 million HTM portfolio. The total unrealized losses are $11.3 million, or 8.6% of the $132.0 million securities portfolio, which includes $63.4 million, or 48.0%, that are agency issued and guaranteed by the U.S. government. These losses are the result of market interest rate increases and we continue to monitor the portfolio for credit and other risks. The gross unrealized losses on the AFS portfolio is 13.7% of capital and the total gross unrealized loss is 18.6% of capital. The net unrealized loss on AFS securities, and the corresponding other comprehensive loss, was $6.6 million, or 10.9% of capital. Over the next 24 months from June 30, 2023, we expect to realize $7.7 million, $21.8 million, and 12.8 million in cash flow from the securities portfolio in 2023, 2024 and 2025, respectively, with $17.2 million of that being over the next 12 months. See the Securities section of the management discussion and analysis for more information.

At June 30, 2023, the Bank entered into interest rate swap agreements with a total notional amount of $25 million to hedge the risk of changes in the fair value of fixed rate AFS securities for changes in the SOFR benchmark rate. At June 30, 2023 the derivatives were highly effective and offset the unrealized loss on AFS securities by $434,000 bringing the net other comprehensive loss from $6.6 million to $6.1 million.

Our asset quality remains strong. We are being optimistically cautious with our lending and strategic decisions, staying focused on long-term goals and taking advantage of opportunities while being diligent about recognizing and mitigating risk. With the CECL implementation, our allowance for credit losses increased to 1.09% due to the change in methodology. This adds a deeper level of coverage for any losses we may experience. The Bank has raised in-house mortgage rates while continuing to offer secondary market options to moderate loan funding. Mortgage demand has remained surprisingly strong due primarily to relatively low housing inventory levels. We are monitoring housing supply and demand, primarily in our Mineola and Lindale markets where home sales and new home construction has been active, for indicators of a significant change in the local housing markets.

We are currently utilizing listed CDs (Qwickrate) with terms of 3-6 months with full FDIC insurance in order to keep funds liquid while also earning a higher return than holding balances in fed funds. We are not currently utilizing the Bank Term Funding Program.

The following are the various liquidity sources we had available at June 30, 2023 that we could use as needed:

●	FHLB borrowing capacity of $78.2 million
●	$15 million in credit lines with 2 correspondent banks

●	Federal Reserve discount window
●	Qwickrate CD Program
●	Brokered deposits
●	The ability to sell securities. We have run an analysis of securities that could be sold with minimal losses to provide liquidity.
●	The ability to sell a group of loans in the secondary market on an as needed basis
●	The ability to sell some of our BOLI assets

At June 30, 2023, Mineola Community Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category.

Management of Market Risk

Our most significant form of market risk is interest rate risk. As a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Risk Management and Interest Rate Risk Management Officer is responsible for evaluating the interest rate risk inherent in our assets and liabilities, determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. We currently utilize a third-party modeling program, prepared on a monthly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
●	maintaining a high level of liquidity;
●	growing our volume of core deposit accounts;
●	managing our investment securities portfolio so as to reduce the average maturity and effective life of the portfolio;
●	managing our borrowings from the Federal Home Loan Bank of Dallas by using amortizing advances to as to reduce the average maturities of the borrowings; and
●	continuing to diversify our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments and additional fee income;
●	expanding our wholesale lending program to be able to meet customer loan needs while managing the weighted average life and interest rate risk in the loan portfolio.

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

At June 30, 2023
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$12,519	(3.79)%
300	12,671	(2.63)%
200	12,815	(1.52)%
100	12,975	(0.30)%
Level	13,013	—
(100)	12,840	(1.33)%
(200)	12,660	(2.71)%
(300)	12,493	(4.00)%
(400)	12,402	(4.69)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 1.52% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 2.71% decrease in net interest income.

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

At June 30, 2023
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$51,382	$(9,087)	(15.03)%	13.99%	(60)
300	53,928	(6,541)	(10.82)%	14.24%	(35)
200	56,402	(4,067)	(6.73)%	14.45%	(14)
100	58,746	(1,723)	(2.85)%	14.60%	1
Level	60,469	—	—%	14.59%	—
(100)	60,881	412	0.68%	14.30%	(29)
(200)	60,559	90	0.15%	13.86%	(73)
(300)	59,401	(1,068)	(1.77)%	13.27%	(132)
(400)	57,766	(2,703)	(4.47)%	12.61%	(198)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 6.73% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.15% increase in EVE.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” in Item 2 above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

During the quarter ended June 30, 2023, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2023, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

Item 1A.  Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

101

The following materials for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

TEXAS COMMUNITY BANCSHARES, INC.

Date: August 10, 2023	/s/ James H Herlocker, III
James H. Herlocker, III
Chairman, President and Chief Executive Officer

Date: August 10, 2023	/s/ Julie Sharff
Julie Sharff, CPA
Chief Financial Officer