Form 10-Q
period 2023-09-30
Texas Community Bancshares, Inc.
filed 2023-11-08
CIK 1849466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 3,208,881 shares, par value $0.01 per share, of the Registrant’s common stock outstanding as of November 7, 2023.

Texas Community Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

September 30, 2023 and December 31, 2022

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Cash and due from banks	$5,284	$6,897
Federal funds sold	7,139	2,030
Cash and cash equivalents	12,423	8,927
Interest bearing deposits in banks	9,071	2,055
Securities available for sale	92,474	107,153
Securities held to maturity (fair values of $23,187 at September 30, 2023 and $24,615 at December 31, 2022)	26,895	27,827
Loans receivable, net of allowance for credit losses of $2,934 at September 30, 2023 and $1,755 at December 31, 2022	268,914	251,274
Net investment in direct financing leases	36	64
Accrued interest receivable	1,440	1,327
Premises and equipment, net	10,442	6,299
Bank-owned life insurance	6,204	6,125
Foreclosed assets	162	—
Restricted investments carried at cost	3,871	2,805
Core deposit intangible	298	397
Deferred income taxes	2,759	2,304
Financial derivative	926	—
Other assets	795	789
	$436,710	$417,346
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$44,155	$45,823
Interest bearing	255,740	250,254
Total deposits	299,895	296,077
Advances from Federal Home Loan Bank (FHLB)	79,378	62,494
Accrued expenses and other liabilities	4,184	2,905
Total liabilities	383,457	361,476
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,373,723 issued and 3,246,306 outstanding at September 30, 2023 and 3,296,843 issued and outstanding at December 31, 2022	34	33
Additional paid in capital	31,595	31,099
Retained earnings	32,407	34,083
Accumulated other comprehensive loss	(6,959)	(6,999)
Unearned Employee Stock Ownership Program (ESOP) shares, at cost	(2,248)	(2,346)
Treasury stock, at cost (127,417 shares at September 30, 2023)	(1,576)	—
Total shareholders' equity	53,253	55,870
	$436,710	$417,346

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Interest Income
Loans, including fees	$3,410	$2,531	$9,289	$7,336
Debt securities
Taxable	1,232	562	3,652	1,307
Non taxable	44	39	137	114
Dividends on restricted investments	44	9	105	20
Federal funds sold	60	41	130	80
Deposits with banks	74	15	202	34
Financial derivative	112	—	145	—
Total interest income	4,976	3,197	13,660	8,891
Interest Expense
Deposits	1,443	300	3,676	908
Advances from FHLB	687	144	1,849	429
Other	2	3	7	8
Total interest expense	2,132	447	5,532	1,345
Net Interest Income	2,844	2,750	8,128	7,546
Provision for Credit Losses - loans	(10)	48	185	125
Provision for Credit Losses - off-balance sheet credit exposures	39	—	27	—
Provision for Credit Losses	29	48	212	125
Net Interest Income After Provision for Credit Losses	2,815	2,702	7,916	7,421
Noninterest Income
Service charges on deposit accounts	182	166	513	496
Other service charges and fees	338	261	918	795
Net loss on securities transactions	—	—	(1,687)	(29)
Net gain on sale of foreclosed assets	36	42	36	42
Net appreciation on bank-owned life insurance	28	26	79	75
Other income	8	4	37	22
Total noninterest income (loss)	592	499	(104)	1,401
Noninterest Expenses
Salaries and employee benefits	1,685	1,494	4,935	4,263
Occupancy and equipment expense	193	188	595	564
Data processing	244	225	686	619
Technology expense	123	98	347	293
Contract services	64	52	191	130
Director fees	102	96	299	287
Other expense	423	383	1,298	992
Total noninterest expenses	2,834	2,536	8,351	7,148
Income (Loss) Before Income Taxes	573	665	(539)	1,674
Income Tax Expense (Benefit)	117	126	(138)	328
Net Income (Loss)	$456	$539	$(401)	$1,346
Earnings (loss) per share - basic	$0.15	$0.18	$(0.13)	$0.45
Earnings (loss) per share - diluted	$0.15	$0.18	$(0.13)	$0.45
Weighted-average shares outstanding - basic	3,055,489	3,029,465	3,083,629	3,017,817
Weighted-average shares outstanding - diluted	3,055,489	3,029,465	3,083,629	3,017,817

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income (Loss)	$456	$539	$(401)	$1,346

Other items of comprehensive loss
Debt Securities
Net changes in fair value of available for sale securities, before tax	(1,418)	(1,563)	(2,576)	(7,669)
Reclassification adjustment for realized loss on sale of investment securities included in net income (loss), before tax	—	—	1,687	29
Net changes in fair value of available for sale securities hedged, before tax	390	—	940	—
Total other items of comprehensive (loss) income, before tax	(1,028)	(1,563)	51	(7,640)

Income tax benefit (expense) related to other items of comprehensive (loss) income	216	328	(11)	1,604
Total other items of comprehensive (loss) income, after tax	(812)	(1,235)	40	(6,036)

Comprehensive Loss	$(356)	$(696)	$(361)	$(4,690)

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treeasury	Shareholders'
Three Months Ended September 30, 2023 and 2022	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance at July 1, 2023	$—	$34	$31,405	$32,048	$(6,147)	$(2,280)	$(610)	$54,450
Net income	—	—	—	456	—	—	—	456
Stock based compensation expense	—	—	182	—	—	—	—	182
Net changes in other comprehensive income (loss), net of tax	—	—	—	—	(812)	—	—	(812)
Cash dividend declared ($0.03 per share)	—	—	—	(97)	—	—	—	(97)
ESOP shares committed to be released, 3,258 shares	—	—	8	—	—	32	—	40
Treasury stock purchased, 77,150 shares	—	—	—	—	—	—	(966)	(966)
Balance at September 30, 2023	$—	$34	$31,595	$32,407	$(6,959)	$(2,248)	$(1,576)	$53,253

Balance at July 1, 2022	$—	$33	$30,978	$33,136	$(5,487)	$(2,411)	$—	$56,249
Net income	—	—	—	539	—	—	—	539
Stock based compensation expense	—	—	21	—	—	—	—	21
Net changes in other comprehensive income (loss), net of tax	—	—	—	—	(1,235)	—	—	(1,235)
ESOP shares committed to be released, 3,258 shares	—	—	20	—	—	33	—	53
Balance at September 30, 2022	$—	$33	$31,019	$33,675	$(6,722)	$(2,378)	$—	$55,627

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
Nine Months Ended September 30, 2023 and 2022	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance at January 1, 2023	$—	$33	$31,099	$34,083	$(6,999)	$(2,346)	$—	$55,870
Cumulative change in accounting principle (adoption of ASC 326)	—	—	—	(1,010)	—	—	—	(1,010)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	—	33	31,099	33,073	(6,999)	(2,346)	—	54,860
Net loss	—	—	—	(401)	—	—	—	(401)
Stock based compensation expense	—	—	467	—	—	—	—	467
Issuance of restricted stock awards	—	1	—	—	—	—	—	1
Net changes in other comprehensive income (loss), net of tax	—	—	—	—	40	—	—	40
Cash dividends declared ($0.02 per share in Q1 and $0.03 per share in Q2 and Q3)	—	—	—	(265)	—	—	—	(265)
ESOP shares committed to be released, 9,774 shares	—	—	29	—	—	98	—	127
Treasury stock purchased, 127,417 shares	—	—	—	—	—	—	(1,576)	(1,576)
Balance at September 30, 2023	$—	$34	$31,595	$32,407	$(6,959)	$(2,248)	$(1,576)	$53,253

Balance at January 1, 2022	$—	$33	$30,932	$32,329	$(686)	$(2,476)	$—	$60,132
Net income	—	—	—	1,346	—	—	—	1,346
Stock based compensation expense	—	—	21	—	—	—	—	21
Net changes in other comprehensive income (loss), net of tax	—	—	—	—	(6,036)	—	—	(6,036)
ESOP shares committed to be released, 9,774 shares	—	—	66	—	—	98	—	164
Balance at September 30, 2022	$—	$33	$31,019	$33,675	$(6,722)	$(2,378)	$—	$55,627

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	September 30,
	2023	2022
Operating Activities
Net (loss) income	$(401)	$1,346
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses - loans	185	125
Provision for credit losses - off-balance sheet credit exposures	27	—
Net (accretion) amortization of securities	(32)	355
Depreciation and amortization	316	324
Net realized loss on sales of securities available for sale	1,687	29
Loss on sale of fixed assets	—	10
Gain on foreclosed assets	(36)	(42)
Appreciation on bank-owned life insurance	(79)	(75)
ESOP compensation expense for allocated shares	127	164
Stock-based compensation	467	21
Deferred income tax	(466)	(20)
Loss on fair value adjustment of fair value hedges	14	—
Net change in
Accrued interest receivable	(113)	(134)
Other assets	(46)	(219)
Accrued expenses and other liabilities	1,320	663
Net Cash from Operating Activities	2,970	2,547
Investing Activities
Net change in interest bearing deposits in banks	(7,016)	14,596
Activity in available for sale securities
Purchases	(9,511)	(44,465)
Sales	17,027	10,822
Maturities, prepayments and calls	4,730	4,209
Activity in held to maturity securities
Purchases	(2,139)	—
Maturities, prepayments and calls	2,960	4,732
Purchases of restricted investments	(1,066)	(65)
Loan originations and principal collections, net	(18,988)	(20,075)
Net decrease in net investment in direct financing leases	28	41
Proceeds from sales of OREO and foreclosed assets	—	243
Purchases of premises and equipment	(4,360)	(344)
Net Cash used for Investing Activities	(18,335)	(30,306)
Financing Activities
Net increase in deposits	3,818	7,268
Advances from FHLB and other borrowings	33,201	9,000
Payments on FHLB and other borrowings	(16,317)	(1,556)
Cash dividends declared and paid	(265)	—
Purchases of treasury stock	(1,576)	—
Net Cash from Financing Activities	18,861	14,712
Net Change in Cash and Cash Equivalents	3,496	(13,047)
Cash and Cash Equivalents at Beginning of Period	8,927	21,915
Cash and Cash Equivalents at End of Period	$12,423	$8,868

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

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

The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in Mineola, Texas and the surrounding area and the Dallas-Fort Worth Metroplex. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (GAAP) and to general practices of the banking industry.

Policies and practices which materially affect the determination of financial position, results of operations and cash flows are summarized as follows:

Interim Financial Statements

The interim unaudited consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2023, or any other period. Certain prior period data presented in the consolidated financial statements has been reclassified to conform with the current period presentation. The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2022. Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Mineola Community Bank, SSB and its wholly-owned subsidiary Mineola Financial Service Corporation, which is not actively being utilized. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Three and Nine Months Ended September 30, 2023 and 2022

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

Three and Nine Months Ended September 30, 2023 and 2022

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

Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. For the three and nine months ended September 30, 2023, the Company determined no provision for credit losses on securities was necessary.

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

Three and Nine Months Ended September 30, 2023 and 2022

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

Treasury Stock

Treasury stock is accounted for on the cost method and consists of 127,417 shares at September 30, 2023. The Company had no treasury shares at December 31, 2022.

Derivatives

The Company adopted ASU 2022-01, Derivatives and Hedging (Topic 815) – Fair Value Hedging – Portfolio Layer Method, as of January 1, 2023. The adoption of this standard did not have a material effect on the Company’s consolidated operating results or financial condition as of December 31, 2022.

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

Three and Nine Months Ended September 30, 2023 and 2022

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income (Loss)	$456	$539	$(401)	$1,346

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	3,283,496	3,270,504	3,316,518	3,262,054
Less: average unearned ESOP shares	(228,007)	(241,039)	(232,889)	(244,237)
Weighted average shares outstanding for basic earnings per share	3,055,489	3,029,465	3,083,629	3,017,817

Additional dilutive shares	—	—	—	—

Weighted average shares outstanding for dilutive earnings per share	3,055,489	3,029,465	3,083,629	3,017,817

Basic and dilutive earnings (loss) per share	$0.15	$0.18	$(0.13)	$0.45

Restricted stock awards for 115,964 shares of common stock were not considered in computing diluted earnings per share for 2023, because they were antidilutive. Stock options for 270,386 shares of common stock were not considered in computing diluted earnings per share for 2023 because they were nonvested. Stock options for 19,546 shares of common stock have vested, however, were not considered in computing diluted earnings per share for 2023, because they were antidilutive.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

Note 3 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	September 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$26,825	$2	$(1,838)	$24,989
Collateralized mortgage obligations	53,345	1	(3,665)	49,681
State and municipal	16,303	—	(2,866)	13,437
Corporate bonds	5,750	—	(1,383)	4,367
Total securities available for sale	$102,223	$3	$(9,752)	$92,474

Held to Maturity
Debt Securities:
Residential mortgage-backed	$23,121	$—	$(3,575)	$19,546
State and municipal	1,990	—	(132)	1,858
U.S. Government and agency	1,784	—	(1)	1,783
Total securities held to maturity	$26,895	$—	$(3,708)	$23,187

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$25,573	$—	$(1,815)	$23,758
Collateralized mortgage obligations	52,134	584	(2,474)	50,244
State and municipal	16,387	—	(2,606)	13,781
Corporate bonds	5,750	—	(935)	4,815
U.S. Government and agency	16,169	—	(1,614)	14,555
Total securities available for sale	$116,013	$584	$(9,444)	$107,153

Held to Maturity
Debt Securities:
Residential mortgage-backed	$25,817	$—	$(3,132)	$22,685
State and municipal	2,010	—	(80)	1,930
Total securities held to maturity	$27,827	$—	$(3,212)	$24,615

During the nine months ended September 30, 2023, the Company had sales of available for sale securities of $17,027 with a loss of $1,687. During the three months ended September 30, 2023 and 2022, the Company had no sales of available for sale securities or held to maturity securities. During the nine months ended September 30, 2022, the Company had sales of available for sale securities of $10,822 with a loss of $29.

At September 30, 2023 and December 31, 2022, securities with a fair value of $4,366 and $3,162, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2023, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$395	$393
Due from one to five years	3,167	2,844	365	360
Due in five to ten years	12,381	10,135	1,919	1,899
After ten years	6,505	4,825	1,095	989
Residential mortgage-backed	26,825	24,989	23,121	19,546
Collateralized mortgage obligations	53,345	49,681	—	—
Total	$102,223	$92,474	$26,895	$23,187

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2023
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (5,83)	$12,534	$(135)	$29,825	$(5,278)
Collateralized mortgage obligations (11,16)	24,243	(647)	23,898	(3,018)
State and municipal (5,19)	2,009	(53)	13,287	(2,945)
Corporate bonds (0,12)	—	—	4,367	(1,383)
U.S. Government and agency (1,0)	1,783	(1)	—	—
Total	$40,569	$(836)	$71,377	$(12,624)

	December 31, 2022
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (66,21)	$16,889	$(1,253)	$21,888	$(3,694)
Collateralized mortgage obligations (11,5)	22,133	(797)	8,790	(1,677)
State and municipal (15,9)	8,638	(1,267)	7,073	(1,419)
Corporate bonds (10,2)	3,963	(787)	852	(148)
U.S. Government and agency (1,13)	2,809	(181)	11,746	(1,433)
Total	$54,432	$(4,285)	$50,349	$(8,371)

At September 30, 2023, the Company had investment securities with approximately $12,624 in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the market depreciation was primarily the change in market interest rates and not the issuers’ financial condition or downgrades by rating agencies. In addition, approximately 16.3% of the principal balance from the Company’s investment portfolio will mature and be repaid to the Company within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of September 30, 2023:

	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$23,121	$1,856	$1,784
Baa2	—	134	—

	$23,121	1,990	$1,784

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

Three and Nine Months Ended September 30, 2023 and 2022

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

Note 4 -   Loans and Allowance for Credit Losses

A summary of the balances of loans and leases follows:

	September 30,	December 31,
	2023	2022
Real estate
Construction and land	$37,284	$36,257
Farmland	8,973	7,558
1-4 Residential and multi-family	176,081	162,785
Commercial Real Estate	35,536	33,678
Total real estate	257,874	240,278
Agriculture	105	189
Commercial	7,135	7,031
Consumer and other	6,770	5,595
Subtotal	271,884	253,093
Less allowance for credit losses	(2,934)	(1,755)
Loans and leases, net	$268,950	$251,338

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following tables set forth information regarding the activity in the allowance for credit losses for the three and nine months ended September 30, 2023:

	September 30, 2023
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Consumer and other	Total
Three months ended
Beginning balance, July 1, 2023	$442	$69	$1,517	$372	$1	$466	$102	$2,969
Provision for credit losses	(82)	1	50	(2)	—	(14)	37	(10)
Loans charged-off	—	—	—	—	—	—	(29)	(29)
Recoveries	—	—	—	—	—	—	4	4
Balance, September 30, 2023	$360	$70	$1,567	$370	$1	$452	$114	$2,934
Nine months ended
Beginning balance prior to adoption of ASC 326	$262	$31	$812	$227	$1	$359	$63	$1,755
Impact of adopting ASC 326 on January 1, 2023	92	28	677	133	2	61	$32	1,025
Provision for credit losses	6	11	78	10	(2)	32	50	185
Loans charged-off	—	—	—	—	—	—	(38)	(38)
Recoveries	—	—	—	—	—	—	7	7
Balance, September 30, 2023	$360	$70	$1,567	$370	$1	$452	$114	$2,934

Balance, September 30, 2023 allocated to loans and leases individually evaluated	$—	$4	$21	$7	$—	$372	$4	$408

Balance, September 30, 2023 allocated to loans and leases collectively evaluated	$360	$66	$1,546	$363	$1	$80	$110	$2,526

Loans and leases receivable:
Balance, September 30, 2023 loans and leases individually evaluated	$—	$310	$1,426	$516	$—	$2,436	$24	$4,712
Balance, September 30, 2023 loans and leases collectively evaluated	37,284	8,663	174,655	35,020	105	4,699	6,746	267,172
Balance, September 30, 2023	$37,284	$8,973	$176,081	$35,536	$105	$7,135	$6,770	$271,884

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following tables present the balances and activity in the allowance for loan and lease losses as of and for the three and nine months ended September 30, 2022 and the allowance for loan and lease losses and recorded investment in loans receivable based on portfolio segment by impairment method as of December 31, 2022. Allocation of a portion of the allowance to one type of loan does not preclude its availability to absorb losses in other categories.

	September 30, 2022
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Allowance for loan and lease losses:
Three months ended
Balance, July 1, 2022	$1,208	$1	$367	$63	$1,639
Charge-offs	—	—	—	(8)	(8)
Recoveries	—	—	—	7	7
Provision	53	—	—	(5)	48
Balance, September 30, 2022	$1,261	$1	$367	$57	$1,686

Nine months ended
Balance, January 1, 2022	$1,178	$1	$357	$56	$1,592
Charge-offs	—	—	—	(44)	(44)
Recoveries	—	—	—	13	13
Provision	83	—	10	32	125
Balance, September 30, 2022	$1,261	$1	$367	$57	$1,686

	December 31, 2022
				Consumer
Allowance for loan and lease losses:	Real Estate	Agriculture	Commercial	and Other	Total
Balance, December 31, 2022 allocated to loans and leases individually evaluated for impairment	$—	$—	$300	$—	$300
Balance, December 31, 2022 allocated to loans and leases collectively evaluated for impairment	$1,332	$1	$59	$63	$1,455
Loans and leases receivable:
Balance, December 31, 2022 loans and leases individually evaluated for impairment	$945	$—	$531	$—	$1,476
Balance, December 31, 2022 loans and leases collectively evaluated for impairment	239,333	189	6,500	5,595	251,617
Balance, December 31, 2022	$240,278	$189	$7,031	$5,595	$253,093

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of September 30, 2023:

	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$—	$—	$—
Farmland	154	—	—
1‑4 Residential & multi-family	507	—	—
Commercial real estate	63	—	—
Agriculture	—	—	—
Commercial	5	353	80
Consumer and other	—	—	—
Total	$729	$353	$80

The following table sets forth information regarding the nonaccrual status within the loan and lease portfolio as of December 31, 2022:

Nonaccrual
Real estate
Construction and land	$—
Farmland	165
1‑4 Residential & multi-family	548
Commercial real estate	70
Agriculture	—
Commercial	398
Consumer and other	—
Total	$1,181

The Company did not recognize any interest income on nonaccrual loans during the periods ended September 30, 2023 or September 30, 2022.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2023:

	Real Estate	Accounts Receivable and Inventory
Real estate
Farmland	$154	$—
1-4 Residential & multi-family	659	—
Commercial real estate	63	—
Commercial	—	536
Total	$876	$536

The Company had $1,412 in collateral-dependent loans as of September 30, 2023.

The following table sets forth information regarding impaired loans as of December 31, 2022:

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no related allowance
Real estate
Farmland	$165	$223	$—	$179
1‑4 Residential & multi-family	710	765	—	843
Commercial real estate	70	76	—	97
Commercial	142	145	—	90
Consumer and other	—	—	—	17

With a related allowance
Commercial	389	417	300	425

Total
Real estate
Farmland	165	223	—	179
1-4 Residential & multi-family	710	765	—	843
Commercial real estate	70	76	—	670
Commercial	531	562	300	503
Consumer and other	—	—	—	17
	$1,476	$1,626	$300	$2,212

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

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral-dependent loans, excluding loans secured by assisted living facilities which are evaluated using a market price valuation methodology, where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the fair value of the underlying collateral less estimated costs to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

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

Three and Nine Months Ended September 30, 2023 and 2022

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

The Company evaluates the loan risk grading system definitions and allowance for loan and lease loss methodology on an ongoing basis. No significant changes were made during the period ended September 30, 2023 or the year ended December 31, 2022.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

Based on the most recent analysis performed, the risk category of loans by class of loans as of September 30, 2023 and gross chargeoffs for the nine months then ended are as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Construction and land
Risk rating
Pass	$13,422	$19,961	$1,430	$903	$270	$1,298	$37,284
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$13,422	$19,961	$1,430	$903	$270	$1,298	$37,284

Farmland
Risk rating
Pass	$1,918	$2,733	$1,149	$506	$809	$1,547	$8,662
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	157	154	311
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$1,918	$2,733	$1,149	$506	$966	$1,701	$8,973

1-4 Residential & multi-family
Risk rating
Pass	$30,237	$28,083	$35,255	$45,424	$10,044	$25,613	$174,656
Special mention	—	—	—	—	—	177	177
Substandard	—	—	—	—	366	882	1,248
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$30,237	$28,083	$35,255	$45,424	$10,410	$26,672	$176,081

Commercial real estate
Risk rating
Pass	$3,105	$5,957	$10,199	$3,224	$6,899	$5,637	$35,021
Special mention	—	452	—	—	—	—	452
Substandard	—	—	—	—	—	63	63
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$3,105	$6,409	$10,199	$3,224	$6,899	$5,700	$35,536

Agriculture
Risk rating
Pass	$22	$11	$72	$—	$—	$—	$105
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$22	$11	$72	$—	$—	$—	$105

Commercial
Risk rating
Pass	$2,237	$983	$386	$393	$295	$406	$4,700
Special mention	410	230	95	—	—	187	922
Substandard	177	2	981	78	275	—	1,513
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$2,824	$1,215	$1,462	$471	$570	$593	$7,135

Consumer and other
Risk rating
Pass	$3,971	$1,424	$1,218	$122	$—	$11	$6,746
Special mention	14	—	2	4	—	—	20
Substandard	4	—	—	—	—	—	4
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$3,989	$1,424	$1,220	$126	$—	$11	$6,770
Current period gross charge-offs	$7	$25	$6	$—	$—	$—	$38

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

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

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which is subsequently presented. The following table presents the amortized cost of performing and non-performing loans as of September 30, 2023:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Construction and land
Performing	$13,422	$19,961	$1,430	$903	$270	$1,298	$37,284
Non-performing	—	—	—	—	—	—	—
	$13,422	$19,961	$1,430	$903	$270	$1,298	$37,284

Farmland
Performing	$1,918	$2,733	$1,149	$506	$966	$1,547	$8,819
Non-performing	—	—	—	—	—	154	154
	$1,918	$2,733	$1,149	$506	$966	$1,701	$8,973

1-4 Residential & multi-family
Performing	$30,237	$28,083	$35,255	$45,424	$10,229	$26,194	$175,422
Non-performing	—	—	—	—	181	478	659
	$30,237	$28,083	$35,255	$45,424	$10,410	$26,672	$176,081

Commercial real estate
Performing	$3,105	$6,409	$10,199	$3,224	$6,899	$5,637	$35,473
Non-performing	—	—	—	—	—	63	63
	$3,105	$6,409	$10,199	$3,224	$6,899	$5,700	$35,536

Agriculture
Performing	$22	$11	$72	$—	$—	$—	$105
Non-performing	—	—	—	—	—	—	—
	$22	$11	$72	$—	$—	$—	$105

Commercial
Performing	$2,647	$1,215	$1,456	$393	$295	$593	$6,599
Non-performing	177	—	6	78	275	—	536
	$2,824	$1,215	$1,462	$471	$570	$593	$7,135

Consumer and other
Performing	$3,989	$1,424	$1,220	$126	$—	$11	$6,770
Non-performing	—	—	—	—	—	—	—
	$3,989	$1,424	$1,220	$126	$—	$11	$6,770

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table sets forth information regarding the credit risk profile based on payment activity of the loan and lease portfolio at December 31, 2022:

	December 31, 2022
	Performing	Non- performing	Total
Real estate
Construction and land	$36,257	$—	$36,257
Farmland	7,393	165	7,558
1‑4 Residential & multi-family	162,237	548	162,785
Commercial real estate	33,608	70	33,678
Agriculture	189	—	189
Commercial	6,633	398	7,031
Consumer and other	5,595	—	5,595
Total	$251,912	$1,181	$253,093

The following is an aging analysis for loans as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$25	$—	$—	$25	$37,259	$37,284
Farmland	—	—	154	154	8,819	8,973
1‑4 Residential & multi-family	264	127	140	531	175,550	176,081
Commercial real estate	1,271	—	—	1,271	34,265	35,536
Agriculture	—	—	—	—	105	105
Commercial	—	680	80	760	6,375	7,135
Consumer and other	21	—	—	21	6,749	6,770
Total	$1,581	$807	$374	$2,762	$269,122	$271,884

	December 31, 2022
						Recorded
		90 Days				Investment
	30‑89 Days	and	Total		Total	> 90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
Real estate
Construction and land	$930	$—	$930	$35,327	$36,257	$—
Farmland	162	—	162	7,396	7,558	—
1‑4 Residential & multi-family	1,215	—	1,215	161,570	162,785	—
Commercial real estate	126	—	126	33,552	33,678	—
Agriculture	—	—	—	189	189	—
Commercial	—	1	1	7,030	7,031	1
Consumer and other	10	—	10	5,585	5,595	—
Total	$2,443	$1	$2,444	$250,649	$253,093	$1

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

All interest accrued but not collected for loans that are placed on nonaccrual or charged‐off is reversed against interest income. The interest on these loans is accounted for on the cash‐basis or cost‐recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the three and nine months ended September 30, 2023 and 2022.

The following table presents interest income recognized on loans that are collateral-dependent and individually reviewed for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Real estate
1-4 Residential & multi-family	$2	$3	$5	$7
Commercial real estate	—	—	—	13
Commercial	3	—	6	—
	$5	$3	$11	$20

During the three and nine months ended September 30, 2023, there were no modifications of loans to borrowers in financial difficulty. During the three and nine months ended September 30, 2022, there were no modifications resulting in troubled debt restructurings.

There have been no subsequently defaulted troubled debt restructurings. The Company has no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

At September 30, 2023 and December 31, 2022, the Company had a recorded investment of $331 and $364, respectively, of troubled debt restructured loans. The Company has no current commitments to loan additional funds to the borrowers whose loans have been modified.

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

At September 30, 2023 and December 31, 2022, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2023	December 31, 2022
Commitments to extend credit	$44,949	$43,327

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

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

At September 30, 2023, the Company had no commitments to purchase securities.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated financial statements.

Note 6 -   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Nine Months Ended
	September 30,
	2023	2022
Supplemental cash flow information:
Loan originations to facilitate the sale of foreclosed assets	$—	$8

Cash paid for
Interest on deposits	$3,526	$924
Interest on FHLB advances	1,776	429
Other interest	7	8
Income taxes	120	190

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

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At September 30, 2023 and December 31, 2022, the Bank’s CBLR ratio was

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

11.16% and 12.31%, respectively, which exceeded all regulatory capital requirements under the CBLR framework, and the Bank was considered to be “well-capitalized.”

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

Three and Nine Months Ended September 30, 2023 and 2022

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

A description of the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in valuation techniques during either the nine months ended September 30, 2023 or the year ended December 31, 2022.

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

Derivative Instruments – As discussed in Note 10 “Derivatives” within this Item 1 of this Quarterly Report, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. No significant differences were identified during the validation as of September 30, 2023.

Collateral-dependent Loans – Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$24,989	$—	$24,989
Collateralized mortgage obligations	—	49,681	—	49,681
State and municipal	—	13,437	—	13,437
Corporate bonds	—	4,367	—	4,367
Financial derivatives	—	926	—	926
Total financial assets	$—	$93,400	$—	$93,400

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$23,758	$—	$23,758
Collateralized mortgage obligations	—	50,244	—	50,244
State and municipal	—	13,781	—	13,781
Corporate bonds	—	4,815	—	4,815
U.S. Government and agency	—	14,555	—	14,555
Total financial assets	$—	$107,153	$—	$107,153

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

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$53	$53
	$—	$—	$53	$53

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$89	$89
	$—	$—	$89	$89

During the nine months ended September 30, 2023 and 2022, certain collateral-dependent loans were remeasured and reported at fair value through a specific allocation of the allowance for credit losses based upon the fair value of the underlying collateral. At September 30, 2023, collateral-dependent loans with a carrying value of $353 were reduced by specific valuation allowance allocations totaling $300 to a reported fair value of $53. At December 31, 2022, impaired loans with a carrying value of $389 were reduced by specific valuation allowance allocations totaling $300 to a reported fair value of $89. The fair value of impaired loans is determined based on collateral valuations utilizing Level 3 valuation inputs. There was no charge to the provision for credit losses - loans as a result of the valuation allowances for the three and nine months ended September 30, 2023 and 2022.

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	September 30, 2023	Technique	Inputs	Values

Collateral-dependent loans	$53	Appraisal of collateral (1)	Appraisal adjustment	10-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2022	Technique	Inputs	Values

Impaired loans	$89	Appraisal of collateral (1)	Appraisal adjustment	10-25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30, 2023
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$12,423	$—	$—	$12,423	$12,423
Interest bearing deposits in banks	9,071	—	—	9,071	9,071
Securities held to maturity	—	23,187	—	23,187	26,895
Loans, net	—	—	242,696	242,696	268,914
Net investment in direct financing leases	—	—	36	36	36
Accrued interest receivable	1,440	—	—	1,440	1,440
Restricted investments carried at cost	—	3,871	—	3,871	3,871
Financial liabilities
Deposits	—	—	267,394	267,394	299,895
FHLB advances	—	—	78,393	78,393	79,378
Accrued interest payable	707	—	—	707	707

	December 31, 2022
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$8,927	$—	$—	$8,927	$8,927
Interest bearing deposits in banks	2,055	—	—	2,055	2,055
Securities held to maturity	—	24,615	—	24,615	27,827
Loans, net	—	—	251,794	251,794	251,274
Net investment in direct financing leases	—	—	64	64	64
Accrued interest receivable	1,327	—	—	1,327	1,327
Restricted investments carried at cost	—	2,805	—	2,805	2,805
Mortgage servicing rights	—	—	7	7	7
Financial liabilities
Deposits	—	—	298,050	298,050	296,077
FHLB advances	—	—	60,825	60,825	62,494
Accrued interest payable	332	—	—	332	332

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

Three and Nine Months Ended September 30, 2023 and 2022

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $40 and $127 for the three and nine months ended September 30, 2023 and $53 and $164 for the three and nine months ended September 30, 2022.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

A summary of the ESOP shares as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Shares allocated to participants	26,062	26,062
Shares committed to be released to participants	9,774	—
Shares distributed to retiring participant	(336)	(220)
Unreleased shares	224,785	234,559
Total	260,285	260,401
Fair value of unreleased shares	$2,897	$3,600

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

Available for Sale Securities – The Company has a swap agreement to hedge the interest rate risk on a portion of its fixed rate available for sale (AFS) securities. At September 30, 2023, the aggregate notional amount of the related hedged items of the AFS securities totaled $25 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $940.

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

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts in thousands, except share and per share data)

The following table summarizes key elements of the Company’s derivative instruments as of September 30, 2023, segregated by derivatives that are considered accounting hedges and those that are not:

	September 30, 2023
	Notional Amount	Fair Value
Derivatives designated as hedges:
Fair Value Hedges	$25,000	$926
Total	$25,000	$926

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of September 30, 2023:

	Carrying Amount of Hedged Assets Amount	Cumulative Amount of Basis Adjustments Included in the Carrying Amount of the Hedged Assets
Line items on the Consolidated Statements of Financial Condition in which the hedged items is included:
Securities available for sale	$42,461	$(940)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Texas Community Bancshares, Inc.’s (“the Company”) consolidated financial condition at September 30, 2023 and consolidated results of operations for the three and nine months ended September 30, 2023 and 2022. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to control costs and manage liquidity through a period of high inflation and rapidly rising interest rates;
●	our ability to maintain our deposit base cost-effectively and access cost-effective funding;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in yields on our assets resulting from changes in market interest rates;
●	fluctuation in the demand for construction loans in our market area due to increased cost of building materials and their availability;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	our ability to control costs when hiring employees in a highly competitive labor market;
●	our ability to control cost and expenses, particularly those associated with operating a publicly traded company;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;

●	competition among depository and other financial institutions and brokers;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of our investment securities and other financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or strategic plan implementation;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

The allocation methodology applied by the Company is designed to assess the appropriateness of the allowance for credit losses on loans and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical peer and Company loss rates, reasonable and supportable forecasts, and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions, reasonable and supportable forecasts, and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allowance for credit losses on loans is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for credit losses on loans was adequate at September 30, 2023 and December 31, 2022. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for credit losses. As a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is the responsibility of the Company and any increase or decrease in the allowance is the responsibility of management.

The allowance for credit losses on unfunded commitments is calculated using the same methodology as loans and considers the funding probability and the amount to be expected to be funded over the life of the commitment.

The Company assesses held to maturity (HTM) securities for credit losses and due to the HTM securities primarily being issued by government-sponsored entities or being highly rated municipals, management concluded that no credit loss should be recognized for these securities for the nine months ended September 30, 2023.

The CECL standard also requires for credit losses on available for sale (AFS) securities to be recorded through an allowance for credit losses rather a write-down of the individual security. As of September 30, 2023, the Company did not have an allowance for credit losses on AFS securities based upon the decline in fair value being attributable to changes in market interest rates and not credit quality.

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

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total Assets. Total assets were $436.7 million at September 30, 2023, an increase of $19.4 million, or 4.6%, from $417.3 million at December 31, 2022. The increase was due primarily to increases in net loans and leases of $17.6 million, or 7.0%, from $251.3 million at December 31, 2022 to $268.9 million at September 30, 2023, an increase of $4.1 million, or 65.1%, in net premises and equipment, and increases in cash, fed funds sold and interest bearing deposits in banks totaling $10.5 million, or 95.5%, to $21.5 million at September 30, 2023 from $11.0 million at December 31, 2022, partially offset by a decrease in securities of $15.6 million, or 11.6%, from $135.0 million at December 31, 2022 to $119.4 million at September 30, 2023. The $4.1 million, or 65.1%, increase in net premises and equipment was primarily due to the purchase of two buildings adjacent to the Bank’s main office in Mineola, the purchase of a building that had recently been a bank branch in Tyler and the construction of the new branch building in Lindale at the current location, which should be completed in 2024.

Cash and Cash Equivalents. Cash and cash equivalents increased $3.5 million, or 39.3%, to $12.4 million (which includes fed funds sold of $7.1 million) at September 30, 2023 from $8.9 million (which includes fed funds sold of $2.0 million) at December 31, 2022. This increase was primarily the result of a decrease in securities of $15.6 million resulting primarily from the sale of a group of securities in January 2023 as part of an investment repricing strategy, an increase in deposits of $3.8 million, or, 1.3%, and an increase in FHLB advances of $16.9 million, or 27.0%, partially offset primarily by an increase in loans of $17.6 million, an increase in net premises and equipment of $4.1 million, dividends paid of $265,000, stock repurchases of $1.6 million and an increase in interest bearing deposits in banks of $7.0 million.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks were $9.1 million at September 30, 2023, compared to $2.1 million at December 31, 2022, an increase of $7.0 million, or 333.3%. The increase was primarily the result of the purchase of $5.0 million in Qwickrate Certificates of Deposit (CDs) and an increase of $2 million in excess cash being moved to a higher yielding interest bearing account. The Bank utilizes the Qwickrate listing service, which is a resource where banks can purchase and sell Certificates of Deposit (CDs) with other banks, to invest excess funds easily in CDs at a competitive rate. At September 30, 2023, there was $5.0 million in short-term (3-6 months) Qwickrate CDs with other banks.

Securities Available for Sale. Securities available for sale decreased by $14.7 million, or 13.7%, to $92.5 million at September 30, 2023 from $107.2 million at December 31, 2022. The decrease in securities resulted primarily from the sale of a group of securities as part of an investment repricing strategy adopted in January 2023 to take advantage of then current market interest rate spreads. Sixteen securities were sold totaling $17.0 million at a loss of $1.7 million in order to reprice the portfolio by purchasing investments yielding higher returns, including purchases of $9.5 million during the period. During 2023, we had purchases of securities of $9.5 million and received paydowns of $4.7 million. Net unrealized losses increased on the available for sale portfolio by $703,000, or 10.0%, to $7.7 million, net of tax, from $7.0 million, net of tax, due primarily to increases in unrealized losses from rising market interest rates being partially offset by the realized loss of $1.3 million, net of tax, related to the sale of securities being removed from the total. Gross unrealized losses on the AFS portfolio consisting of 84 securities increased from $8.9 million, or 7.6% of the portfolio’s amortized cost of $116.0 million at December 31, 2022, to $9.7 million, or 9.4% of the amortized cost of $102.2 million at September 30, 2023. These unrealized losses are due to increases in market interest rates. The total net unrealized losses as reflected in the other comprehensive losses (AOCI) was further reduced by $743,000 to $7.0 million at September 30, 2023 from purchases of derivatives hedged against a portion of the AFS portfolio. This left total other comprehensive losses flat at $7.0 million on September 30, 2023 and December 31, 2022.

Securities Held to Maturity. Securities held to maturity decreased by $932,000, or 3.3%, to $26.9 million at September 30, 2023 from $27.8 million at December 31, 2022. This decrease is due primarily to the purchase of one security of $2.1 million as part of the repricing strategy, being offset by paydowns of $3.0 million. The HTM portfolio had 70 securities with gross unrealized losses of $3.7 million, or 13.7%, of the amortized cost of $26.9 million at September 30, 2023 compared to $3.2 million, or 11.5%, of the amortized cost of $27.8 million at December 31, 2022. These unrealized losses are due to increases in market interest rates.

Loans and Leases Receivable, Net. Net loans and leases receivable increased $17.6 million, or 7.0%, to $268.9 million at September 30, 2023 from $251.3 million at December 31, 2022. Loans secured by residential real estate, multifamily and farmland comprise $185.1 million, or 68.1%, of total loans and commercial real estate loans total $35.5 million, or 13.1%, of total loans at September 30, 2023. During the nine months ended September 30, 2023, loan originations totaled $86.5 million of which $15.5 million were renewals, or refinancings of existing loans with Mineola Community Bank (including interim construction loans converting to a permanent loan), resulting in originations of new loans of $71.0 million. Originations consisted primarily of $23.2 million in one-to-four family residential mortgage loans, a $7.7 million multifamily loan, construction loans of $37.8 million (when fully funded upon completion), $5.1 million in commercial real estate loans, $3.6 million in consumer loans, $4.2 million in commercial and industrial loans, $1.4 million in land & development loans, $1.9 million in farmland loans and $1.4 million in municipal loans. Originated construction loans included $18.6 million in commercial construction and $19.3 million in residential construction loans, including 19 speculative construction home loans of $5.9 million. During the nine months ended September 30, 2023, there were $61.1 million in loan principal payments and $50.7 million in loan payoffs. During the nine months ended September 30, 2023, construction loans (when fully funded upon completion) increased by $4.3 million, or 8.0%, to $58.3 million at September 30, 2023 from $54.0 million at December 31, 2022. The total construction loan portfolio consisting of 93 loans had funded balances of $31.6 million at September 30, 2023 compared to 98 loans at December 31, 2022 with funded balances of $30.7 million. Construction loans continue to be a large segment of our loan portfolio.

Deposits. Deposits increased $3.8 million, or 1.3%, to $299.9 million at September 30, 2023 from $296.1 million at December 31, 2022. Core deposits (defined as all deposits other than certificates of deposit) decreased $20.0 million, or 9.7%, to $186.7 million at September 30, 2023 from $206.7 million at December 31, 2022. Retail certificates of deposit increased $23.7 million, or 30.7%, to $101.0 million at September 30, 2023 from $77.3 million at December 31, 2022. At September 30, 2023, there were $12.0 million in brokered deposits. The decrease in core deposits and increase in CDs is primarily the result of the Bank offering a special CD with a higher rate in an effort to retain deposits resulting in customers moving funds within the Bank to the higher yielding account. We have also increased the rate on money market accounts as part of the retention effort during this time of rising market interest rates and a competitive deposit market. As a result, our cost of deposits increased 92 basis points, or 86.8%, to 1.98% at September 30, 2023 compared to 1.06% at December 31, 2022. At September 30, 2023, there were 154 accounts with balances in excess of the $250,000 FDIC insurance limit with a total of $63.0 million, or 21.0% of deposits. The amount that was over

$250,000 was $24.5 million, or 8.2%, that was potentially uninsured, including certificates of deposit of $7.4 million and $17.1 million in checking, MMDA and savings accounts.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank increased by $16.9 million, or 27.0%, to $79.4 million at September 30, 2023 from $62.5 million at December 31, 2022 due to additional advances of $19.0 million, offset by scheduled monthly principal payments on amortizing advances of $2.1 million. The advances were purchased to help fund loan growth and real estate purchases.

Total Shareholders’ Equity. Total shareholders’ equity decreased $2.6 million, or 4.7%, to $53.3 million at September 30, 2023 from $55.9 million at December 31, 2022. This decrease was primarily due to a net loss for the nine months ended September 30, 2023 of $401,000 resulting primarily from the loss on the sale of securities of $1.3 million, net of tax, and a one-time CECL adjustment (increase in the allowance for credit losses) of $1.0 million, net of tax, for the cumulative effect of a change in accounting principle used to estimate credit losses that was effective on January 1, 2023. The CECL cumulative effect adjustment flowed directly through capital instead of being charged as a provision expense for credit losses through the consolidated statement of operations. The Company also repurchased 127,417 shares of its common stock for a decrease of $1.6 million and paid quarterly dividends totaling $265,000, partially offset by an increase in equity of $467,000 from stock plan vesting of the 2022 Equity Plan and an increase of $127,000 with the commitment to release 9,774 additional ESOP shares to participants for the nine months ended September 30, 2023.

At September 30, 2023, Mineola Community Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes, as permitted by the CARES Act. At September 30, 2023, a community bank leverage ratio of at least 9.0% is required to be considered “well capitalized” under regulatory requirements. At September 30, 2023, Mineola Community Bank was well capitalized and had a ratio of 11.16%.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are only included in the computation of average balances. Average yields for loans include loan fees of $242,000 and $90,000 for the three months ended September 30, 2023 and 2022, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Three Months Ended September 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$272,172	$3,410	5.01%	$235,403	$2,531	4.30%
Allowance for credit losses	(2,953)			(1,640)
PPP loans	—	—	—%	6	—	—%
Securities	122,259	1,276	4.17%	102,671	601	2.34%
Restricted stock	3,266	44	5.39%	2,044	9	1.76%
Interest bearing deposits in banks	5,602	74	5.28%	3,158	15	1.90%
Federal funds sold	4,599	60	5.22%	7,856	41	2.09%
Financial derivative	707	112	15.84%	—	—	—%
Total interest earning assets	405,652	4,976	4.91%	349,498	3,197	3.66%
Noninterest earning assets	25,728			21,626
Total assets	$431,380			$371,124

Interest-bearing liabilities:
Interest bearing demand deposits	$56,176	52	0.37%	$75,856	70	0.37%
Regular savings and other deposits	52,878	40	0.30%	81,271	71	0.35%
Money market deposits	33,489	296	3.54%	12,165	11	0.36%
Certificates of deposit	111,071	1,055	3.80%	67,060	148	0.88%
Total interest bearing deposits	253,614	1,443	2.28%	236,352	300	0.51%
Advances from FHLB	76,435	687	3.60%	27,342	144	2.11%
Other liabilities	619	2	1.29%	508	3	2.36%
Total interest bearing liabilities	330,668	2,132	2.58%	264,202	447	0.68%
Noninterest bearing demand deposits	53,789			59,315
Other noninterest bearing liabilities	5,070			4,318
Total liabilities	389,527			327,835
Total shareholders’ equity	41,853			43,289
Total liabilities and shareholders' equity	$431,380			$371,124
Net interest income		$2,844			$2,750
Net interest rate spread (1)			2.33%			2.98%
Net interest earning assets (2)	$74,984			$85,296
Net interest margin (3)			2.80%			3.15%
Average interest earning assets to interest bearing liabilities			122.68%			132.28%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Three Months Ended September 30, 2023 and September 30, 2022

Net Income. The Company had net income of $456,000 for the three months ended September 30, 2023, compared to net income of $539,000 for the three months ended September 30, 2022, a decrease of $83,000, or 15.4%. The decrease was primarily due to an increase in noninterest expense of $298,000, or 11.8%, an increase in interest expense of $1.7 million, or 377.0%, and a decrease of 65 basis points, or 21.8%, in net interest rate spread.

Interest Income. Interest income increased $1.8 million, or 56.3%, to $5.0 million for the three months ended September 30, 2023 from $3.2 million for the three months ended September 30, 2022. This was primarily the result of increased interest income on securities and loans due to increased yields and an increase in the average balance of loans and securities. Average interest earning assets increased by $56.2 million, or 16.1%, from $349.5 million for the three months ended September 30, 2022 to $405.7 million at September 30, 2023, and an increase in the yield on interest earning assets of 125 basis points, or 34.1%, from 3.66% for the three months ended September 30, 2022 to 4.91% for the three months ended September 30, 2023.

Interest income on loans increased $879,000, or 34.7%, to $3.4 million for the three months ended September 30, 2023 from $2.5 million for the three months ended September 30, 2022. This increase resulted primarily from an increase in average loans of $36.8 million, or 15.6%, from $235.4 million for the three months ended September 30, 2022 to $272.2 million for the three months ended September 30, 2023, with an increase in loan yield of 71 basis points, or 16.5%, to 5.01% for the three months ended September 30, 2023 from 4.30% for the three months ended September 30, 2022. The increase in loan yield was due primarily to increased market interest rates and increased loan fees primarily on loans other than residential.

Interest income on securities increased $675,000, or 112.3%, from $601,000 for the three months ended September 30, 2022 to $1.3 million for the three months ended September 30, 2023. This increase resulted from an increase in the average balance of securities of $19.6 million, or 19.1%, from $102.7 million for the three months ended September 30, 2022 to $122.3 million for the three months ended September 30, 2023 and an increase of 183 basis points, or 78.3%, in average yield from 2.34% for the three months ended September 30, 2022 to 4.17% for the three months ended September 30, 2023. The rate increase is reflective of market rate increases and the diversification of the securities portfolio to include higher yielding commercial mortgage-backed securities, subordinated bank debt and other bonds with interest rates that are not tied to conventional residential mortgage loan rates. In January 2023, the Company sold 16 securities totaling $17.0 million at a loss of $1.7 million as part of a repricing strategy to increase interest income. A portion of these funds have been reinvested into these higher yielding securities accounting for part of the 183 basis point yield increase between September 30, 2022 and September 30, 2023. The Federal Reserve increased rates 500 basis points, or 1,000%, between March 31, 2022 and September 30, 2023.

Interest income on interest bearing deposits in banks increased $59,000, or 393.3%, from $15,000 for the three months ended September 30, 2022 to $74,000 for the three months ended September 30, 2023. This increase resulted primarily from an increase in average yield of 338 basis points, or 178.1%, from 1.90% for the three months ended September 30, 2022 to 5.28% for the three months ended September 30, 2023 and an increase in average interest bearing deposits of $2.4 million, or 77.4% from $3.2 million for the three months ended September 30, 2022 to $5.6 million for the three months ended September 30, 2023. There was also an increase of $19,000 in fed funds interest income for the three months ended September 30, 2023 primarily from an increase of 313 basis points, or 150.0%, in average yield on fed funds sold from 2.09% for the three months ended September 30, 2022 to 5.22% for the three months ended September 30, 2023, partially offset by a $3.3 million, or 41.5%, decrease in average fed funds sold from $7.9 million for the three months ended September 30, 2022 to $4.6 million for the three months ended September 30, 2023. The increase in yields on deposits in banks and fed funds is reflective of the sharp increase in market interest rates.

Dividends from restricted investments increased $35,000, or 388.9%, from $9,000 for the three months ended September 30, 2022 to $44,000 for the three months ended September 30, 2023. This increase primarily resulted from a $35,000, or 500.0%, increase in dividends from FHLB stock from $7,000 for the three months ended September 30, 2022 to $42,000 for the three months ended September 30, 2023. During the three months ended September 30, 2023 we were required to purchase $348,000 in FHLB stock to fully secure advance obligations obtained during the period.

Interest income from the fair value hedge was $112,000 for the three months ended September 30, 2023. The Company entered into an interest rate swap agreement in the nine months ended September 30, 2023 to convert a portion of its interest rate exposure from fixed rates to floating rates to help manage the interest rate risk position. Refer to additional detail regarding the fair value hedge in Note 10 – Derivatives of the accompanying unaudited consolidated financial statements.

Interest Expense. Total interest expense increased $1.7 million, or 377.0%, to $2.1 million for the three months ended September 30, 2023 from $447,000 for the three months ended September 30, 2022 primarily due to an increase in the average cost of interest-bearing liabilities of 190 basis points, or 281.1%, from 0.68% for the three months ended September 30, 2022 to 2.58% for the three months ended September 30, 2023, primarily due to an increase in deposit and funding costs. Interest expense on deposit accounts increased $1.1 million, or 381.0%, to $1.4 million for the three months ended September 30, 2023 from $300,000 for the three months ended September 30, 2022, due to an increase in the average deposit cost of 177 basis points, or 348.3%, from 0.51% for the three months ended September 30, 2022 to 2.28% for the three months ended September 30, 2023 and an increase in average interest-bearing deposits of $17.2 million, or 7.2% from $236.4 million for the three months ended September 30, 2022 to $253.6 million for the three months ended September 30, 2023, with the increase being in higher yielding certificates of deposit and money market deposits, offset by a decrease in lower cost interest-bearing transaction and savings accounts. Part of the migration to higher yielding accounts results from a deposit retention strategy of offering a special higher interest rate CD and higher money market rates implemented during the quarter ended December 31, 2022.

Interest expense on Federal Home Loan Bank advances increased $543,000, or 377.1%, to $687,000 for the three months ended September 30, 2023 from $144,000 for the three months ended September 30, 2022. This increase was due primarily to the increase in the average balance of Federal Home Loan Bank advances of $49.1 million, or 179.6%, to $76.4 million for the three months ended September 30, 2023 from $27.3 million for the three months ended September 30, 2022 and an increase in average yield of 149 basis points, or 70.7%, from 2.11% for the three months ended September 30, 2022 to 3.60% for the three months ended September 30, 2023. The increase in average advances was primarily to fund loan growth and securities purchases related to repricing strategy. At September 30, 2023, we have lengthened our short-term advances as they have matured and are holding excess liquidity in interest bearing accounts and fed funds. The Company believes this to be prudent given the uncertainty in the market, including consumer behavior and interest rates, and management concerns about regulatory response and public perceptions in light of recent large regional bank failures.

Net Interest Income. Net interest income increased $94,000, or 3.4%, to $2.8 million for the three months ended September 30, 2023 from $2.7 million for the three months ended September 30, 2022 due primarily to the increase in interest-earning assets of $56.2 million, or 16.1%, to $405.7 million at September 30, 2023 from $349.5 million at September 30, 2022, partially offset by a decrease in net interest rate spread of 65 basis points, or 21.8%, from 2.98% for the three months ended September 30, 2022 to 2.33% for the three months ended September 30, 2023. Net interest margin had a 35 basis point, or 11.1%, decrease to 2.80% for the three months ended September 30, 2023 from 3.15% for the three months ended September 30, 2022. The decrease in net interest rate spread was primarily due to the rapid increase in rates between periods and the inability to reprice interest earning assets at the same speed as interest bearing liabilities with the average yield on interest earning assets increasing by 125 basis points, or 34.1%, compared to the average increase on interest bearing liabilities increasing by 190 basis points, or 281.1%.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses was $29,000 for the three months ended September 30, 2023, compared to $48,000 for the three months ended September 30, 2022, a decrease of $19,000, or 39.6%, primarily due to the conversion to the CECL methodology in 2023 and changes in loan volume in various loan types within the loan portfolio. See the CECL discussion in the accompanying consolidated financial statements for further explanation of the Bank’s transition to the new methodology.

Noninterest Income. Noninterest income increased $93,000, or 18.6%, to $592,000 for the three months ended September 30, 2023 from $499,000 for the three months ended September 30, 2022, due primarily to an increase in loan fee income from the wholesale lending program of $81,000 to $84,000 for the three months ended September 30, 2023 from $3,000 for the three months ended September 30, 2022, rental income of $5,000 on the newly acquired buildings located adjacent to the current Bank premises that were purchased in January of 2023 for future expansion, and a $16,000 increase in service charges on deposit accounts.

Noninterest Expense. Noninterest expense increased $298,000, or 11.8%, to $2.8 million for the three months ended September 30, 2023 from $2.5 million for the three months ended September 30, 2022 primarily due to increases in salaries and employee benefits, data processing, technology, contract services, and other expenses.

Salary and employee benefit expenses increased by $191,000, or 12.8%, to $1.7 million for the three months ended September 30, 2023 from $1.5 million for the three months ended September 30, 2022, due primarily to compensation expenses due to normal salary and benefits increases and an increase of $161,000 for stock options and restricted stock awards granted under the 2022 Equity Plan, which was approved by shareholders and effective on August 31, 2022. Data processing increased $19,000, or 8.4% due primarily to due to cost increases from providers. Technology expenses increased $25,000, or 25.5%, to $123,000 for the three months ended September 30, 2023 from $98,000 for the three months ended September 30, 2022. Other expenses increased $40,000, or 10.4%, primarily due to an increase of $12,000 in insurance expenses due to normal rate increases and the addition of new properties, an increase in FDIC assessment expenses of $22,000 primarily due to an overall increase in the FDIC assessment rate, and an increase of $13,000 in office supply expense primarily related to opening the loan production office in Canton and the new branch in Tyler. Contract services increased $12,000, or 23.1%, to $64,000 for the three months ended September 30, 2023 from $52,000 for the three months ended September 30, 2022. These increases are reflective of the price increases in all types of services that the Company incurred in 2023, primarily as a result of general wage and inflationary pressures.

Income Tax Expense. Income tax expense decreased by $9,000, or 7.1%, to $117,000 for the three months ended September 30, 2023 from $126,000 for the three months ended September 30, 2022, due to the decrease in net income before taxes of $92,000 from $665,000 for the three months ended September 30, 2022 to $573,000 for the three months ended September 30, 2023. The effective tax rate was 20.42% and 18.95% for the three months ended September 30, 2023 and 2022, respectively. The increase in effective tax rate was primarily due to taxable income increasing at a faster rate than nontaxable income and the effect of a temporary tax difference becoming permanent during the three months ended September 30, 2023.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are only included in the computation of average balances. Average yields for loans (excluding PPP loans) include loan fees of $456,000 and $304,000 for the nine months ended September 30, 2023 and 2022, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Nine Months Ended September 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$265,212	$9,289	4.67%	$229,773	$7,336	4.26%
Allowance for loan and lease losses	(2,531)	—	—	(1,619)	—	—
PPP loans	—	—	—%	8	—	—%
Securities	125,088	3,789	4.04%	99,074	1,421	1.91%
Restricted stock	2,974	105	4.71%	2,041	20	1.31%
Interest-bearing deposits in banks	5,942	202	4.53%	5,758	34	0.79%
Federal funds sold	3,488	130	4.97%	13,744	80	0.78%
Financial derivative	622	145	31.08%	—	—	—%
Total interest-earning assets	400,795	13,660	4.54%	348,779	8,891	3.40%
Noninterest-earning assets	23,504			21,501
Total assets	$424,299			$370,280

Interest-bearing liabilities:
Interest-bearing demand deposits	$60,309	166	0.37%	$75,694	195	0.34%
Regular savings and other deposits	57,153	133	0.31%	80,556	214	0.35%
Money market deposits	30,931	695	3.00%	11,858	28	0.31%
Certificates of deposit	104,935	2,682	3.41%	69,498	471	0.90%
Total interest-bearing deposits	253,328	3,676	1.93%	237,606	908	0.51%
Advances from the Federal Home Loan Bank	68,905	1,849	3.58%	27,099	429	2.11%
Other liabilities	599	7	1.56%	457	8	2.33%
Total interest-bearing liabilities	322,832	5,532	2.28%	265,162	1,345	0.68%
Noninterest-bearing demand deposits	55,039			56,920
Other noninterest-bearing liabilities	4,321			3,770
Total liabilities	382,192			325,852
Total shareholders' equity	42,107			44,428
Total liabilities and shareholders' equity	$424,299			$370,280
Net interest income		$8,128			$7,546
Net interest rate spread (1)			2.26%			2.72%
Net interest-earning assets (2)	$77,963			$83,617
Net interest margin (3)			2.70%			2.88%
Average interest-earning assets to interest-bearing liabilities			124.15%			131.53%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Nine Months Ended September 30, 2023 and September 30, 2022

Net Income. The Company had a net loss of $401,000 for the nine months ended September 30, 2023, compared to net income of $1.3 million for the nine months ended September 30, 2022, a decrease of $1.7 million, or 130.8%. The net loss was primarily due to a $1.5 million, or 107.4%, decrease in noninterest income resulting primarily from the sale of securities at a net loss of $1.7 million. Additionally, there was a $1.2 million increase in noninterest expense and a $87,000 increase in provision for credit losses, partially offset by a $581,000 increase in net interest income and a decrease in income tax expense of $466,000.

Interest Income. Interest income increased $4.8 million, or 53.9%, from $8.9 million for the nine months ended September 30, 2022 to $13.7 million for the nine months ended September 30, 2023. This was primarily the result of increased interest income on securities and loans due to increased yields and an increase in the average balance of loans and securities. Average interest earning assets increased by $52.0 million, or 14.9%, from $348.8 million for the nine months ended September 30, 2022 to $400.8 million at September 30, 2023, and the yield on interest earning assets increased 114 basis points, or 33.5%, from 3.40% for the nine months ended September 30, 2022 to 4.54% for the nine months ended September 30, 2023.

Interest income on loans increased $2.0 million, or 27.4%, to $9.3 million for the nine months ended September 30, 2023 from $7.3 million for the nine months ended September 30, 2022. This increase resulted primarily from an increase in average loans of $35.4 million, or 15.4%, from $229.8 million for the nine months ended September 30, 2022 to $265.2 million for the nine months ended September 30, 2023, and an increase in loan yield of 41 basis points, or 9.7%, to 4.67% for the nine months ended September 30, 2023 from 4.26% for the nine months ended September 30, 2022. The increase in loan yield was due primarily to increased market interest rates.

Interest income on securities increased $2.4 million, or 171.4%, from $1.4 million for the nine months ended September 30, 2022 to $3.8 million for the nine months ended September 30, 2023. This increase resulted primarily from an increase in the average balance of securities of $26.0 million, or 26.3%, from $99.1 million for the nine months ended September 30, 2022 to $125.1 million for the nine months ended September 30, 2023 and an increase of 213 basis points, or 111.2%, in average yield from 1.91% for the nine months ended September 30, 2022 to 4.04% for the nine months ended September 30, 2023. The rate increase is reflective of market rate increases and the diversification of the securities portfolio to include higher yielding commercial mortgage-backed securities, subordinated bank debt and other bonds with interest rates that are not tied to conventional residential mortgage loan rates. In January 2023, the Company sold 16 securities totaling $17.0 million at a loss of $1.7 million as part of a repricing strategy to increase interest income. A portion of these funds have been reinvested into these higher yielding securities accounting for part of the difference in the 213 basis point yield increase between September 30, 2022 and September 30, 2023. The Federal Reserve increased rates 500 basis points, or 1,000.0%, between March 31, 2022 and September 30, 2023.

Interest income from interest bearing deposits in banks increased $168,000, or 494.1%, from $34,000 for the nine months ended September 30, 2022 to $202,000 for the nine months ended September 30, 2023, resulting primarily from the increase in average yield of 374 basis points, or 473.4%, from 0.79% for the nine months ended September 30, 2022 to 4.53% for the nine months ended September 30, 2023 and an increase in average interest bearing deposits of $184,000, or 3.2% from $5.7 million for the nine months ended September 30, 2022 to $5.9 million for the nine months ended September 30, 2023. There was also an increase of $50,000 in fed funds interest income for the nine months ended September 30, 2023 primarily from an increase of 419 basis points, or 540.3%, in average yield on fed funds sold from 0.78% for the nine months ended September 30, 2022 to 4.97% for the nine months ended September 30, 2023, partially offset by a $10.2 million, or 74.5%, decrease in average fed funds sold from $13.7 million for the nine months ended September 30, 2022 to $3.5 million for the nine months ended September 30, 2023. The fed funds were used to fund asset growth. The increase in yields on deposits in banks and fed funds is reflective of the sharp increase in market interest rates.

Dividends from restricted investments increased $85,000, or 425.0%, from $20,000 for the nine months ended September 30, 2022 to $105,000 for the nine months ended September 30, 2023. This increase partially resulted from an $88,000, or 628.6%, increase in dividends on FHLB stock from $14,000 for the nine months ended September 30, 2022 to $102,000 for the nine months ended September 30, 2023. During the nine months ended September 30, 2023 we were required to purchase $807,000 in FHLB stock to fully secure advance obligations obtained during the period. This brought the FHLB stock balance at September 30, 2023 to $3.3 million compared to $2.5 million at September 30, 2022.

Interest income from the fair value hedge was $145,000 for the nine months ended September 30, 2023. The Company entered into an interest rate swap agreement in the nine months ended September 30, 2023 to convert a portion of its interest rate exposure from fixed rates to floating rates to help manage the interest rate risk position. Refer to additional detail regarding the fair value hedge in Note 10 – Derivatives of the accompanying consolidated financial statements.

Interest Expense. Total interest expense increased $4.2 million, or 323.1%, to $5.5 million for the nine months ended September 30, 2023 from $1.3 million for the nine months ended September 30, 2022 due to an increase in the average cost of interest-bearing liabilities of 161 basis points, or 237.8%, from 0.68% for the nine months ended September 30, 2022 to 2.28% for the nine months ended September 30, 2023, primarily due to an increase in deposit and funding costs. Interest expense on deposit accounts increased $2.8 million, or 311.1%, to $3.7 million for the nine months ended September 30, 2023 from $908,000 for the nine months ended September 30, 2022, due to an increase in the average deposit cost of 142 basis points, or 279.7%, from 0.51% for the nine months ended September 30, 2022 to 1.93% for the nine months ended September 30, 2023 and an increase in average interest-bearing deposits of $15.7 million, or 6.6%, from $237.6 million for the nine months ended September 30, 2022 to $253.3 million for the nine months ended September 30, 2023, with the increase being in higher yielding certificates of deposit and money market deposits, offset by a decrease in lower cost interest-bearing transaction and savings accounts. Part of the migration to higher yielding accounts resulted from a deposit retention strategy offering a special higher interest rate CD and higher money market rates implemented during the quarter ended December 31, 2022. As rates have continued to rise, the Bank has continued to be competitive on deposit rates.

Interest expense on Federal Home Loan Bank advances increased $1.4 million, or 331.0%, to $1.8 million for the nine months ended September 30, 2023 from $429,000 for the nine months ended September 30, 2022. This increase was due primarily to the increase in the average balance of Federal Home Loan Bank advances of $41.8 million, or 154.3%, to $68.9 million for the nine months ended September 30, 2023 from $27.1 million for the nine months ended September 30, 2022 and an increase in average yield of 147 basis points, or 69.5%, from 2.11% for the nine months ended September 30, 2022 to 3.58% for the nine months ended September 30, 2023 The increase in average advances was primarily to fund an investment strategy initiated in 2022 and to fund loan growth. At September 30, 2023, we have lengthened our short-term advances as they have matured and are holding excess liquidity in interest bearing accounts. The Company believes this to be prudent given the uncertainty in the market, including consumer behavior and interest rates, and management concerns about regulatory response and public perceptions in light of recent large regional bank failures.

Net Interest Income. Net interest income increased $582,000, or 7.7%, to $8.1 million for the nine months ended September 30, 2023 from $7.5 million for the nine months ended September 30, 2022 due primarily to an increase in interest-earning assets of $52.0 million, or 14.9%, to $400.8 million at September 30, 2023 from $348.8 million at September 30, 2022, partially offset by a decrease in net interest rate spread of 46 basis points, or 17.1%, from 2.72% for the nine months ended September 30, 2022 to 2.26% for the nine months ended September 30, 2023. Net interest margin had an 18 basis point decrease to 2.70% for the nine months ended September 30, 2023 from 2.88% for the nine months ended September 30, 2022.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses was $212,000 for the nine months ended September 30, 2023, compared to $125,000 for the nine months ended September 30, 2022, an increase of $87,000, or 69.6%, primarily due to an increase in loans and leases and the adoption of ASC 326 on January 1, 2023. See the CECL discussion in the accompanying consolidated financial statements for further explanation of the Bank’s transition to the new methodology.

Noninterest Income. Noninterest income decreased $1.5 million, or 107.4%, to a loss of $104,000 for the nine months ended September 30, 2023 from income of $1.4 million for the nine months ended September 30, 2022, due primarily to a $1.7 million loss on the sale of securities during the nine months ended September 30, 2023. This was partially offset by two income items that were new to the Bank in the nine months ended September 30, 2023. There was additional loan fee income from the wholesale lending program of $152,000 for the nine months ended September 30, 2023 and compared to only $7,000 for the nine months ended September 30, 2022, when the program first started, and rental income of $18,000 on space that was already leased in the two newly acquired buildings located adjacent to the current Bank premises that were purchased in January of 2023 for future expansion.

Noninterest Expense. Noninterest expense increased $1.2 million, or 16.9%, to $8.3 million for the nine months ended September 30, 2023 from $7.1 million primarily due to increases in salaries and employee benefits, data processing, technology, contract services, and other expenses.

Salary and employee benefit expenses increased by $672,000, or 15.8%, to $4.9 million for the nine months ended September 30, 2023 from $4.3 million for the nine months ended September 30, 2022, due to normal salary and benefits increases and an increase in compensation expense of $446,000 for restricted stock awards and stock options granted under the 2022 Equity Plan, which was approved by shareholders on August 31, 2022. The Equity Plan had just recently been adopted during the nine months ended September 30, 2022. Technology expenses increased $54,000, or 18.4%, to $347,000 for the nine months ended September 30, 2023 from $293,000 for the nine months ended September 30, 2022 primarily due to higher costs. Data processing costs also increased $67,000, or 10.8%, to $686,000 for the nine months ended September 30, 2023 from $619,000 for the nine months ended September 30, 2022. Contract services increased $61,000, or 46.9%, to $191,000 for the nine months ended September 30, 2023 from $130,000 for the nine months ended September 30, 2022. Other expenses increased $306,000, or 30.8%, primarily due to an increase in FDIC assessment expenses of $48,000 primarily due to an overall increase in the FDIC assessment rate, $22,000 in audit and accounting expenses, $79,000 in insurance expenses, $39,000 in investment expenses, $13,000 in marketing expense and $54,000 in other operating expenses primarily due to a one-time fee associated with hiring. Increases are reflective of the price increases in all types of services that the Company incurred in 2023, primarily as a result of general wage, inflationary pressures and fees correlated with asset size of the Company.

Income Tax Expense. Income tax expense decreased by $466,000, or 142.1%, to an income tax benefit of $138,000 for the nine months ended September 30, 2023 from an income tax expense of $328,000 for the nine months ended September 30, 2022, due to the net loss at September 30, 2023. The effective tax rate was 25.60% and 19.59% for the nine months ended September 30, 2023 and 2022, respectively. The increase in effective tax rate was primarily due to taxable income increasing at a faster rate than nontaxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. The Federal Reserve Bank of Boston provides the Bank with a federal funds line of credit. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Dallas. At September 30, 2023, we had outstanding advances of $79.4 million from the Federal Home Loan Bank of Dallas. At September 30, 2023, we had unused borrowing capacity of $75.3 million with the Federal Home Loan Bank of Dallas. In addition, at September 30, 2023, we had a $10.0 million line of credit with Texas Independent Bankers Bank and a $5.0 million line of credit with First Horizon Bank. At September 30, 2023, there was no outstanding balance under any of these facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 included as part of the consolidated financial statements included in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Mineola Community Bank, and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Mineola Community Bank. The amount of dividends that Mineola Community Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. At September 30, 2023, Texas Community Bancshares, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $11.0 million.

Liquidity management and asset quality continue to be high priorities. With continued volatility in the market, recent banking sector events and market interest rate increases, liquidity management and analysis is a key factor in daily asset and liability management and strategic planning. We are monitoring deposit runoff and threats of deposit runoff daily. We have been able to maintain our deposit base through this cycle with some new product offerings and competitive interest rates, which has increased our funding costs. We run stress tests quarterly in multiple scenarios, which include deposit runoff combined with the inability to access our available lines of credit and a reduction in the availability of FHLB advances. The scenarios indicate that we are able to maintain our operational liquidity with a designated buffer with our liquidity resources available. We are closely monitoring our assets, liabilities, capital and investment portfolio unrealized losses for possible issues and opportunities related to the current economic and market conditions.

We have contacted some of our large depositors and had discussions with them regarding how to have FDIC coverage to the fullest legal extent, which is over $250,000 for many depositors depending on the type of account ownership. At September 30, 2023, there were 154 accounts with balances in excess of $250,000 with a total of $63.0 million, or 21.0% of deposits. The amount that was over $250,000 was $24.5 million, or 8.2%, that was potentially uninsured, including certificates of deposit of $7.4 million and $17.1 million in checking, MMDA and savings accounts. We have also been communicating with our depositors in general to help ease any concerns they may have in light of recent regional bank failures.

At September 30, 2023, the weighted average life (WAL) of our securities portfolio is 5.2 years. The gross unrealized losses on the AFS securities is $9.8 million, or 9.5% of the $102.2 million AFS portfolio and 16.1% of capital. Unrealized losses on the HTM securities were $3.7 million, or 13.7% of the $26.9 million HTM portfolio and 6.1% of capital. The total gross unrealized losses are $13.5 million, or 10.4% of the $129.1 million securities portfolio and 22.4% of capital, which includes $61.7 million, or 47.7%, that are agency issued and guaranteed by the U.S. government. These losses are the result of market interest rate increases and we continue to monitor the portfolio for credit and other risks. The net unrealized loss on AFS securities and derivative combined, and the corresponding other comprehensive loss, was $7.0 million, or 11.5% of capital. Over the next 24 months from September 30, 2023, we expect to realize $44.4 million in cash flow from the securities portfolio with $3.5 million in 2023, $21.7 million in 2024 and 19.1 million in 2025. We should receive $19.6 million of that over the next 12 months. See the Securities section of the management discussion and analysis for more information.

At September 30, 2023, the Bank entered into interest rate swap agreements with a total notional amount of $25 million to hedge the risk of changes in the fair value of fixed rate AFS securities for changes in the SOFR benchmark rate. At September 30, 2023, the derivatives were highly effective and offset the unrealized loss on AFS securities by $743,000 bringing the net other comprehensive loss from $7.7 million to $7.0 million.

Our asset quality remains strong. We are being optimistically cautious with our lending and strategic decisions, staying focused on long-term goals and taking advantage of opportunities while being diligent about recognizing and mitigating risk. With the CECL implementation, our allowance for credit losses increased to 1.08% due to the change in methodology. This adds a deeper level of coverage for any losses we may experience. The Bank has raised in-house mortgage rates while continuing to offer secondary market options to moderate loan funding and we are starting to see a decrease in mortgage demand due to higher market interest rates. We are monitoring housing supply and demand, primarily in our Mineola and Lindale markets where home sales and new home construction have been active, for indicators of a significant change in the local housing markets. The decrease in mortgage demand is offset by increases in commercial real estate lending.

We are currently utilizing listed CDs (Qwickrate) with terms of 3-6 months with full FDIC insurance in order to keep funds liquid while also earning a higher return than holding balances in fed funds. We are not currently utilizing the Bank Term Funding Program.

The following are the various liquidity sources we had available at September 30, 2023 that we could use as needed:

●	FHLB borrowing capacity of $75.3 million
●	$15 million in credit lines with 2 correspondent banks
●	Federal Reserve discount window
●	Qwickrate CD Program
●	Brokered deposits
●	The ability to sell securities. We have run an analysis of securities that could be sold with minimal losses to provide liquidity.
●	The ability to sell a group of loans in the secondary market on an as needed basis
●	The ability to sell some of our BOLI assets

At September 30, 2023, Mineola Community Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
●	maintaining a high level of liquidity;
●	growing our volume of core deposit accounts;
●	managing our investment securities portfolio so as to reduce the average maturity and effective life of the portfolio;
●	managing our borrowings from the Federal Home Loan Bank of Dallas;
●	continuing to diversify our loan portfolio by adding more commercial loans, which typically have shorter maturities and/or balloon payments and additional fee income;

●	expanding our wholesale lending program to be able to meet customer loan needs while managing the weighted average life and interest rate risk in the loan portfolio; and
●	Derivatives.

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

At September 30, 2023
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$8,944	(2.77)%
300	9,073	(1.37)%
200	9,157	(0.46)%
100	9,197	(0.02)%
Level	9,199	—
(100)	8,855	(3.74)%
(200)	9,003	(2.13)%
(300)	9,019	(1.96)%
(400)	9,187	(0.13)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.46% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 2.13% decrease in net interest income.

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

At September 30, 2023
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$30,902	$(9,455)	(23.43)%	8.67%	(131)
300	33,473	(6,884)	(17.06)%	9.12%	(86)
200	36,003	(4,354)	(10.79)%	9.51%	(47)
100	38,371	(1,986)	(4.92)%	9.81%	(17)
Level	40,357	—	—%	9.98%	—
(100)	41,561	1,204	2.98%	9.92%	(6)
(200)	41,217	860	2.13%	9.51%	(47)
(300)	38,311	(2,046)	(5.07)%	8.54%	(144)
(400)	31,833	(8,524)	(21.12)%	6.87%	(311)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 10.79% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 2.13% increase in EVE.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” in Item 2 above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

During the quarter ended September 30, 2023, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2023, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

Item 1A.  Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On May 16, 2023, the Company announced a program to repurchase up to 164,842 shares of the Company’s outstanding common stock, or approximately 5% of the shares then outstanding. The program has no stated expiration date.

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended September 30, 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plans
July 1, 2023 - July 31, 2023	26,950	$12.46	26,950	87,625
August 1, 2023 - August 31, 2023	28,200	12.53	28,200	59,425
September 1, 2023 - September 30, 2023	22,000	12.59	22,000	37,425
Total	77,150	$12.52	77,150

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

101

The following materials for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

TEXAS COMMUNITY BANCSHARES, INC.

Date: November 8, 2023	/s/ James H Herlocker, III
James H. Herlocker, III
Chairman, President and Chief Executive Officer

Date: November 8, 2023	/s/ Julie Sharff
Julie Sharff, CPA
Chief Financial Officer