Form 10-K
period 2023-12-31
Texas Community Bancshares, Inc.
filed 2024-03-27
CIK 1849466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $28,882,225.

As of March 25, 2024, 3,187,881 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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

Texas Community Bancshares, Inc.

Texas Community Bancshares, Inc. (“Texas Community Bancshares,” the “Company” or “we”) was incorporated in March 2021 to become the holding company for Broadstreet Bank, SSB (“Broadstreet Bank” or the “Bank”) upon the conversion of Mineola Community Mutual Holding Company from a mutual holding company to a stock holding company (the “Conversion”). The Conversion was completed on July 14, 2021. In connection with the Conversion, the Company issued 3,257,759 shares of common stock at a price of $10.00 per share.

The Company conducts its operations primarily through its wholly owned subsidiary, Broadstreet Bank, a Texas-chartered savings bank. At December 31, 2023, the Company had total consolidated assets of $452,044,000, net loans and leases of $279,932,000, deposits of $317,241,000 and stockholders’ equity of $53,689,000.

Our executive offices are located at 215 West Broad Street, Mineola, Texas 75773 and our telephone number is (903) 569-2602. Our website address is www.broadstreet.bank. Information on our website is not and should not be considered a part of this annual report. The Company is a registered bank holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and by the Texas Department of Savings and Mortgage Lending.

Broadstreet Bank, SSB

Formerly named Mineola Community Bank, S.S.B., Broadstreet Bank is a Texas-chartered savings bank headquartered in Mineola, Texas. On December 4, 2023, the name of the Bank changed from Mineola Community Bank to Broadstreet Bank to be more inclusive of all of the communities we serve. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings from the Federal Home Loan Bank of Dallas, in residential real estate loans and commercial real estate loans and, to a lesser extent, commercial loans, construction and land loans, and consumer and other loans. The majority of Broadstreet Bank’s loans are currently fixed-rate loans, however the Bank is originating more commercial loans with adjustable rates to diversify our loan portfolio and decrease risk associated with fluctuations in market rates. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises and others, state and municipal securities, collateralized mortgage obligations, corporate bonds, and Federal Home Loan Bank stock. We offer a variety of deposit accounts, including checking accounts, money market accounts, savings accounts and certificate of deposit accounts.

Broadstreet Bank is subject to comprehensive regulation and examination by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation and is a member of the Federal Home Loan Bank system.

Market Area

We consider Franklin County, Hopkins County, Smith County, Van Zandt County and Wood County, and contiguous areas, as our primary market area for originating loans and gathering deposits. Our main office, six branch offices and a loan production office (LPO) are located in these counties. In 2023, we opened an LPO in Canton, Texas, which is located in Van Zandt County. In the first quarter of 2024, the Bank opened an additional branch in Tyler, Texas, which is located in Smith County. Our branch office in Winnsboro, Texas, is in Wood County, but the Winnsboro city limits also lie within Franklin County and Hopkins County.

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

Mineola has become an attractive, lower-cost of living, retirement area for residents of the Dallas area. There are major hospitals and other healthcare facilities located in Tyler and numerous recreational facilities located in the vicinity of Mineola including well-known bass fishing lakes, golf courses, and other recreational facilities, all of which have contributed to the influx of population. The remote work and hybrid work trend has also contributed to the area’s population growth by allowing workers to live further from their place of employment. Lindale has become a fast growing community due to the success of the school district, economic development and its proximity to Tyler and Interstate 20.

Major employers in our primary market area include Morton Salt Company (which operates a salt mine in Grand Saline, TX), Sanderson Farms, Inc. (which operates a poultry feed mill in Mineola and an additional facility in Lindale), Target (which has a distribution center in Lindale), local school districts, local governments, Walmart, Inc., Exxon Mobil Corporation, hospitals and other facilities, and numerous small manufacturing firms. Although there is some oil exploration business in Wood County, the economy of the primary market area is not heavily dependent on it.

Competition

We face intense competition within our local market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions that include money center banks, regional banks, community banks, and credit unions. We compete for loans with banks, savings institutions, mortgage brokers, consumer finance companies and credit unions. We compete for deposits with banks, savings institutions, credit unions, money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2023 (the most recent date for which data is available), our deposit market share in Smith County was 0.19% (20th among 26 Federal Deposit Insurance Corporation-insured institutions with offices in the county), 8.49% in Van Zandt County (6th among 8 Federal Deposit Insurance Corporation-insured institutions with offices in the county) and 18.27% in Wood County (3rd among 7 Federal Deposit Insurance Corporation-insured institutions with offices in the county). These are the counties in which our offices are located.

Lending Activities

General. Our historical lending activity consists primarily of originating one-to four-family residential mortgage loans, commercial real estate loans, and construction and land loans. To a substantially lesser extent, we originate agricultural loans, commercial loans, and consumer and other loans. The majority of the loans we originate are fixed rate loans, however we have updated our commercial lending terms and are originating more commercial loans with adjustable rates.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. In addition to the loans disclosed in the table below, we had loans in process of $22.9 million and $23.3 million at December 31, 2023 and December 31, 2022, respectively. We had no loans held for sale at December 31, 2023 and December 31, 2022, respectively.

	At December 31,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
1-4 family residential	$172,205	60.8%	$162,462	64.2%
Multi-family	9,259	3.3	323	0.1
Construction & land	37,526	13.3	36,257	14.3
Commercial	41,788	14.8	33,678	13.3
Farmland	8,317	2.9	7,558	3.0
Agriculture loans	150	0.1	189	0.1
Commercial loans	6,900	2.4	7,029	2.8
Consumer and other	6,883	2.4	5,595	2.2
PPP loans	—	—	2	—
Total loans	283,028	100.0%	253,093	100.00%
Less:
Allowance for losses	3,096		1,755
Total loans and leases, net	$279,932		$251,338

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

	One- to
	Four-Family
	Residential	Multi-Family	Construction	Commercial
	Real Estate	Real Estate	and Land	Real Estate	Farmland

	(In thousands)
Amounts due in:
One year or less	$221	$7,735	$29,357	$4,064	$14
After one year through five years	6,188	292	5,345	10,079	4,985
After five years through 15 years	27,376	—	2,239	16,105	2,929
After 15 years	138,420	1,232	585	11,540	389
Total	$172,205	$9,259	$37,526	$41,788	$8,317

			Consumer
	Agriculture	Commercial	and Other	Total

	(in thousands)
Amounts due in:
One year or less	$22	$3,379	$1,271	$46,063
After one year through five years	128	1,977	4,555	33,549
After five years through 15 years	—	1,133	1,057	50,839
After 15 years	—	411	—	152,577
Total	$150	$6,900	$6,883	$283,028

The following table sets forth our fixed and adjustable-rate loans at December 31, 2023 that are contractually due after December 31, 2024.

	Due After December 31, 2024
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
1-4 family residential	$171,848	$136	$171,984
Multi-family	292	1,232	1,524
Construction and land	7,964	205	8,169
Commercial	27,327	10,397	37,724
Farmland	8,303	—	8,303
Agriculture loans	128	—	128
Commercial loans	3,521	—	3,521
Consumer and other loans	5,612	—	5,612
Total loans	$224,995	$11,970	$236,965

One- to-Four Family Residential Real Estate Lending. At December 31, 2023, we had $172.2 million of loans secured by one- to four-family real estate, or 60.8% of total loans. The majority of our one-to-four family residential real estate loans are secured by properties located in our primary market area.

We have also originated residential mortgage loans secured by owner-occupied properties located in the northern and eastern sections of the Dallas Metroplex. We began originating these loans in 2014, and continue to do so primarily through word-of-mouth referrals. These are generally jumbo loans with low loan-to-value ratios, generally in the range of 60% to 75%. At December 31, 2023, these loans amounted to $45.1 million, of which $29.2 million were jumbo loans and $15.9 million were conventional loans.

Our one-to-four family residential real estate loans are generally underwritten to Freddie Mac guidelines. Substantially all of our residential mortgage loans are fixed-rate loans. Residential mortgage loans are generally originated at a fixed rate of 15, 20, or 30 years or with the optional 10-year balloon terms based on a 20- or 30-year amortization schedule. We generally limit the loan-to-value ratios of our one-to-four family residential mortgage loans to 80% (or 95% with private mortgage insurance) of the purchase price or appraised value, whichever is lower.

We do not offer “interest only” mortgage loans on permanent one-to-four family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. In general, we do not currently offer “subprime loans” on one-to-four family residential real estate loans (i.e., generally loans to borrowers with credit scores less than 620).

Commercial Real Estate Loans. At December 31, 2023, we had $41.8 million in commercial real estate loans, or 14.8% of total loans. Substantially all of our commercial real estate loans are fixed-rate balloon loans with a six to ten year initial term and with a 10- to 20-year amortization period. In 2023, we changed our commercial real estate loan terms to include more adjustable rates tied to the WSJ Prime rate. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.

At December 31, 2023, we had twelve loans secured by self-storage facilities totaling $16.6 million, eight loans secured by churches totaling $4.7 million, two loans secured by a rural water district totaling $3.6 million, five loans secured by restaurant/fast food restaurant properties totaling $2.0 million, and eleven loans secured by commercial rental properties totaling $3.6 million. At December 31, 2023, all of these loans were performing according to their terms.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property, debt service capabilities, global cash flows of the borrower and other guarantors, and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, and the debt service coverage ratio (the ratio of net operating income to debt service). Generally, we require that the debt service coverage ratio be at least 1.20x. The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of commercial real estate borrowers.

At December 31, 2023, our largest commercial real estate loan relationship consisted of three loans totaling $7.5 million, which are secured by self-storage facilities. At December 31, 2023, all of these loans were performing according to their original terms.

Multi-Family Loans. At December 31, 2023, we had $9.3 million in multi-family loans, or 3.3% of total loans. Multi-family loan underwriting and terms are based on commercial real estate loan guidelines. At December 31, 2023, our largest multi-family loan relationship consisted of one loan totaling $7.7 million, which is secured by a townhome apartment complex. At December 31, 2023, all multi-family loans were performing according to their original terms.

Construction and Land Loans. At December 31, 2023, we had $37.5 million in construction and land loans, or 13.3% of total loans. We make construction loans, primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2023, our construction and development loans totaled $31.2 million, or 11.0% of our total loan portfolio, in addition to $6.3 million of land loans. At December 31, 2023, $11.4 million of our single-family construction loans were to individuals and $5.1 million were to builders. At December 31, 2023, our largest single family residence construction loan was for $822,000, with 66.1%, or $543,000 funded.

At December 31, 2023, our largest construction and land development loan relationship consisted of eight loans totaling $6.4 million, which is the funded portion of the construction projects in process. At December 31, 2023, all of these loans were performing according to their original terms.

Our construction loans are primarily secured by properties in our primary market area. We have also developed long-term relationships with borrowers who now reside in the northern and eastern sections of the Dallas Metroplex and continue to provide them with financing, including residential construction. At December 31, 2023, eight construction loans totaling $4.6 million were outstanding to individual borrowers in the Metroplex.

While we may originate loans to builders whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. Construction loans originated to builders where there is no contract for sale for the underlying completed home at the time of origination are referred to as speculative construction loans. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations. We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each builder, typically starting with one speculative loan per builder until we develop a relationship with the builder. At December 31, 2023, speculative construction loans consisted of four loans totaling $6.8 million, upon completion. Due to the continued growth in our market area, the need for multi-family housing has increased. At December 31, 2023, multi-family construction totaled $10.3 million, upon completion, and is primarily apartment construction in our market area.

Our single-family construction loans are fixed rate interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 months. Our commercial construction and land development loans are adjustable rate interest-only loans with terms up to 24 months. At the end of the construction phase, the loan may convert to a permanent mortgage loan or may be paid in full.

Construction loans generally can be made with a maximum loan-to-value ratio of 95% of the estimated appraised market value upon completion of the project. Mortgage insurance pre-approval is required for loans exceeding 80% loan-to-value. Commercial construction and land development loans generally can be made with maximum loan-to-value of 80% of the estimated market value of the completed project or loan-to-cost of 80% of the estimated construction costs of the completed project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

Commercial Loans. At December 31, 2023, commercial loans were $6.9 million, or 2.4% of total loans.

We make commercial loans primarily to small businesses in our market area. These loans are generally secured by business assets, such as equipment and accounts receivable. Commercial loans secured by accounts receivable are made with fixed-interest rates and for terms not to exceed 12 months. Commercial equipment loans are made with fixed-interest rates and for terms generally up to 60 months. Depending on the collateral used to secure the loans, commercial loans are generally made in amounts of up to 80% of the value of the collateral securing the loan.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

At December 31, 2023, our largest commercial loan totaled $949,000 and is secured by manufacturing equipment. Our largest commercial relationship consists of seven loans totaling $1.1 million and is secured by machinery and equipment. At December 31, 2023, these loans were performing according to the original terms.

Consumer and Other Loans. At December 31, 2023, consumer and other loans were $6.9 million, or 2.4% of total loans. Our consumer loan portfolio generally consists of loans secured predominately by used automobiles, recreational vehicles, all-terrain vehicles and boats, as well as share loans secured by a deposit account at Broadstreet Bank.

Loan Underwriting Risks

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential real estate loans. The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors to provide quarterly, semi-annual or annual financial statements, depending on the size of the loan, on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flows and the borrower’s other projects, of at least 1.20x. An environmental phase one report is obtained when required by policy or when the possibility exists that hazardous materials may have existed on the site, the site may have been impacted by adjoining properties that handled hazardous materials.

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

Originations, Purchases and Sales of Loans

Lending activities are conducted by our salaried loan personnel operating at our main and branch office locations. All loans originated by us are underwritten pursuant to our policies and procedures. We primarily originate fixed-rate loans, but we have updated our commercial loan terms to include more adjustable rates. We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.

In addition, from time to time, we may purchase or sell participation interests in loans. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2023, we had one purchased construction loan participation interest in commercial real estate of $403,000 and one purchased construction participation of $1.0 million secured by a hotel and two purchased participations of residential real estate of $202,000. At December 31, 2023, we had one loan for the construction of a convenience store, secured by the completed project of $4.2 million, for which we sold one participation interest totaling $1.2 million.

We generally do not originate loans for sale. At December 31, 2023, we had no loans held for sale.

Loan Approval Procedures and Authority

Pursuant to Texas law, Broadstreet Bank is permitted to make loans to any one borrower or a group of related borrowers not to exceed an amount equal to 25% of the bank’s unimpaired capital and surplus (Tier 1 Capital). The 25% limit applies to the majority of the loans made. At December 31, 2023, based on this limitation, Broadstreet Bank’s loans-to-one-borrower limit was approximately $12.0 million. Notwithstanding this legal limit, Broadstreet Bank had an in-house limit of $3.0 million for a consumer borrower and $8 million for a commercial borrower at December 31, 2023. At December 31, 2023, our largest loan relationship with one borrower had extensions of credit totaling $10.4 million, when fully funded, secured by single-family residential construction and land development projects. At December 31, 2023, $7.2 million, or 69.2%, was funded and was performing according to its original terms. The largest outstanding relationship with one borrower had a net outstanding balance of $7.7 million. This loan relationship is secured by one loan on a townhome apartment complex and was performing according to its original terms at December 31, 2023.

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

Delinquencies and Asset Quality

Delinquency Procedures. When a loan payment becomes 15 days past due, we contact the customer by mailing a late notice, and loan officers may contact their customers. If a loan payment becomes 30 days past due, we mail an additional late notice and a loan-specific letter written by a collection representative, and we also place telephone calls to the borrower. These loan collection efforts continue until a loan becomes 90 days past due, at which point we would refer the loan for foreclosure proceedings unless management determines that it is in the best interest of Broadstreet Bank to work further with the borrower to arrange a workout plan. The foreclosure process would begin when a loan becomes 120 days delinquent.

Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be collateral dependent, the measurement of the loan in the allowance for credit losses is measured for impairment based on the fair value of the collateral. Nonaccrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on nonaccrual status unless the loan is well secured and in the process of collection. When loans are placed on nonaccrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to earnings in the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent Loans. The following table sets forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	At December 31,
	2023			2022
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Real estate loans:
1-4 family residential	$344	$271	$137	$1,172	$43	$348
Multi-family	—	—	—	—	—	—
Commercial	—	410	22	126	—	—
Construction and land	808	1,153	—	836	94	—
Farmland	—	—	—	162	—	165
Agriculture loans	—	—	—	—	—	—
Commercial loans	—	—	8	—	—	—
Consumer loans	—	—	—	3	7	—
PPP loans	—	—	—	—	—	2
Total	$1,152	$1,834	$167	$2,299	$144	$515

Nonperforming Assets. The following table sets forth information regarding our nonperforming assets. There were four non-accruing loans modified to borrowers experiencing financial difficulties included in nonaccrual loans as of December 31, 2023 totaling $323,000 and $364,000 as of December 31, 2022.

	At December 31,
	2023	2022

	(Dollars in thousands)

Nonaccrual loans:
Real estate loans:
1-4 family residential	$497	$548
Multi-family	—	—
Commercial	61	70
Construction and land	—	—
Farmland	—	165
Agriculture loans	—	—
Commercial loans	351	398
Consumer loans	—	—
Total nonaccrual loans	$909	$1,181

Accruing loans past due 90 days or more	30	1
Other nonperforming loans under 90 days past due	241	—

Real estate owned:
1-4 family residential	—	—
Multi-family	—	—
Commercial	162	—
Construction and land	—	—
Bank owned property held for sale	—	—
Total real estate owned	162	—

Total nonperforming assets	$1,342	$1,182

Total nonperforming loans to total loans	0.33%	0.47%
Total nonaccruing loans to total loans	0.32%	0.47%
Total nonperforming assets to total assets	0.30%	0.28%

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2023	2022

	(In thousands)

Substandard assets	$3,667	$3,006
Doubtful assets	—	389
Loss assets	—	—
Total classified assets	$3,667	$3,395
Special mention assets	$788	$658
Foreclosed assets	$162	$—

Allowance for Credit Losses

The allowance for credit losses is maintained at a level which, in management’s judgment, is adequate to absorb current expected credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific collateral dependent loans, and economic conditions. Allowances for collateral dependent loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on collateral dependent loans, it is reasonably possible that management’s estimate of current expected credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for credit losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to collateral dependent loans are charged or credited to the provision for credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

As an integral part of their examination process, the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or For the Years Ended
	December 31,
	2023	2022

	(Dollars in thousands)

Allowance for credit losses at beginning of year	$1,755	$1,592
Provision for credit losses	329	208
Charge-offs:
Real estate loans:
1-4 family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Agriculture loans	—	—
Commercial loans	—	—
Consumer loans	44	26
Consumer Other – Overdrafts	31	32
PPP loans	—	—
Total charge-offs	75	58

Recoveries:
Real estate loans:
1-4 family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction and loan	—	—
Agriculture loans	—	—
Commercial loans	—	—
Consumer loans	9	13
Total recoveries	9	13
Net (charge-offs) recoveries	(66)	(45)
Overage from off-balance sheet credit exposures	53	—
Adjustment for adoption of CECL methodology	1,025	—
Allowance for credit losses at end of year	$3,096	$1,755

Allowance for credit losses to nonperforming loans	315.3%	148.60%
Allowance for credit losses to total loans outstanding at the end of the year	1.09%	0.69%
Net (charge-offs) recoveries to average loans outstanding during the year	(0.02)%	(0.01)%

Allocation of Allowance for Credit Losses. The following tables set forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2023			2022
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Each	Loans in		in Each	Loans in
		Category	Each		Category	Each
	Allowance	to Total	Category	Allowance	to Total	Category
	for Credit	Allocated	to Total	for Credit	Allocated	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)
Real estate loans:
1-4 Residential & multi-family	$1,621	52%	64%	$812	46%	64%
Commercial	482	16	15	227	13	13
Construction and land	378	12	13	262	15	14
Farmland	66	2	3	31	2	3
Agriculture loans	2	—	—	1	—	—
Commercial loans	441	14	2	359	20	3
Consumer and other loans	106	3	3	63	4	3
Total allocated allowance	$3,096	100%	100%	$1,755	100%	100%

Investment Activities

General. The goals of our investment policy is to maximize portfolio yield over the long term in a manner that is consistent with minimizing risk, meeting liquidity needs, meeting pledging requirements, and meeting asset/liability management and interest rate risk strategies. Subject to loan demand and our interest rate risk analysis, we may increase the balance of our investment securities portfolio when we have excess liquidity.

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

At December 31, 2023, our investment portfolio consisted of securities and obligations issued by U.S. Government-sponsored enterprises and others including mortgage-backed securities and collateralized mortgage obligations, corporate bonds including bank subordinated debt as well as state and municipal securities. At December 31, 2023, we also owned $3.3 million of Federal Home Loan Bank of Dallas stock. As a member of Federal Home Loan Bank of Dallas, we are required to purchase stock in the Federal Home Loan Bank of Dallas, which is carried at cost and classified as a restricted investment.

As of December 31, 2023 and 2022, all of our available for sale investment securities are carried at fair value through accumulated other comprehensive loss and our held to maturity securities are carried at cost.

The following table summarizes securities available for sale:

	December 31,
	2023		2022
	Fair	Percentage of	Fair	Percentage of
	Value	Total	Value	Total
Securities available for sale:
Residential mortgage-backed	$24,925	26.7%	$23,758	22.2%
Collateralized mortgage obligations	49,879	53.4%	50,244	46.9%
State and municipal	13,350	14.3%	13,781	12.9%
Corporate bonds	5,173	5.6%	4,815	4.4%
U.S. Government and agency	—	—%	14,555	13.6%
Total securities available for sale	$93,327	100.0%	$107,153	100.0%

The following table sets forth information regarding fair values, weighted average yields and maturities of available for sale investments. The yields have been computed on a tax equivalent basis. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	December 31, 2023
	Due in One Year		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available for sale:
Residential mortgage-backed	$—	—%	$219	2.23%	$2,459	2.32%	$22,247	4.96%	$24,925	4.67%
Collateralized mortgage obligations	—	—%	11,661	6.89%	3,884	6.03%	34,334	4.43%	49,879	5.13%
State and municipal	—	—%	1,913	1.94%	7,090	2.40%	4,347	1.66%	13,350	2.09%
Corporate bonds	—	—%	—	—%	4,234	4.79%	939	3.97%	5,173	4.64%
U.S. Government and agency	—	—%	—	—%	—	—%	—	—%	—	—%
Total securities available for sale	$—		$13,793		$17,667		$61,867		$93,327

The following table summarizes securities held to maturity:

	December 31,
	2023		2022
	Amortized	Percentage of	Amortized	Percentage of
	Cost	Total	Cost	Total
Securities held to maturity:
Residential mortgage-backed	$22,301	85.7%	$25,817	92.8%
State and municipal	1,985	7.6%	2,010	7.2%
U.S. Government and agency	1,734	6.7%	—	—%
Total securities held to maturity	$26,020	100.0%	$27,827	100.0%

The following table sets forth information regarding amortized costs, weighted average yields and maturities of all held to maturity investments. The yields have been computed on a tax equivalent basis. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	December 31, 2023
	Due in One Year		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Securities held to maturity:
Residential mortgage-backed	$—	—%	$763	2.51%	$7,574	2.17%	$13,964	1.56%	$22,301	1.80%
State and municipal	395	3.68%	365	3.57%	134	2.66%	1,091	2.22%	1,985	2.79%
U.S. Government and Agency	—	—%	—	—%	1,734	7.21%	—	—%	1,734	7.21%
Total securities held to maturity	$395		$1,128		$9,442		$15,055		$26,020

For additional information regarding our investment securities portfolio, see Note 3 to the notes to consolidated financial statements.

During the year ended December 31, 2023, the Company entered into interest rate swap agreements with a total notional amount of $25 million to hedge the risk of changes in the fair value of fixed rate available for sale securities for changes in the Secured Overnight Financing Rate (SOFR). For additional information regarding the fair value hedge, see Note 21 to the notes to consolidated financial statements.

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

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable image of Broadstreet Bank in the community to attract and retain local deposits. We also seek to obtain deposits from our commercial loan customers.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2023			2022
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)

Noninterest-bearing demand deposits	$45,538	14.4%	—%	$45,823	15.5%	—%
Interest-bearing demand deposits	63,581	20.0%	0.35%	68,912	23.3%	0.35%
Regular savings deposits and other deposits	49,755	15.7%	0.35%	66,586	22.5%	0.35%
Money market deposits	39,672	12.5%	0.78%	25,338	8.5%	0.78%
Certificates of deposit	118,695	37.4%	1.18%	89,418	30.2%	1.18%
Total	$317,241	100.0%		$296,077	100.0%

At December 31, 2023 and 2022, the aggregate amount of uninsured deposits, which includes deposit account balances in excess of $250,000, which is the maximum amount for federal deposit insurance, was $37.2 million and $29.4 million, respectively. At December 31, 2023 and 2022, the aggregate amount of all our uninsured certificates of deposit was $8.6 million and $5.9 million, respectively. At December 31, 2023 and December 31, 2022, we had no deposits that were uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. At December 31, 2023, we had $12.0 million in callable brokered certificates of deposit that were fully insured and issued as part of an investment strategy.

The following table sets forth the maturity of our uninsured certificates of deposit at December 31, 2023.

At December 31,
2023
(In thousands)
Maturity Period:
Three months or less	$2,456
Over three through six months	2,007
Over six through twelve months	1,954
Over twelve months	2,208
Total	$8,625

Borrowings. At December 31, 2023, we had outstanding advances of $76.9 million from the Federal Home Loan Bank of Dallas. At December 31, 2023, we had unused borrowing capacity of $72.6 million with the Federal Home Loan Bank of Dallas. For further information regarding our borrowings from the Federal Home Loan Bank of Dallas, see note 10 of the notes to consolidated financial statements.

Personnel

As of December 31, 2023, we had 62 full-time employees and five part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

Subsidiary Activities

Broadstreet Bank is the sole and wholly owned subsidiary of Texas Community Bancshares, Inc. Broadstreet Bank has one subsidiary, Mineola Financial Service Corporation, which is currently inactive.

Supervision and Regulation

General

As a Texas-chartered savings bank, Broadstreet Bank is subject to examination and regulation by the Texas Department of Savings and Mortgage Lending, and is also subject to examination by the Federal Deposit Insurance Corporation as deposit insurer. The state and federal system of regulation and supervision establishes a comprehensive framework of activities in which Broadstreet Bank may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s Deposit Insurance Fund, and not for the protection of security holders. Broadstreet Bank also is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of the allowance for credit losses for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Broadstreet Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Broadstreet Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau, as enforced by the Federal Deposit Insurance Corporation. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

Texas Community Bancshares is a bank holding company and is required to comply with the Bank Holding Company Act of 1956, as amended, and the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. Additionally, the Federal Reserve Board may directly examine the subsidiaries of a bank holding company, including Broadstreet Bank. Texas Community Bancshares is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Texas Department of Savings and Mortgage Lending, the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of Texas Community Bancshares and Broadstreet Bank.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Broadstreet Bank and Texas Community Bancshares. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Broadstreet Bank and Texas Community Bancshares.

Savings Bank Regulation

Business Activities. As a Texas-chartered savings bank, Broadstreet Bank is subject to supervision and regulation by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation. The Texas Department of Savings and Mortgage Lending supervises and regulates all areas of Broadstreet Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The Texas Department of Savings and Mortgage Lending also conducts examinations of state savings banks and generally conducts joint examinations with the Federal Deposit Insurance Corporation. The Texas Department of Savings and Mortgage Lending charges assessments and fees which recover the costs of examining state savings banks, processing applications and other filings and covering direct and indirect expenses in regulating state savings banks. The Texas Department of Savings and Mortgage Lending also has certain enforcement powers over Broadstreet Bank.

The Federal Deposit Insurance Corporation is Broadstreet Bank’s primary federal regulator, which periodically examines Broadstreet Bank’s operations and financial condition and compliance with federal consumer protection laws. In addition, Broadstreet Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law, and it has certain enforcement powers over the Bank.

Broadstreet Bank is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services for the benefit of Broadstreet Bank’s customers. Various state consumer laws and regulations also affect the operations of Broadstreet Bank, including state usury laws and consumer credit laws.

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

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital (tier 1 leverage ratio) to total assets.

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and related surplus and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses, including the allowance for credit losses on off-balance sheet credit exposures, limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Federal Deposit Insurance Corporation takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

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

At December 31, 2023, Broadstreet Bank had opted into the community bank leverage ratio framework and its capital exceeded all applicable requirements.

Loans-to-One Borrower. Because of the availability of the savings bank expansion of powers language in the Texas Finance Code, savings banks have flexibility in the calculation of their applicable lending limit. The lending limit applicable to state banks in Texas is broader than the limit applicable to national banks. The Texas Finance Code adopts the lending limit applicable to federal savings associations under federal law for state savings banks, however, Texas savings bank are permitted under the expansion of power authority to adopt the legal lending limit applicable to national banks or state banks. Generally (subject to certain exceptions) the lending limit for loans to one borrower may not exceed an amount equal to 25% of the bank’s unimpaired capital and surplus (Tier 1 Capital). Broadstreet Bank has adopted the lending limit applicable to state banks or 25% of the bank’s unimpaired capital and surplus (Tier 1 Capital). At December 31, 2023, Broadstreet Bank was in compliance with the loans-to-one borrower limitations.

Capital Distributions. The Federal Deposit Insurance Act generally provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. Unless the approval of the Federal Deposit Insurance Corporation is obtained, Broadstreet Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its net income during the current calendar year and the retained net income of the prior two calendar years. Under Texas law, Broadstreet Bank is permitted to declare and pay a dividend on capital stock only out of current or retained income.

Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The Federal Deposit Insurance Corporation is required to assess Broadstreet Bank’s record of compliance with the Community Reinvestment Act. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Federal Deposit Insurance Corporation, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating. Broadstreet Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is generally limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Broadstreet Bank. Texas Community Bancshares will be an affiliate of Broadstreet Bank because of its control of Broadstreet Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Broadstreet Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Broadstreet Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Broadstreet Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

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

Branching. Federal law permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. Under current Texas law, Broadstreet Bank can establish a branch in Texas or in any other state. All branch applications require prior approval of the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation. Finally, Broadstreet Bank may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

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

At December 31, 2023, Broadstreet Bank met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the Federal Deposit Insurance Corporation insures deposits at Federal Deposit Insurance Corporation-insured financial institutions such as Broadstreet Bank, generally up to a maximum of $250,000 per separately insured depositor. The Federal Deposit Insurance Corporation charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Broadstreet Bank. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. Broadstreet Bank does not know of any practice, condition or violation that may lead to termination of its deposit insurance.

Privacy Regulations. Federal regulations generally require that Broadstreet Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Broadstreet Bank would be required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes, however, the Bank does not share personal information requiring the opt-out notice. Broadstreet Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA PATRIOT Act. Broadstreet Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

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

Other Regulations

Interest and other charges collected or contracted for by Broadstreet Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

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

The deposit operations of Broadstreet Bank also are subject to, among others, the:

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

Federal Home Loan Bank System

Broadstreet Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in their Federal Home Loan Bank. Broadstreet Bank complied with this requirement at December 31, 2023. Based on redemption provisions of the Federal Home Loan Bank of Dallas, the stock has no quoted market value and is carried at cost. Broadstreet Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Dallas stock. At December 31, 2023, no impairment had been recognized.

Holding Company Regulation

Texas Community Bancshares is a bank holding company within the meaning of Bank Holding Company of 1956, as amended. As such, Texas Community Bancshares is registered with the Federal Reserve Board and subject to regulations, examinations, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over Texas Community Bancshares and its non-savings bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Broadstreet Bank.

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

Texas Community Bancshares will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the Conversion; (ii) the first fiscal year after our total annual gross revenues are $1.235 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year. We expect to lose our status as an emerging growth company effective December 31, 2026, which is the end of the fiscal year following the fifth anniversary of the completion date of the Conversion.

Taxation

Broadstreet Bank and Texas Community Bancshares are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize certain pertinent tax matters and is not a comprehensive description of the tax rules applicable to Texas Community Bancshares or Broadstreet Bank.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting. Broadstreet Bank currently reports income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions. For taxable years beginning after 1995, Broadstreet Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Texas Community Bancshares and Broadstreet Bank will file a consolidated federal income tax return.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2023, Broadstreet Bank had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely. At December 31, 2023, Broadstreet Bank had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is no longer deductible. At December 31, 2023, Broadstreet Bank had no capital loss carryovers.

Corporate Dividends. Texas Community Bancshares, Inc. may generally exclude from its income 100% of dividends received from Broadstreet Bank, as a member of the same affiliated group of corporations.

Excise Tax. The Internal Revenue Code imposes a stock repurchase excise tax equal to 1% of the fair market value of any stock of the Company that is repurchased by the Company during the taxable year beginning January 1, 2023. The tax is not included in income tax expense, but is recognized as a cost of the stock repurchased and reflected in the end of year treasury stock balance.

State Taxation

Texas State Taxation. Texas Community Bancshares and Broadstreet Bank file a combined annual report and pay franchise tax to the State of Texas.

Maryland State Taxation. As a Maryland business corporation, Texas Community Bancshares is required to file a personal property and income tax return and pay taxes to the State of Maryland.

ITEM 1A.Risk Factors

Not applicable, as Texas Community Bancshares is a “smaller reporting company.”

ITEM 1B.Unresolved Staff Comments

None.

ITEM 1C.Cybersecurity

Risk Management and Strategy

The Company’s Information Security Program (“Program”) uses a variety of safeguards to protect the confidentiality, integrity, and availability of information. The Program is designed to identify, prevent, or mitigate the risks from cybersecurity threats. The Program leverages recognized security frameworks, such as the National Institute of Standards and Technology (NIST), Financial Services Information Sharing and Analysis Center (FS-ISAC),  Federal Financial Institutions Examination Council (FFIEC), and Ransomware Self-Assessment Tool (R-SAT), to organize, improve, and assess the program and to better manage and reduce cybersecurity risk. The Program is assessed and updated annually and as needed.

The Company regularly assesses the threats and vulnerabilities to its environment so it can update and maintain its systems and controls to effectively mitigate these risks. Layered security controls are designed to complement each other to protect customer information and transactions. The Company periodically engages third-party experts and consultants to conduct evaluations of our security controls, whether through penetration testing, audits, assessments, or consulting on best practices to address new challenges. Results are used to help drive priorities and initiatives to improve the Program. Additionally, as a regulated entity, bank regulators assess the quality of our information security program during their regular examinations of the Company and its compliance with federal regulations and requirements.

The Company’s third-party risk management program is designed to oversee and identify the cybersecurity threats associated with the use of third-party service providers. While the optics into a third-party’s operation are limited, the Company performs risk-based evaluations of third-party service providers. These evaluations include reviewing information including, but not limited to, security assessment questionnaires, security testing summaries, audit reports performed under the SSAE 18 Audit Standard, and information security policies.

We view security awareness as a continuous program. All Company employees receive cybersecurity and fraud training at the required new employee orientation and subsequently receive information security tips via email. Employees also receive annual security awareness training.

During the fiscal year of this Report, the Company has not identified risks from cybersecurity threats that individually or in the aggregate have materially affected or are reasonably anticipated to materially affect the organization. Nevertheless, the Company recognizes cybersecurity threats are ongoing and evolving, and we continue to remain vigilant.

Governance

The Company’s system of internal controls also incorporates a protocol for the appropriate reporting and escalation of information and cyber security matters to management and the Board of Directors for resolution and, if necessary, disclosure of any material incidents. The Board of Directors is actively engaged in the oversight of the Company’s continuous efforts to reinforce and enhance its operational resilience and receives education to enhance their oversight efforts to accommodate for the ever-evolving information and cyber security threat landscape. The Information Security Officer (“ISO”) regularly updates these committees on the information and cyber security risks, threats, exposures, and mitigation measures. The Company’s incident response process is periodically tested and includes cybersecurity scenarios.

The Chief Operating Officer (COO) along with the ISO are responsible for developing and implementing our Program and reporting on cybersecurity matters to the Board. Our COO and ISO have over 25 years of combined related experience. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises and incorporate external resources and advisors as needed.

The Program is overseen by the Information Security Committee, Board of Directors, and Compliance Committee.

The Company’s Board of Directors monitors the Program including policies and practices. The Company’s Compliance Committee and Information Security Committee along with the company’s Board of Directors oversee areas of operational risk such as information technology activities; risks associated with development, infrastructure, and cybersecurity; oversight of information security risk assessments, strategies, policies, and programs; and disaster recovery, business continuity, and incident response process. The ISO also provides periodic cybersecurity updates to the Board of Directors.

We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations, or financial condition, to date. Disruptions in our information technology systems or a compromise of security with respect to our systems could adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives or support our customer transactions and our business may be adversely affected by security breaches at third-parties.

ITEM 2.Properties

As of December 31, 2023, the net book value of our land, building and equipment was $11.5 million. The following table sets forth information regarding our offices as of December 31, 2023:

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Real Property
			(In thousands)
Main Office:
215 West Broad Street Mineola, TX 75773	Own	1964	$2,352

Branch Offices:

1224 North Pacific Street Mineola, TX 75773	Lease	1999	$84

415 West Frank Street Grand Saline, TX 75140	Own	2006	$986

500 South Main Street Winnsboro, TX 75494	Own	2005	$1,253

304 South Main Street Lindale, TX 75771	Own	2017	$3,719

500 West Pine Street Edgewood, TX 75117	Own	2018	$825

917 East Southeast Loop 323 Tyler, TX 75701	Own	2023	$2,306

1435 South Buffalo Canton, TX 75103	Lease	2023	$2

During the first quarter of 2023, we purchased two buildings adjacent to the Bank’s home office in Mineola with the intention of possible future expansion. In the first quarter of 2024, we opened a new branch in Tyler, Texas and moved into the new branch building located at the same location in Lindale. We believe that all other current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2023, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Texas Community Bancshares is listed on The Nasdaq Capital Market under the symbol “TCBS”. As of March 1, 2024, we had 589 stockholders of record, and 3,198,881 shares of common stock outstanding.

The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions.

On May 16, 2023, the Company announced a program to repurchase up to 164,842 shares of the Company’s outstanding common stock or approximately 5% of the shares then outstanding. On November 9, 2023, after completing the purchase of 164,842 shares, the Company announced a second repurchase program of 161,316 shares, or approximately 5% of the shares outstanding. The program has no stated expiration date.

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended December 31, 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plans
October 1, 2023 - October 31, 2023	29,500	$12.81	29,500	7,925
November 1, 2023 - November 30, 2023	7,925	12.75	7,925	161,316
December 1, 2023 - December 31, 2023	10,000	12.33	10,000	151,316
Total	47,425	$12.70	47,425

There were no sales of unregistered securities during the year ended December 31, 2023.

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

Overview

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings from the Federal Home Loan Bank of Dallas, in residential real estate loans and commercial real estate loans and, to a lesser extent, commercial loans, construction and land loans, and consumer and other loans. The majority of our loans are fixed-rate loans, however, we have updated our commercial lending terms and are originating more commercial loans with adjustable rates. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises, state and municipal securities, collateralized mortgage obligations, corporate bonds, and Federal Home Loan Bank stock. We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. Broadstreet Bank is subject to comprehensive regulation and examination by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation and is a member of the Federal Home Loan Bank system.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for credit losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, other service charges and fees, income from bank owned life insurance, and wholesale lending fees. Wholesale lending fees are generated from facilitating the origination of mortgage loans through the wholesale lender. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, technology expenses, contract services, director fees, and other expenses.

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses. At December 31, 2023, our investment in bank owned life insurance was $6.2 million, which was within this investment limit.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

Our current business strategy consists of the following:

●	Continue to serve our community as a community bank. Since our founding in 1934, we have operated as a community bank. Historically, our primary lending activity has been the origination of fixed-rate residential mortgage loans to individuals in our market area funded primarily by deposits gathered from individuals and businesses in our market area. We expect that this will continue to be a primary focus of our business for the foreseeable future. As part of our customer focus, we generally do not sell the loans we originate but retain them in our portfolio. When customers have questions regarding their loans, they are able to deal directly with us rather than another institution. At December 31, 2023, one-to-four family residential mortgage loans totaled $172.2 million, or 60.8% of total loans. This amount includes one- to four-family residential mortgage loans originated in the Dallas Metroplex. We have originated one-to-four family residential mortgage loans secured primarily by owner-occupied properties primarily located in the northern and eastern sections of the Dallas Metroplex. We began originating these loans in 2014, and continue to do so primarily through word-of-mouth referrals. At December 31, 2023, these loans amounted to $45.1 million and included $29.2 million of jumbo loans.
●	Grow and diversify our loan portfolio prudently. There has been an influx of retirees and others from the Dallas metropolitan area and an influx in general into the state of Texas and our market area. Our more rural market area offers a lower-cost of living and many recreational amenities, while being within easy reach of the cities of Dallas and Tyler and the urban amenities they offer. We believe this movement away from major cities like Dallas was accelerated by the work-from-home trend that accelerated during the COVID-19 pandemic. In 2018, we opened our branch office in Lindale, Texas, and acquired our branch office in Edgewood, Texas, from another bank. These offices are located in growth areas of our market area because of their closer proximity to Tyler and Dallas, respectively. The influx of population into our market area has provided opportunities for residential mortgage lending, construction and land lending, and commercial real estate lending. In 2023, we began construction of a new building in Lindale to better service that market which is growing rapidly. That location was opened, along with a branch in Tyler and a loan production office in Canton, Texas, in February of 2024. Although we intend to continue our historical focus on the origination of residential mortgage loans, we intend to prudently increase our commercial real estate lending and construction and land lending so as to continue to diversify our loan portfolio and income sources. At December 31, 2023, commercial real estate loans amounted to $41.8 million, or 14.8% of total loans, and construction and land loans amounted to $37.5 million, or 13.3% of total loans.

Our commercial real estate loans and construction and land loans have higher credit risk than our residential mortgage loans.

●	Continue to grow core deposits. We consider our core deposits to include statement savings accounts, money market accounts, negotiable orders of withdrawal (NOW) accounts, other savings deposits and checking accounts. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $198.5 million, or 62.6% of total deposits, as of December 31, 2023, compared to $206.7 million, or 69.8% of total deposits, as of December 31, 2022.
●	Continue to manage credit risk to maintain a low level of nonperforming assets. Historically, we have been able to maintain a high level of asset quality. We believe strong asset quality remains a key to our long-term financial success. Our total nonperforming assets to total assets ratio was 0.30% and 0.28% at December 31, 2023 and 2022, respectively. Our strategy for credit risk management continues to focus on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring.
●	Grow organically and through opportunistic acquisitions or branching. We intend to grow our assets organically on a managed basis, and the capital we raised in the offering has enabled us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include acquiring other financial institutions and/or establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices, and the capital we raised in the offering will help us fund any such opportunities that may arise. During 2023, we opened a loan production office in Canton, Texas and opened a full-service branch in Tyler in February of 2024.

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

The following represent our critical accounting policies:

Allowance for Credit Losses. Effective January 1, 2023, the Company adopted Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), referred to as CECL. Upon adoption of CECL, the Company made a one-time cumulative-effect adjustment that decreased retained earnings by $1.0 million. This adjustment was the result of a $1.0 million increase in the allowance for credit losses from $1.8 million at December 31, 2022 to $2.8 million upon adoption of the new CECL methodology on January 1, 2023 and an increase of $254,000 in the allowance for unfunded commitments. The adjustment was primarily a result of incorporating forward looking estimated loss estimates and an allowance for off-balance sheet commitments (unfunded commitments). The allowance for credit losses applies to any financial asset carried at amortized cost, including unfunded commitments. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. The Company uses the weighted average remaining maturity (WARM) method to estimate future expected losses for all of the Company’s loan pools. The allowance for credit losses on loans is a reserve for estimated current expected credit losses on individually evaluated loans determined to be impaired as well as estimated current expected credit losses inherent in the loan portfolio. Actual credit losses, net of recoveries, are deducted from the allowance for credit losses. Loans are charged off when management believes that the uncollectability of the principal is confirmed. Subsequent recoveries, if any, are credited to the allowance for credit losses. A provision for credit losses, which is a charge against earnings, is recorded to bring the allowance for credit losses to a level that, in management’s judgment, is adequate to absorb current expected losses in the loan portfolio. Management’s evaluation process used to determine the appropriateness of the allowance for credit losses is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect current expected credit losses. Because interpretation and analysis involves judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated credit losses and therefore the appropriateness of the allowance for credit losses could change significantly.

The allocation methodology applied by the Company is designed to assess the appropriateness of the allowance for credit losses on loans and includes allocations for specifically identified collateral dependent loans and loss factor allocations for all remaining loans, with a component primarily based on historical peer and Company loss rates, reasonable and supportable forecasts, and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions, reasonable and supportable forecasts, and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allowance for credit losses on loans is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for credit losses on loans was adequate at December 31, 2023. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for credit losses. As a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is the responsibility of the Company and any increase or decrease in the allowance is the responsibility of management.

The allowance for credit losses on unfunded commitments is calculated using the same methodology as loans and considers the funding probability and the amount to be expected to be funded over the life of the commitment.

The Company assesses held to maturity (HTM) securities for credit losses and due to the HTM securities primarily being issued by government-sponsored entities or being highly rated municipals, management concluded that no credit loss should be recognized for these securities for the year ended December 31, 2023.

The CECL standard also requires for credit losses on available for sale (AFS) securities to be recorded through an allowance for credit losses rather a write-down of the individual security. As of December 31, 2023, the Company did not have an allowance for credit losses on AFS securities based upon the decline in fair value being attributable to changes in market interest rates and not credit quality.

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

Texas Community Bancshares files consolidated federal income tax returns with Broadstreet Bank. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. We may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	At December 31,
	2023	2022

	(In thousands)
Selected Financial Condition Data:
Total assets	$452,044	$417,346
Cash and cash equivalents	13,060	8,927
Interest bearing deposits in banks	12,298	2,055
Securities available for sale	93,327	107,153
Securities held to maturity	26,020	27,827
Loans and leases receivable, net	279,932	251,338
Premises and equipment, net	11,609	6,299
Bank owned life insurance	6,238	6,125
Foreclosed assets	162	—
Restricted investments carried at cost	3,909	2,805
Core deposit intangible	265	397
Total deposits	317,241	296,077
Advances from the Federal Home Loan Bank	76,896	62,494
Total shareholders' equity	53,689	55,870

	For the Years Ended December 31,
	2023	2022

	(In thousands)
Selected Operating Data:
Interest income	$18,978	12,566
Interest expense	7,914	2,283
Net interest income	11,064	10,283
Provision for credit losses	356	208
Net interest income after provision for credit losses	10,708	10,075
Noninterest income	352	1,868
Noninterest expense	11,997	9,766
(Loss) income before income taxes	(937)	2,177
Income tax (benefit) expense	(204)	423
Net (loss) income	$(733)	$1,754

	At or For the Years Ended
	December 31,
	2023	2022

Performance Ratios:
Return on average assets	(0.17)%	0.47%
Return on average equity	(1.75)%	4.01%
Interest rate spread (1)	2.27%	2.70%
Net interest margin (2)	2.73%	2.89%
Noninterest expense to average assets	2.79%	2.59%
Efficiency ratio (3)	105.09%	80.37%
Average interest-earning assets to average interest-bearing liabilities	123.43%	130.59%

Capital Ratios:
Average equity to average assets	9.77%	11.61%
Total capital to risk-weighted assets (4)	16.73%	20.09%
Tier 1 capital to risk-weighted assets (4)	15.65%	19.39%
Common equity tier 1 capital to risk-weighted assets (4)	15.65%	19.39%
Tier 1 capital to average assets	10.76%	12.31%

Asset Quality Ratios:
Allowance for credit losses as a percentage of total loans	1.09%	0.69%
Allowance for credit losses as a percentage of nonperforming loans	267.59%	148.60%
Allowance for credit losses as a percentage of nonaccrual loans	340.59%	148.60%
Nonaccrual loans as a percentage of total loans	0.32%	0.47%
Net (charge-offs) recoveries to average outstanding loans during the year	(0.02)%	(0.01)%
Nonperforming loans as a percentage of total loans	0.41%	0.47%
Nonperforming loans as a percentage of total assets	0.26%	0.28%
Total nonperforming assets as a percentage of total assets	0.30%	0.28%

Other Data:
Number of offices	6	6
Number of full-time employees	62	61
Number of part-time employees	5	5
(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expenses divided by the sum of net interest income and noninterest income.
(4)	Update to risk-weighted assets in 2022 due to calculation error.

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Total Assets. Total assets were $452.0 million as of December 31, 2023, an increase of 34.7 million, or 8.3%, when compared to total assets of $417.3 million as of December 31, 2022. The increase was due primarily to an increase in net loans and leases of $28.6 million, or 11.4%, to $279.9 million at December 31, 2023 from $251.3 million at December 31, 2022, an increase in cash and interest bearing deposits in banks of 14.4 million, or 130.9%, to $25.4 million at December 31, 2023 from $11.0 million at December 31, 2022, an increase in net premises and equipment of $5.3 million, or 84.1%, to $11.6 million at December 31, 2023 from $6.3 million at December 31, 2022, and an increase in restricted investments carried at cost, which is primarily FHLB stock, of $1.1 million, or 39.3%, to $3.9 million at December 31, 2023 partially offset by a decrease in securities of $15.6 million, or 11.6% to $119.3 million at December 31, 2023 from $135.0 million at December 31, 2022. Asset growth was funded by increases in deposits of $21.1 million, or 7.1%, to $317.2 million at December 31, 2023 from $296.1 million at December 31, 2022 and increases in FHLB advances of $14.4 million, or 23.0% to $76.9 million at December 31, 2023 from $62.5 million at December 31, 2022. The increase in net premises and equipment was primarily due to the purchase of two building adjacent to the Bank’s main office in Mineola, the purchase of a former bank building in Tyler to house our new Tyler branch office and the construction of the new branch building in Lindale. Both of the new locations were opened by February 2024.

Cash and Cash Equivalents. Total cash and cash equivalents (which includes fed funds sold) increased $4.1 million, or 46.1%, to $13.1 million (including $7.6 million in Fed Funds sold) at December 31, 2023 from $8.9 million (including $2.0 million in Fed Funds sold) at December 31, 2022. This increase was primarily due to a decrease in securities of $15.6 million, or 11.6%, to $119.3 million at December 31, 2023 from $135.0 million at December 31, 2022. The decrease in available for sale (AFS) securities of $13.8 million resulted primarily from sales of $19.8 million in 2023 as part of a repricing and balance sheet restructuring strategy. The proceeds were primarily held in cash and cash equivalents and interest bearing deposits in banks as assets are being restructured. These accounts provided a favorable yield while maintaining a high level of liquidity. The Bank made a strategic decision to hold more liquid funds in 2023 due to economic conditions and liquidity concerns resulting from bank failures in the first quarter of the year and other deposit challenges.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks were $12.3 million at December 31, 2023 compared to $2.1 million as of December 31, 2022, an increase of $10.2 million, or 485.7%. The increase was due primarily to the net decreases in securities of $15.6 million. The Bank utilizes the Qwickrate listing service, which is a resource where banks can purchase and sell Certificates of Deposit (CDs) with other banks, to invest excess funds easily in CDs at a competitive rate. At December 31, 2023, there was $3.2 million in short-term (3-6 months) Qwickrate CDs with other banks.

Securities Available for Sale. Securities available for sale decreased by $13.8 million, or 12.9%, to $93.3 million at December 31, 2023 from $107.2 million at December 31, 2022. The decrease in securities resulted primarily from sales of securities as part of an investment repricing strategy adopted in January 2023 to take advantage of then current market interest rate spreads. In 2023, twenty securities were sold totaling $19.8 million at a loss of $1.7 million in order to reprice the portfolio by purchasing investments yielding higher returns or making loans, including purchases of $10.3 million during the period. During 2023, we had purchases of securities of $10.3 million and received paydowns of $6.2 million. The AFS portfolio is comprised of 26.7% residential mortgage backed securities, 53.4% collateralized mortgage obligations, 14.3% state and municipal securities and 5.6% corporate bonds. Net unrealized losses decreased on the available for sale portfolio by $1.3 million, or 18.6%, to $5.7 million, net of tax, from $7.0 million, net of tax, due primarily to decreases in unrealized losses from changes in market interest rates being partially offset by the realized loss related to the securities sold being removed from the total. Gross unrealized losses on the AFS portfolio consisting of 81 securities decreased from $8.9 million, or 7.7% of the portfolio’s amortized cost of $116.0 million at December 31, 2022, to $7.2 million, or 7.2% of the amortized cost of $100.5 million at December 31, 2023. These unrealized losses are due to increases in market interest rates. The total net unrealized losses as reflected in the other comprehensive losses (AOCI) was further reduced by $94,000 from purchases of derivatives hedged against a portion of the AFS portfolio. The total accumulated other comprehensive losses decreased by $1.4 million to $5.6 million at December 31, 2023 from $7.0 million at December 31, 2022.

Securities Held to Maturity. Securities held to maturity decreased by $1.8 million, or 6.5%, to $26.0 million at December 31, 2023 from $27.8 million at December 31, 2022. This decrease is primarily due to principal repayments of $3.8 million partially offset by a purchase of $2.1 million. The portfolio is comprised of 85.7% residential mortgage backed securities, 7.6% state and municipal securities and 6.7% U.S. government and agency bonds.

Loans and Leases Receivable, Net. Net loans and leases receivable increased $28.6 million, or 11.4%, to $279.9 million at December 31, 2023 from $251.3 million at December 31, 2022, including payment of the last PPP loan of $2,000 bringing the PPP total to zero at December 31, 2023. Loans secured by residential real estate, multifamily and farmland comprise $189.8 million, or 67.1%, of total loans and commercial real estate loans total $41.8 million, or 14.8%, of total loans at December 31, 2023. During the twelve months ended December 31, 2023, loan originations totaled $114.3 million of which $25.6 million were renewals, or refinancings of existing loans with Broadstreet Bank (including interim construction loans converting to a permanent loan), resulting in net originations of $88.7 million. Originations consisted primarily of $29.6 million in one-to-four family residential mortgage loans, $9.1 million in multifamily loans, construction loans of $46.2 million (when fully funded upon completion), $13.5 million in commercial real estate loans, $4.4 million in consumer loans, $6.1 million in commercial and industrial loans, $2.0 million in land & development loans, $2.0 million in farmland loans and $1.4 million in municipal loans. Originated construction loans included $7.1 million in commercial construction, $25.0 million in residential construction loans, including 27 speculative construction home loans of $8.4 million, and four multi-family construction loans totaling $14.1 million. During the year ended December 31, 2023, construction loans (when fully funded upon completion) increased by $307,000, or 0.57%, to $54.3 million at December 31, 2023 from $54.0 million at December 31, 2022. The total construction loan portfolio consisting of 82 loans had funded balances of $31.5 million at December 31, 2023 compared to 98 loans at December 31, 2022 with funded balances of $30.7 million. Construction loans continue to be a large segment of our loan portfolio with the majority of the loans being originated in our primary market. During the year ended December 31, 2023, there were $13.6 million in loan principal paydowns and $68.8 million in loan payoffs.

Deposits. Deposits increased $21.1 million, or 7.1%, to $317.2 million at December 31, 2023 from $296.1 million at December 31, 2022. Core deposits (defined as all deposits other than certificates of deposit) decreased $8.2 million, or 4.0%, to $198.5 million at December 31, 2023 from $206.7 million at December 31, 2022. Retail certificates of deposit increased $29.3 million, or 37.9%, to $106.7 million at December 31, 2023 from $77.4 million at December 31, 2022. At December 31, 2023, there were $12.0 million in brokered deposits. The decrease in core deposits and increase in CDs was primarily the result of the Bank offering a special CD to retain deposits, which resulted in some customers moving funds to the higher yielding time deposit from a transaction account. We increased the rate on money market accounts as part of the retention effort during this time of rising market interest rates and a competitive deposit market. As a result, our average cost of deposits increased 145 basis points, or 231.4%, to 2.08% at December 31, 2023, compared to 0.63% at December 31, 2022. At December 31, 2023, there were 171 accounts with balances in excess of the $250,000 FDIC insurance limit with a total balance of $79.9 million, or 25.2% of deposits. The amount that was over $250,000 was $37.2 million, or 11.8%, that was potentially uninsured, including certificates of deposit of $8.6 million and $28.6 million in checking, MMDA and savings accounts.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank increased by $14.4 million, or 23.0%, to $76.9 million at December 31, 2023 from $62.5 million at December 31, 2022 primarily to fund loan growth and increases in net premises and equipment while keeping a larger amount of cash on hand to mitigate risk primarily related to economic uncertainty and deposit volatility.

Shareholders’ Equity. Total shareholders’ equity decreased $2.2 million, or 3.9%, to $53.7 million at December 31, 2023 from $55.9 million at December 31, 2022. This decrease was primarily due to a $733,000 net loss for the year ended December 31, 2023 resulting primarily from the loss on the sale of securities of $1.4 million, net of tax, and a one-time CECL adjustment (increase in the allowance for credit losses) of $1.0 million, net of tax, for the cumulative effect of a change in accounting principle used to estimate credit losses that was effective on January 1, 2023. The CECL cumulative effect adjustment flowed directly through equity instead of being charged as a provision expense for credit losses through the consolidated statement of operations. The Company also repurchased 174,842 shares of its common stock for a decrease of $2.2 million and paid quarterly dividends totaling $368,000, partially offset by a decrease in the net other comprehensive loss of $1.4 million, an increase in equity of $193,000 for the 2023 funding of the Broadstreet Bank leveraged ESOP with the release of 14,844 additional ESOP shares to participants and $528,000 related to the partial vesting of the 2022 Equity Incentive Plan for the year ended December 31, 2023. At December 31, 2023, the unallocated ESOP contra equity account was $2.2 million.

At December 31, 2023, Broadstreet Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes. At December 31, 2023 a community bank leverage ratio of at least 9.0% is required to be considered “well capitalized” under regulatory requirements. At December 31, 2023, Broadstreet Bank’s community bank leverage ratio was 10.76%.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are included in the computation of average balances. Average yields for loans (excluding PPP loans) include loan fees of $631,000 and $399,000 for the years ended December 31, 2023 and 2022, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Year Ended December 31,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$268,179	$12,842	4.79%	$234,815	$10,074	4.29%
Allowance for credit losses	(2,642)	—	—	(1,641)	—	—
PPP loans	—	—	—%	7	—	—%
Securities	123,494	5,061	4.10%	104,650	2,316	2.21%
Restricted stock	3,096	159	5.14%	2,104	38	1.81%
Interest-bearing deposits in banks	8,787	452	5.14%	4,475	39	0.87%
Federal funds sold	3,661	187	5.11%	10,792	99	0.92%
Financial derivative	559	277	49.55%	—	—	—%
Total interest-earning assets	405,134	18,978	4.68%	355,202	12,566	3.54%
Noninterest-earning assets	24,667			21,628
Total assets	$429,801			$376,830

Interest-bearing liabilities:
Interest-bearing demand deposits	$60,271	247	0.41%	$74,519	264	0.35%
Regular savings and other deposits	55,509	171	0.31%	78,866	277	0.35%
Money market deposits	32,626	1,055	3.23%	13,715	107	0.78%
Certificates of deposit	108,011	3,871	3.58%	71,598	848	1.18%
Total interest-bearing deposits	256,417	5,344	2.08%	238,698	1,496	0.63%
Advances from the Federal Home Loan Bank	71,198	2,561	3.60%	32,822	777	2.37%
Other liabilities	608	9	1.48%	488	10	2.05%
Total interest-bearing liabilities	328,223	7,914	2.41%	272,008	2,283	0.84%
Noninterest-bearing demand deposits	54,943			57,280
Other noninterest-bearing liabilities	4,652			3,805
Total liabilities	387,818			333,093
Total shareholders' equity	41,983			43,737
Total liabilities and shareholders' equity	$429,801			$376,830
Net interest income		$11,064			$10,283
Net interest rate spread (1)			2.27%			2.70%
Net interest-earning assets (2)	$76,911			$83,194
Net interest margin (3)			2.73%			2.89%
Average interest-earning assets to interest-bearing liabilities			123.43%			130.59%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans	$1,431	$1,337	$2,768
Securities	417	2,328	2,745
Restricted stock	18	103	121
Interest-bearing deposits in banks	38	375	413
Federal funds sold and other	(65)	153	88
Derivative	277	—	277
Total interest-earning assets	2,116	4,296	6,412

Interest-bearing liabilities:
Interest-bearing demand deposits	(50)	33	(17)
Regular savings and other deposits	(82)	(24)	(106)
Money market deposits	148	800	948
Certificates of deposit	431	2,592	3,023
Total deposits	447	3,401	3,848
Advances from the Federal Home Loan Bank	908	876	1,784
Other interest-bearing liabilities	2	(3)	(1)
Total interest-bearing liabilities	1,357	4,274	5,631

Change in net interest income	$759	$22	$781

Comparison of Operating Results for the Years Ended December 31, 2023 and December 31, 2022

Net Loss. Net loss was $733,000 for the year ended December 31, 2023, compared to net income of $1.8 million for the year ended December 31, 2022, a decrease of $2.5 million, or 138.9%. The decrease was primarily due to a decrease in noninterest income of $1.5 million, or 78.9%, primarily due to the sale of securities at a loss of $1.7 million, an increase in noninterest expense of $2.2 million, or 22.4%, due primarily to extraordinary items specific to the year ended December 31, 2023 including expenses related to the retirement of the former CEO, benefit plan termination, the Bank name change and expenses related to the new branches, and an increase of $148,000, or 71.2%, in the provision for credit losses. These items were partially offset by an increase of $781,000, or 7.6%, increase in net interest income and a decrease of $627,000, or 148.2%, in income tax expense.

Interest Income. Interest income increased $6.4 million, or 50.8%, to $19.0 million for the year ended December 31, 2023 from $12.6 million at December 31, 2022. This was primarily the result of increased interest income on securities and loans resulting from an increase in the average balance and average yield on both for the year ended December 31, 2023. There was an increase in average interest earning assets of $49.9 million, or 14.0%, to $405.1 million at December 31, 2023 from $355.2 million at December 31, 2022 and an increase of 115 basis points, or 32.4%, in average yield on interest–earning assets from 3.54% at December 31, 2022 to 4.68% at December 31, 2023.

The interest income increase is partially due to an increase in the average balance of securities of $18.9 million, or 18.1%, from $104.6 million, for the year ended December 31, 2022 to $123.5 million for the year ended December 31, 2023 and an increase in the average yield on securities of 189 basis points, or 85.2%, from 2.21% for the year ended December 31, 2022 to 4.10% for the year ended December 31, 2023. The yield increase is reflective of market interest rate increases and the diversification of the securities portfolio to include higher yielding commercial mortgage-backed securities, subordinated bank debt and other bonds that are not tied to conventional residential mortgages. In 2023, the Company sold twenty securities totaling $19.8 million at a loss of $1.7 million as part of a repricing strategy to increase interest income and restructure the portfolio. Interest income on securities increased $2.7 million, or 118.5%, from $2.3 million for the year ended December 31, 2022 to $5.1 million for the year ended December 31, 2023.

Interest income on net loans and leases increased $2.7 million, or 26.7%, to $12.8 million for the year ended December 31, 2023 from $10.1 million for the year ended December 31, 2022 primarily due to an increase of $33.4 million, or 14.2%, in the average balance of the loan portfolio from $234.8 million for the year ended December 31, 2022 to $268.2 million for the year ended December 31, 2023, and an increase of 50 basis points, or 11.6%, in the average yield on loans from 4.29% for the year ended December 31, 2022 to 4.79% for the year ended December 31, 2023. The increased yield on loans is primarily due to increased market rates, increased loan fees and changes in the loan portfolio to include more commercial and other higher-yielding loans for the year ended December 31, 2023 than were originated in 2022.

Dividends on restricted investments including stock in the Federal Home Loan Bank and Texas Independent Bank (TIB) increased $121,000, or 318.4%, from $38,000 for the year ended December 31, 2022 to $159,000 for the year ended December 31, 2023. This increase resulted primarily from an increase in yield of 333 basis points, or 184.4%, from 1.81% for the year ended December 31, 2022 to 5.14% for the year ended December 31, 2023 and an increase in average balance of $1.0 million, or 47.6%, from $2.1 million for the year ended December 31, 2022 to $3.1 million for the year ended December 31, 2023. We were required to purchase $706,000 in FHLB stock to fully secure advance obligations obtained during the period.

Interest income from interest bearing deposits in banks increased $413,000, or 1,059.0%, from $39,000 for the year ended December 31, 2022 to $452,000 for the year ended December 31, 2023, resulting primarily from the increase in average yield of 427 basis points, or 490.2%, from 0.87% for the year ended December 31, 2022 to 5.14% for the year ended December 31, 2023 and an increase in average interest bearing deposits of $4.3 million, or 95.6% from $4.5 million for the year ended December 31, 2022 to $8.8 million for the year ended December 31, 2023. There was also an increase of $88,000 in fed funds interest income for the year ended December 31, 2023 primarily from an increase of 419 basis points, or 456.8%, in average yield on fed funds sold from 0.92% for the year ended December 31, 2022 to 5.11% for the year ended December 31, 2023, partially offset by a $7.1 million, or 65.7%, decrease in average fed funds sold from $10.8 million for the year ended December 31, 2022 to $3.7 million for the year ended December 31, 2023. The fed funds were used to fund asset growth. The increase in yields on deposits in banks and fed funds is reflective of the increase in market interest rates.

Interest income from the fair value hedge was $277,000 for the year ended December 31, 2023. The Company entered into an interest rate swap agreement in the year ended December 31, 2023 to convert a portion of its interest rate exposure from fixed rates to floating rates to help manage the interest rate risk position. Refer to additional detail regarding the fair value hedge in Note 21 – Derivatives of the accompanying consolidated financial statements.

Interest Expense. Interest expense increased $5.6 million, or 243.5%, to $7.9 million for the year ended December 31, 2023 from $2.3 million for the year ended December 31, 2022 due primarily to an increase in the average yield on interest bearing liabilities of 157 basis points, or 187.3%, from 0.84% for the year ended December 31, 2022 to 2.41% for the year ended December 31, 2023 and an increase in the average balance of interest-bearing liabilities of $56.2 million, or 20.7%, from $272.0 million for the year ended December 31, 2022 to $328.2 million for the year ended December 31, 2023 primarily due to an increase in deposit and funding costs. Interest expense on deposit accounts increased $3.8 million, or 257.2%, to $5.3 million for the year ended December 31, 2023 from $1.5 million for the year ended December 31, 2022, due to an increase in the average deposit cost of 145 basis points, or 231.4%, from 0.63% for the year ended December 31, 2022 to 2.08% for the year ended December 31, 2023 and an increase in average interest-bearing deposits of $17.7 million, or 7.4%, from $238.7 million for the year ended December 31, 2022 to $256.4 million for the year ended December 31, 2023, with the increase being in higher yielding certificates of deposit and money market deposits, offset by a decrease in lower cost interest-bearing transaction and savings accounts. Part of the migration to higher yielding accounts resulted from a deposit retention strategy offering a special higher interest rate CD and higher money market rates in order to retain deposits. As rates continued to rise, the Bank continued to be competitive on deposit rates. At December 31, 2023, market rates have leveled off some and the Bank’s deposit rates are starting to decrease.

Interest expense on Federal Home Loan Bank advances increased $1.8 million, 229.6%, to $2.6 million for the year ended December 31, 2023 from $777,000 for the year ended December 31, 2022. This increase was due primarily to the increase in the average balance of Federal Home Loan Bank advances of $38.4 million, or 117.1%, to $71.2 million for the year ended December 31, 2023 from $32.8 million for the year ended December 31, 2022 and an increase in average yield of 123 basis points, or 51.9%, from 2.37% for the year ended December 31, 2022 to 3.60% for the year ended December 31, 2023. The increase in average advances was primarily to fund an investment strategy, loan growth and liquidity. At December 31, 2023, we have lengthened our advances as they have matured and are holding excess liquidity in interest bearing accounts. The Company believed this to be prudent given the uncertainty in the market, including consumer behavior and interest rates, and management concerns about regulatory response and public perceptions in light of the 2023 bank failures.

Net Interest Income. Net interest income increased $781,000, or 7.6%, to $11.1 million for the year ended December 31, 2023 from $10.3 million for the year ended December 31, 2022, primarily due to an increase in interest-earning assets of $49.9 million, or 14.0%, to $405.1 million at December 31, 2023 from $355.2 million at December 31, 2022, partially offset by a decrease in net interest rate spread of 43 basis points, or 15.8%, from 2.70% for the year ended December 31, 2022 to 2.27% for the year ended December 31, 2023. Net interest margin had a 16 basis point decrease to 2.73% for the year ended December 31, 2023 from 2.89% for the year ended December 31, 2022.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses was $356,000 for the year ended December 31, 2023, compared to $208,000 for the year ended December 31, 2022, an increase of $148,000, or 71.2%, primarily due to an increase in loans and leases and the adoption of ASC 326 on January 1, 2023. See the CECL discussion in the accompanying consolidated financial statements for further explanation of the Bank’s transition to the new methodology.

Noninterest Income. Noninterest income decreased $1.5 million, or 78.9%, to $352,000 for the year ended December 31, 2023 from $1.9 million for the year ended December 31, 2022. This decrease is primarily due to a loss on the sale of securities of $1.7 million during the year ended December 31, 2023, partially offset by two income items that were new to the Bank in the year ended December 31, 2023 including an increase of $175,000 in wholesale lending fees to $190,000 for the year ended December 31, 2023 from $15,000 for the year ended December 31, 2022 and $23,000 in rental income on space that was already leased in one of the buildings we purchased in 2023.

Noninterest Expense. Noninterest expense increased $2.2 million, or 22.4%, to $12.0 million for the year ended December 31, 2023 from $9.8 million for the year ended December 31, 2022 primarily due to the increase in salary and employee benefits, occupancy and equipment costs, data processing, technology expenses, contract services, director fees and other expenses.

Salary and employee benefit expenses increased by $1.3 million, or 22.4%, to $7.1 million for the year ended December 31, 2023 from $5.8 million for the year ended December 31, 2022, due primarily to increased expenses of $444,000 for restricted stock awards and options granted under the 2022 Equity Incentive Plan that was approved by stockholders on August 31, 2022. The funding cost increased from $84,000 for the year ended December 31, 2022 to $528,000 for the year ended December 31, 2023 because this was the first year for the majority of the plan to be in existence. There was an extraordinary increase in the deferred incentive plan expense of $664,000, or 241.5%, primarily due to vesting related to participants retiring, reaching retirement age and the termination of the plan as of December 31, 2023. The remaining $192,000 increase was due to normal increases in wages, insurance costs and payroll taxes. Occupancy and equipment expenses increased by $66,000, or 8.6%, primarily due to normal costs related to owning and occupying more property in the year ended December 31, 2023 and normal increases in property taxes. Directors’ fees increased $16,000, or 4.2%, from $383,000 for the year ended December 31, 2022 to $399,000 for the year ended December 31, 2023 due to a reporting change. Data (core) processing expense increased by $89,000, or 10.6%, to $927,000 for the year ended December 31, 2023 from $838,000 for the year ended December 31, 2022 and other technology expenses increased $74,000, or 18.5%, primarily due to increases in the number of users, workstations and accounts, and price increases levied by our core processor and other technology providers. Contract services and other expenses combined increased $715,000, or 44.7%, from $1.6 million for the year ended December 31, 2022 to $2.3 million for the year ended December 31, 2023 including a $58,000 increase in audit and accounting expenses due partially to normal increases and partially to increased complexity and review, a $71,000 increase in FDIC assessments due to an overall increase in the assessment rate, an $88,000 increase in insurance cost due to increases in asset size, property additions and normal risk and rate increases. The Bank had $206,000 in nonrecurring retirement and recruitment expenses related to the retirement of the former CEO. Increases for the year ended December 31, 2023 were primarily related to growth, including branch completion, bank name change, asset size, recruitment and leadership change and price increases in all types of services the Company incurred due to inflationary pressures.

Income Tax Expense. Income tax expense decreased by $627,000, or 148.2%, from a $423,000 expense for the year ended December 31, 2022 to a $204,000 tax benefit for the year ended December 31, 2023 due primarily to the decrease in taxable income. The effective tax rate was 21.77% and 19.43% for the years ended December 31, 2023 and 2022, respectively. The increase in the effective tax rate was primarily due to taxable income increasing at a faster rate than nontaxable income.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
●	maintaining a high level of liquidity;
●	growing our volume of core deposit accounts;
●	managing our investment securities portfolio so as to reduce the average maturity and effective life of the portfolio;
●	continuing to diversify our investment securities portfolio by continuing to add collateralized mortgage obligations (CMOs) and subordinated debt;
●	managing our borrowings from the Federal Home Loan Bank of Dallas;
●	managing our loan services by adding wholesale lending products to continue to offer these services while reducing interest rate risk in the loan portfolio;
●	continuing to diversify our loan portfolio by adding more commercial-related loans, which typically have shorter maturities, adjustable rates, and fee income; and
●	Derivatives.

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

At December 31, 2023
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$9,010	(6.30)%
300	9,223	(4.09)%
200	9,398	(2.27)%
100	9,529	(0.90)%
Level	9,616	—
(100)	9,471	(1.51)%
(200)	9,654	0.40%
(300)	9,806	1.98%
(400)	10,060	4.60%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 2.27% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.40% increase in net interest income.

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

At December 31, 2023
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$32,807	$(11,084)	(25.25)%	8.66%	(154)
300	35,904	(7,987)	(18.20)%	9.20%	(100)
200	38,981	(4,910)	(11.19)%	9.68%	(52)
100	41,780	(2,111)	(4.81)%	10.04%	(16)
Level	43,891	—	—%	10.20%	—
(100)	44,771	880	2.00%	10.06%	(14)
(200)	43,118	(773)	(1.76)%	9.37%	(83)
(300)	37,775	(6,116)	(13.93)%	7.94%	(226)
(400)	35,663	(8,228)	(18.75)%	7.34%	(288)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience an 11.19% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 1.76% decrease in EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Dallas. At December 31, 2023, we had outstanding advances of $76.9 million from the Federal Home Loan Bank of Dallas. At December 31, 2023, we had unused borrowing capacity of $72.6 million with the Federal Home Loan Bank of Dallas. In addition, at December 31, 2023, we had a $10.0 million line of credit with Texas Independent Bankers Bank, and a $5.0 million line of credit with First Horizon Bank. At December 31, 2023, there was no outstanding balance with any of these facilities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents and short-term investments including interest-bearing demand deposits. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the years ended December 31, 2023 and 2022 included as part of the consolidated financial statements appearing elsewhere in this annual report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Broadstreet Bank and it must provide for its own liquidity to pay any dividends to stockholders and for other financial purposes. Its primary source of income is dividends received from Broadstreet Bank. The amount of dividends that Broadstreet Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. At December 31, 2023, Texas Community Bancshares, Inc. (on an unconsolidated basis) had cash and cash equivalents totaling $10.3 million.

Liquidity management and asset quality continue to be high priorities. With continued volatility in the market, recent banking sector events and market interest rate increases, liquidity management and analysis is a key factor in daily asset and liability management and strategic planning. We are monitoring deposit runoff and threats of deposit runoff daily. We have been able to maintain our deposit base through this cycle with some new product offerings and competitive interest rates, which has increased our funding costs. We run stress tests quarterly in multiple scenarios, which include deposit runoff combined with the inability to access our available lines of credit and a reduction in the availability of FHLB advances. The scenarios indicate that we are able to maintain our operational liquidity with a designated buffer with our liquidity resources available. We are closely monitoring our assets, liabilities and equity, including investment portfolio unrealized losses for possible issues and opportunities related to the current economic and market conditions.

We contacted some of our large depositors and had discussions with them regarding how to have FDIC coverage to the fullest legal extent, which is over $250,000 for many depositors depending on the type of account ownership. At December 31, 2023, there were 171 accounts with balances in excess of $250,000 with a total of $79.9 million, or 25.2% of deposits. The amount that was over $250,000 was $37.2 million, or 11.7%, that was potentially uninsured, including certificates of deposit of $8.6 million and $28.6 million in checking, MMDA and savings accounts. We have also been communicating with our depositors in general to help ease any concerns they may have in light of 2023 regional bank failures.

At December 31, 2023, the weighted average life (WAL) of our securities portfolio is 5.2 years. The gross unrealized losses on the AFS securities is $7.2 million, or 7.2% of the $100.5 million AFS portfolio and 12.1% of Tier 1 capital. Unrealized losses on the HTM securities were $2.6 million, or 10.1% of the $26.0 million HTM portfolio and 4.4% of Tier 1 capital. The total gross unrealized losses are $9.8 million, or 7.8% of the $126.5 million securities portfolio and are 16.5% of Tier 1 capital. The securities portfolio includes $60.2 million, or 47.5%, that are agency issued and guaranteed by the U.S. government. These losses are the result of market interest rate increases and we continue to monitor the portfolio for credit and other risks. The net unrealized loss on AFS securities and derivative combined, and the corresponding other comprehensive loss, net of tax, was $5.6 million, or 9.4% of Tier 1 capital. Over the next 24 months from December 31, 2023, we anticipate $43.4 million in incoming cash flow from the securities portfolio with $21.9 million in 2024 and 21.5 million in 2025. See the Securities section of the management discussion and analysis for more information.

At December 31, 2023, the Bank entered into interest rate swap agreements with a total notional amount of $25 million to hedge the risk of changes in the fair value of fixed rate AFS securities for changes in the SOFR benchmark rate. At December 31, 2023, the derivatives were highly effective and offset the unrealized loss on AFS securities by $94,000 bringing the accumulated other comprehensive loss from $5.7 million to $5.6 million.

Our asset quality remains strong. We are being optimistically cautious with our lending and strategic decisions, staying focused on long-term goals and taking advantage of opportunities while being diligent about recognizing and mitigating risk. With the CECL implementation, our allowance for credit losses increased to 1.09% due to the change in methodology. This adds a deeper level of coverage for any losses we may experience. The Bank has raised in-house mortgage rates while continuing to offer secondary market options to moderate loan funding and we have seen a decrease in mortgage demand due to higher market interest rates. We are monitoring housing supply and demand, primarily in our Mineola and Lindale markets where home sales and new home construction have been active, for indicators of a significant changes in the local housing markets. The decrease in mortgage demand has been offset by increases in commercial real estate lending.

We are currently utilizing listed CDs (Qwickrate) with terms of 3-6 months with full FDIC insurance in order to keep funds liquid while also earning a higher return than holding balances in fed funds. We are not currently utilizing the Bank Term Funding Program.

The following are the various liquidity sources we had available at December 31, 2023 that we could use as needed:

●	FHLB borrowing capacity of $72.6 million
●	$15 million in credit lines with 2 correspondent banks
●	Federal Reserve discount window
●	Qwickrate CD Program
●	Brokered deposits

●	The ability to sell securities.
●	The ability to sell a group of loans in the secondary market on an as needed basis
●	The ability to sell some of our BOLI assets

At December 31, 2023, Broadstreet Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 19 of the notes to consolidated financial statements.

Off-Balance Sheet Arrangements

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, unused lines of credit and swap transactions. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2023, we had outstanding commitments to originate loans of $37.4 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2023 totaled $81.8 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the Federal Home Loan Bank of Dallas or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our consolidated financial statements beginning on page F-1 of this annual report.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Shareholders, Board of Directors and Audit Committee

Texas Community Bancshares, Inc. and Subsidiaries

Mineola, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Texas Community Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
March 27, 2024

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

	2023	2022
Assets
Cash and due from banks	$5,412	$6,897
Federal funds sold	7,648	2,030
Cash and cash equivalents	13,060	8,927
Interest bearing deposits in banks	12,298	2,055
Securities available for sale	93,327	107,153
Securities held to maturity (fair values of $23,400 at December 31, 2023 and $24,615 at December 31, 2022)	26,020	27,827
Loans receivable, net of allowance for credit losses of $3,096 at December 31, 2023 and $1,755 at December 31, 2022	279,896	251,274
Net investment in direct financing leases	36	64
Accrued interest receivable	1,728	1,327
Premises and equipment, net	11,609	6,299
Bank-owned life insurance	6,238	6,125
Foreclosed assets	162	—
Restricted investments carried at cost	3,909	2,805
Core deposit intangible	265	397
Deferred income taxes	2,432	2,304
Financial derivative	115	—
Other assets	949	789
	$452,044	$417,346
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$45,538	$45,823
Interest bearing	271,703	250,254
Total deposits	317,241	296,077
Advances from Federal Home Loan Bank (FHLB)	76,896	62,494
Accrued expenses and other liabilities	4,218	2,905
Total liabilities	398,355	361,476
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,350,268 issued and 3,175,426 outstanding at December 31, 2023 and 3,296,843 issued and outstanding at December 31, 2022	34	33
Additional paid in capital	31,671	31,099
Retained earnings	31,972	34,083
Accumulated other comprehensive loss	(5,592)	(6,999)
Unearned Employee Stock Ownership Program (ESOP) shares, at cost	(2,197)	(2,346)
Treasury stock, at cost (174,842 shares at December 31, 2023)	(2,199)	—
Total shareholders' equity	53,689	55,870
	$452,044	$417,346

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

	2023	2022

Interest Income
Loans, including fees	$12,842	$10,074
Debt securities
Taxable	4,871	2,161
Non taxable	190	155
Dividends on restricted investments	159	38
Federal funds sold	187	99
Deposits with banks	452	39
Financial derivative	277	—
Total interest income	18,978	12,566
Interest Expense
Deposits	5,344	1,496
Advances from FHLB	2,561	777
Other	9	10
Total interest expense	7,914	2,283
Net Interest Income	11,064	10,283
Provision for Credit Losses - loans	329	208
Provision for Credit Losses - off-balance sheet credit exposures	27	—
Provision for Credit Losses	356	208
Net Interest Income After Provision for Credit Losses	10,708	10,075
Noninterest Income
Service charges on deposit accounts	686	666
Other service charges and fees	1,206	1,051
Net loss on securities transactions	(1,734)	(29)
Net gain on sale of foreclosed assets	32	42
Net (loss) gain on sale of fixed assets	(1)	6
Net appreciation on bank-owned life insurance	113	105
Other income	50	27
Total noninterest income	352	1,868
Noninterest Expenses
Salaries and employee benefits	7,069	5,798
Occupancy and equipment expense	835	769
Data processing	927	838
Technology expense	473	399
Contract services	289	184
Director fees	399	383
Other expense	2,005	1,395
Total noninterest expense	11,997	9,766
(Loss) Income Before Income Taxes	(937)	2,177
Income Tax (Benefit) Expense	(204)	423
Net (Loss) Income	$(733)	$1,754
(Loss) earnings per share - basic	$(0.24)	$0.58
(Loss) earnings per share - diluted	$(0.24)	$0.58
Weighted-average shares outstanding - basic	3,062,517	3,028,214
Weighted-average shares outstanding - diluted	3,062,517	3,028,214

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

	2023	2022
Net (Loss) Income	$(733)	$1,754

Other items of comprehensive income (loss)
Debt Securities
Net changes in fair value of available for sale securities, before tax	(72)	(8,020)
Reclassification adjustment for realized loss on sale of investment securities included in net (loss) income, before tax	1,734	29
Net changes in fair value of available for sale securities hedged, before tax	119	—
Total other items of comprehensive income (loss), before tax	1,781	(7,991)

Income tax (expense) benefit related to other items of comprehensive income (loss)	(374)	1,678
Total other items of comprehensive income (loss), after tax	1,407	(6,313)

Comprehensive Income (Loss)	$674	$(4,559)

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance at January 1, 2023	$—	$33	$31,099	$34,083	$(6,999)	$(2,346)	$—	$55,870
Cumulative change in accounting principle (adoption of ASC 326)	—	—	—	(1,010)	—	—	—	(1,010)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	—	33	31,099	33,073	(6,999)	(2,346)	—	54,860
Net loss	—	—	—	(733)	—	—	—	(733)
Stock based compensation expense	—	—	528	—	—	—	—	528
Issuance of restricted stock awards	—	1	—	—	—	—	—	1
Other comprehensive income, net of tax	—	—	—	—	1,407	—	—	1,407
Cash dividends declared (at an average of $0.03 per share)	—	—	—	(368)	—	—	—	(368)
ESOP shares earned, 14,844 shares	—	—	44	—	—	149	—	193
Treasury stock purchased, 174,842 shares	—	—	—	—	—	—	(2,199)	(2,199)
Balance at December 31, 2023	$—	$34	$31,671	$31,972	$(5,592)	$(2,197)	$(2,199)	$53,689

Balance at January 1, 2022	$—	$33	$30,932	$32,329	$(686)	$(2,476)	$—	$60,132
Net income	—	—	—	1,754	—	—	—	1,754
Stock based compensation expense	—	—	84	—	—	—	—	84
Other comprehensive loss, net of tax	—	—	—	—	(6,313)	—	—	(6,313)
ESOP shares earned, 13,031 shares	—	—	83	—	—	130	—	213
Balance at December 31, 2022	$—	$33	$31,099	$34,083	$(6,999)	$(2,346)	$—	$55,870

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

	2023	2022
Operating Activities
Net (loss) income	$(733)	$1,754
Adjustments to reconcile net (loss) income to net cash from operating activities
Provision for credit losses - loans	329	208
Provision for credit losses - off-balance sheet credit exposures	27	—
Net (accretion) amortization of securities	(47)	421
Depreciation and amortization	422	431
Net realized loss on sales of securities available for sale	1,734	29
Stock dividends on restricted securities	(49)	(28)
Loss (gain) on sale of fixed assets	1	(6)
Gain on foreclosed assets	(32)	(42)
Appreciation on bank-owned life insurance	(113)	(105)
ESOP compensation expense for allocated shares	193	213
Stock-based compensation	528	84
Deferred income tax	(232)	25
Loss on fair value adjustment of fair value hedges	4	—
Net change in
Accrued interest receivable	(401)	(396)
Other assets	(160)	(174)
Accrued expenses and other liabilities	817	715
Net Cash from Operating Activities	2,288	3,129
Investing Activities
Net change in interest bearing deposits in banks	(10,243)	12,900
Activity in available for sale securities
Purchases	(10,261)	(75,293)
Sales	18,033	10,821
Maturities, prepayments and calls	6,173	5,839
Activity in held to maturity securities
Purchases	(2,139)	—
Maturities, prepayments and calls	3,802	5,694
Purchases of restricted investments	(1,055)	(740)
Loan originations and principal collections, net	(29,891)	(31,312)
Net decrease in net investment in direct financing leases	28	41
Proceeds from sales of OREO and foreclosed assets	—	243
Proceeds from sales of fixed assets	—	16
Purchases of premises and equipment	(5,601)	(393)
Net Cash used for Investing Activities	(31,154)	(72,184)
Financing Activities
Net increase in deposits	21,164	21,144
Advances from FHLB and other borrowings	33,201	192,500
Payments on FHLB and other borrowings	(18,799)	(157,577)
Cash dividends declared and paid	(368)	—
Purchases of treasury stock	(2,199)	—
Net Cash from Financing Activities	32,999	56,067
Net Change in Cash and Cash Equivalents	4,133	(12,988)
Cash and Cash Equivalents at Beginning of Period	8,927	21,915
Cash and Cash Equivalents at End of Period	$13,060	$8,927

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

Note 1 -    Summary of Significant Accounting Policies

General

Texas Community Bancshares, Inc. (the “Company”), a Maryland corporation and registered bank holding company, was incorporated on March 5, 2021, and became the holding company for Broadstreet Bank, SSB (the “Bank”), formerly known as Mineola Community Bank, SSB prior to December 4, 2023, as part of the mutual to stock conversion of the former Mineola Community Mutual Holding Company (“MHC”), which was completed on July 14, 2021. The Company’s shares trade on the NASDAQ under the symbol TCBS. Voting rights in the Company are held and exercised exclusively by the shareholders of the Company.

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

Policies and practices which materially affect the determination of financial position, results of operations and cash flows are summarized as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Broadstreet Bank, SSB and its wholly-owned subsidiary Mineola Financial Service Corporation, which is not actively being utilized. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Significant Group Concentration of Credit Risk

Most of the Company’s activities are with customers located within the Wood, Smith, and Van Zandt County areas and the Dallas Fort Worth Metroplex. Note 3 discusses the types of securities in which the Company invests. Note 4 discusses the types of lending in which the Company engages. Approximately 95% of the loan balance at December 31, 2023 and 2022, is secured by real estate. The Company does not have any other significant concentrations to any one industry or customer.

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), effective January 1, 2023. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available-for-sale securities was not deemed necessary.

The following table illustrates the impact of the adoption of ASC 326:

	As Reported under ASC 326	Pre ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses on loans	$2,780	$1,755	$1,025

Liabilities:
Allowance for credit losses on OBS credit exposures (included in other liabilities)	254	—	254

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, effective January 1, 2023. The additional disclosures are included in Note 4 – Loans and Leases on a prospective basis and include loan modifications where the contractual payment terms of the borrower’s loan agreement were modified through a refinancing or restructuring. Modifications that do not impact the contractual payment terms, such as covenant waivers, insignificant payment deferrals, and any modifications made to loans carried at fair value are not included in the disclosures.

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

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

demonstrated performance prior to the modification, and payment in full under the modified terms is expected. Otherwise, the loan is placed on nonaccrual status and reported as nonperforming until there is sustained repayment performance for a reasonable period, which is generally at least six consecutive months.

Prior to the adoption of ASC 326, when the Company restructured a loan to a borrower that was experiencing financial difficulty and granted a concession that it would not otherwise consider, a “troubled debt restructuring” (“TDR”) results and the Bank classified the loan as a TDR.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and federal funds sold, all of which mature within ninety days.

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. As of December 31, 2023 and 2022, the Company was not required to maintain any amounts in excess of required reserves.

Balances in transaction accounts at other financial institutions may exceed amounts covered by federal deposit insurance. Management regularly evaluates the credit risk associated with other financial institutions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents. At December 31, 2023 and 2022, the Company had $11,603 and $1,750, respectively, that exceeded amounts covered by federal deposit insurance.

Interest Bearing Deposits in Banks

Interest bearing deposits in banks mature within three to six months and are carried at cost.

Debt Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Debt securities not classified as held to maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Held to Maturity Securities

Beginning January 1, 2023, the Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326. The Company first assesses whether it intends to sell or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.

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

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

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

For the year ended December 31, 2023, the Company determined no provision for credit losses on securities was necessary.

Restricted Investments Carried at Cost

The Company’s primary restricted investment is Federal Home Loan Bank stock carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Company may request redemption at par value of any stock in excess of the amount it is required to hold. Stock redemptions are made at the discretion of FHLB. Due to requirements for additional advances, there were purchases of $706 and dividend reinvestments of $150 for the year ended December 31, 2023, and there were purchases and dividend reinvestments of $583 and $28, respectively, for the year ended December 31, 2022. Both cash and stock dividends are reported as income. There were no sales during 2023 or 2022. Additionally, the Company periodically evaluates FHLB stock for impairment. As of December 31, 2023 or 2022, no impairment charges were recorded.

Other restricted investments are carried at cost. Any changes to the cost basis of these investments are recorded in the consolidated statements of operations.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off which are measured at historical cost are generally reported at their outstanding unpaid principal balances net of any unearned income, charge-offs, and unamortized deferred fees and costs on originated loans. Interest income is accrued on the unpaid principal balance. The deferral of all loan origination fees and origination costs is quantified annually. In 2023 and 2022, management determined the deferral of these fees and costs to be immaterial to the consolidated financial statements. Unearned income is amortized to interest income using a level yield methodology. Accrued interest receivable on loans totaled $1,127 as of December 31, 2023, and was reported in accrued interest receivable on the consolidated statement of financial condition and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance.

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

December 31, 2023 and 2022

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

Prior to the adoption of ASU 2016-13, the allowance for credit losses on loans was established through a provision for loan losses charged to expense, which represented management’s best estimate of inherent losses that had been incurred within the existing portfolio of loans.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its expected life. Estimates are influenced by historical losses, economic conditions and reasonable and supportable forecasts described in the preceding section for the allowance for credit losses on loans receivable.

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

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

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

Wholesale Lending

The Company has entered into a wholesale lending agreement with a wholesale lender and correspondent bank, TIB. The Company facilitates the loan application process and interacts with the customer while the wholesale lender underwrites, funds, closes and services the loan. The Company receives a fee from the wholesale lender at closing for the services provided which is included in noninterest income.

Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Derivative Loan Commitments

Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance (FASB ASC 815, Derivatives and Hedging). Loan commitments that are derivatives are recognized at fair value on the consolidated statements of financial condition in other assets and other liabilities with changes in their fair values recorded in noninterest income.

Forward Loan Sale Commitments

The Company evaluates all loan sales agreements to determine whether they meet the definition of a derivative under FASB ASC 815 as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company uses "best efforts" forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Accordingly, forward loan sale commitments are recognized at fair value on the consolidated statements of financial condition in other assets and liabilities with changes in their fair values recorded in other noninterest income.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

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

Cash Surrender Value of Bank-owned Life Insurance

Life insurance policies are initially recorded at cost at the date of purchase. Subsequent to purchase, the policies are periodically adjusted for changes in cash surrender value. The adjustment to cash surrender value increases or decreases the carrying value of the policies and is recorded as income or expense on the consolidated statements of operations.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated costs to sell at the date of foreclosure. All write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. After foreclosure, property held for sale is carried at the lower of the new cost basis or estimated fair value less costs to sell.

Impairment losses on property to be held and used are measured at the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs related to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to earnings, if necessary, to reduce the carrying value of the property to the lower of its cost or fair value less costs to sell.

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

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

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

Operating lease expense consists of a single lease cost allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use asset. Rent expense and variable lease expense are included in occupancy and equipment expense on the Company's consolidated statements of operations.

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

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not some portion or all of a deferred tax asset will not be realized. The Company recognizes interest accrued on and penalties related to unrecognized tax benefits in tax expense.

During the years ended December 31, 2023 and 2022, the Company recognized no interest and penalties. Based on management’s analysis, the Company did not have any uncertain tax positions at December 31, 2023 and 2022.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Texas.

Treasury Stock

Treasury stock is accounted for using the cost method and consists of 174,842 shares at December 31, 2023. The Company had no treasury shares at December 31, 2022.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2023 and 2022 amounted to $75 and $50, respectively.

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

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

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

At the inception of a derivative contract, the Company designates the derivatives as one of the three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivate, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income (loss) and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives not designated or that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

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

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the statement of financial condition or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income (loss) are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net (loss) income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on securities available-for-sale.

Stock Incentive Plan

Compensation cost is recognized for stock options and restricted stock awards issued to directors and executive management, based on the fair value of these awards at the date of the grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of the grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying financial statements to maintain consistency between periods presented. The reclassifications had no impact on net income or shareholders' equity.

Subsequent Events

Management has evaluated subsequent events through March 27, 2024, which was the date the accompanying consolidated financial statements were issued.

On January 16, 2024, the Bank opened the Lindale branch in a new building and on February 5, 2024, the Bank opened a new branch in Tyler.

On February 28, 2024, the Company declared a quarterly cash dividend of $0.04 per share of common stock. The dividend will be payable on or about March 28, 2024 to stockholders of record as of the close of business on March 14, 2024.

On February 28, 2024, the Company issued stock-based compensation to a member of management for a total of 23,455 shares of restricted stock and 58,639 restricted stock options. The same number of awards had been forfeited in 2023.

On March 15, 2024, the Company sold 36 real estate loans with an amortized cost basis of $7,530 at a loss of $1,008 as part of a balance sheet restructuring strategy to replace these loans with higher yielding assets with a shorter weighted average life.

Subsequent to December 31, 2023 and through March 27, 2024, we purchased 11,000 shares of common stock at an average price of $14.03 pursuant to the Stock Repurchase Plan.

Note 2 -    Earnings Per Share

Basic earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period, including allocated and committed-to-be-released ESOP shares and restricted stock awards granted on August 31, 2022 and February 28, 2023, during the applicable period. Diluted earnings per share is

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Year Ended
	December 31,
	2023	2022
Net (Loss) Income	$(733)	$1,754

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	3,293,752	3,270,823
Less: average unearned ESOP shares	(231,235)	(242,609)
Weighted average shares outstanding for basic earnings per share	3,062,517	3,028,214

Additional dilutive shares	—	—

Weighted average shares outstanding for dilutive earnings per share	3,062,517	3,028,214

Basic and dilutive earnings (loss) per share	$(0.24)	$0.58

Nonvested restricted stock awards for 84,697 and 39,084 shares of common stock were not considered in computing diluted earnings per share for 2023 and 2022, respectively, because they were antidilutive. Stock options for 211,747 and 97,728 shares of common stock were not considered in computing diluted earnings per share for 2023 and 2022, because they were nonvested. Stock options for 19,546 shares of common stock have vested, however, were not considered in computing diluted earnings per share for 2023, because they were antidilutive.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

Note 3 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$26,379	$—	$(1,454)	$24,925
Collateralized mortgage obligations	52,426	31	(2,578)	49,879
State and municipal	15,220	—	(1,870)	13,350
Corporate bonds	6,500	—	(1,327)	5,173
Total securities available for sale	$100,525	$31	$(7,229)	$93,327

Held to Maturity
Debt Securities:
Residential mortgage-backed	$22,301	$—	$(2,584)	$19,717
State and municipal	1,985	—	(35)	1,950
U.S. Government and agency	1,734	—	(1)	1,733
Total securities held to maturity	$26,020	$—	$(2,620)	$23,400

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$25,573	$—	$(1,815)	$23,758
Collateralized mortgage obligations	52,134	584	(2,474)	50,244
State and municipal	16,387	—	(2,606)	13,781
Corporate bonds	5,750	—	(935)	4,815
U.S. Government and agency	16,169	—	(1,614)	14,555
Total securities available for sale	$116,013	$584	$(9,444)	$107,153

Held to Maturity
Debt Securities:
Residential mortgage-backed	$25,817	$—	$(3,132)	$22,685
State and municipal	2,010	—	(80)	1,930
Total securities held to maturity	$27,827	$—	$(3,212)	$24,615

During the years ended December 31, 2023 and 2022, the Company had sales of available for sale securities with an amortized cost basis of $19,767 with a loss of $1,734 and $10,821 with a loss of $29, respectively.

At December 31, 2023 and 2022, securities with a fair value of $14,152 and $3,162, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2023, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$395	$395
Due from one to five years	2,106	1,913	365	365
Due in five to ten years	13,130	11,324	1,868	1,856
After ten years	6,484	5,286	1,091	1,067
Residential mortgage-backed	26,379	24,925	22,301	19,717
Collateralized mortgage obligations	52,426	49,879	—	—
Total	$100,525	$93,327	$26,020	$23,400

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2023
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (4,85)	$9,486	$(46)	$35,156	$(3,992)
Collateralized mortgage obligations (5,20)	12,909	(207)	31,793	(2,371)
State and municipal (4,16)	1,718	(2)	13,582	(1,903)
Corporate bonds (0,12)	—	—	4,423	(1,327)
U.S. Government and agency (1,0)	1,733	(1)	—	—
Total	$25,846	$(256)	$84,954	$(9,593)

	December 31, 2022
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (66,21)	$16,889	$(1,253)	$21,888	$(3,694)
Collateralized mortgage obligations (11,5)	22,133	(797)	8,790	(1,677)
State and municipal (15,9)	8,638	(1,267)	7,073	(1,419)
Corporate bonds (10,2)	3,963	(787)	852	(148)
U.S. Government and agency (1,13)	2,809	(181)	11,746	(1,433)
Total	$54,432	$(4,285)	$50,349	$(8,371)

At December 31, 2023, the Company had investment securities with approximately $9,593 in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the market depreciation was primarily the change in market interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 12.4% of the principal balance from the Company’s investment portfolio will mature and be repaid to the Company within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

The Company monitors credit quality of debt securities held to maturity through the use of credit rating. The Company monitors the credit rating on a continual basis. The following table summarizes bond ratings for the Company’s held to maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of December 31, 2023:

	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$22,301	$1,851	$1,734
Baa2	—	134	—

	$22,301	1,985	$1,734

As of December 31, 2023 there were no securities held to maturity on nonaccrual or past due.

Mortgage-backed Securities and Collateralized Mortgage Obligations

The unrealized losses on the Company's investment in mortgage-backed securities and collateralized mortgage obligations were caused by interest rate increases and increases in prepayment speeds. The Company purchased these investments at a discount relative to its face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and prepayment speeds and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity. The unrealized losses on the Company’s investment in mortgage-backed securities have not been recognized into income and no allowance for credit losses established at December 31, 2023.

U.S. Government and Agency

The unrealized losses on the Company's investment in U.S. Government and agency securities have not been recognized into income and no allowance for credit losses established because the bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to increases in interest rates and not credit quality and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at December 31, 2023.

Municipal Securities and Corporate Bonds

The unrealized losses on the Company's investment in municipal securities and corporate bonds have not been recognized into income and no allowance for credit losses established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to increases in interest rates and not credit quality and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at December 31, 2023.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

Other-than-temporary Impairment

Prior to the adoption of ASC 326, management evaluated securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) evaluation by the Company of (a) its intent to sell a debt security prior to recovery and (b) whether it is more likely than not the Company will have to sell the debt security prior to recovery. As of December 31, 2022, no investment securities were other-than-temporarily impaired.

Note 4 -    Loans and Leases

A summary of the balances of loans and leases follows:

	December 31,	December 31,
	2023	2022
Real estate
Construction and land	$37,526	$36,257
Farmland	8,317	7,558
1-4 Residential and multi-family	181,464	162,785
Commercial Real Estate	41,788	33,678
Total real estate	269,095	240,278
Agriculture	150	189
Commercial	6,900	7,031
Consumer and other	6,883	5,595
Subtotal	283,028	253,093
Less allowance for credit losses	(3,096)	(1,755)
Loans and leases, net	$279,932	$251,338

Direct financing leases of $36 and $64 are included in consumer and other loans at December 31, 2023 and 2022, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

The following table set forth information regarding the activity in the allowance for credit losses for the year ended December 31, 2023:

	December 31, 2023
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Consumer and other	Total
Beginning balance prior to adoption of ASC 326	$262	$31	$812	$227	$1	$359	$63	$1,755
Impact of adopting ASC 326 on January 1, 2023	92	28	677	133	2	61	$32	1,025
Provision for credit losses	24	7	132	122	(1)	21	24	329
Overage from off-balance sheet credit exposures	—	—	—	—	—	—	53	53
Loans charged-off	—	—	—	—	—	—	(75)	(75)
Recoveries	—	—	—	—	—	—	9	9
Balance, December 31, 2023	$378	$66	$1,621	$482	$2	$441	$106	$3,096

Balance, December 31, 2023 allocated to loans and leases individually evaluated	$17	$4	$23	$12	$—	$348	$4	$408

Balance, December 31, 2023 allocated to loans and leases collectively evaluated	$361	$62	$1,598	$470	$2	$93	$102	$2,688

Loans and leases receivable:
Balance, December 31, 2023 loans and leases individually evaluated	$962	$155	$1,432	$492	$—	$1,401	$14	$4,456
Balance, December 31, 2023 loans and leases collectively evaluated	36,564	8,162	180,032	41,296	150	5,499	6,869	278,572
Balance, December 31, 2023	$37,526	$8,317	$181,464	$41,788	$150	$6,900	$6,883	$283,028

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

The following tables present the balances and activity in the allowance for credit losses as of and for the year ended December 31, 2022, and the allowance for credit losses and recorded investment in loans receivable based on portfolio segment by impairment method as of December 31, 2022. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	December 31, 2022
				Consumer
	Real Estate	Agriculture	Commercial	and Other	Total
Allowance for credit losses:
Balance, January 1, 2022	$1,178	$1	$357	$56	$1,592
Charge-offs	—	—	—	(58)	(58)
Recoveries	—	—	—	13	13
Provision	154	—	2	52	208
Balance, December 31, 2022	$1,332	$1	$359	$63	$1,755

	December 31, 2022
				Consumer
Allowance for credit losses:	Real Estate	Agriculture	Commercial	and Other	Total
Balance, December 31, 2022 allocated to loans and leases individually evaluated for impairment	$—	$—	$300	$—	$300
Balance, December 31, 2022 allocated to loans and leases collectively evaluated for impairment	$1,332	$1	$59	$63	$1,455
Loans and leases receivable:
Balance, December 31, 2022 loans and leases individually evaluated for impairment	$945	$—	$531	$—	$1,476
Balance, December 31, 2022 loans and leases collectively evaluated for impairment	239,333	189	6,500	5,595	251,617
Balance, December 31, 2022	$240,278	$189	$7,031	$5,595	$253,093

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of December 31, 2023:

	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$—	$—	$—
Farmland		—	—
1‑4 Residential & multi-family	497	—	—
Commercial real estate	61	—	22
Agriculture	—	—	—
Commercial	6	345	8
Consumer and other	—	—	—
Total	$564	$345	$30

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

The following table sets forth information regarding the nonaccrual status within the loan portfolio as of December 31, 2022.

Nonaccrual
Real estate
Construction and land	$—
Farmland	165
1‑4 Residential & multi-family	548
Commercial real estate	70
Agriculture	—
Commercial	398
Consumer and other	—
Total	$1,181

The Company did not recognize any interest income on nonaccrual loans during the years ended December 31, 2023 or 2022.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2023:

	Real Estate		Accounts Receivable and Inventory	Other
Real estate
Farmland	$		$—	$—
1-4 Residential & multi-family		645	—	—
Commercial real estate		61	—	—
Commercial		—	445	6
Total		$706	$445	$6

The Company had $1,157 in collateral-dependent loans as of December 31, 2023.

Prior to adoption of ASC 326, a loan was considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in accordance with ASC 310-20-5.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Internal Risk Categories

A loan is considered collateral-dependent when based on current information and events; it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans (nonaccrual loans), loans performing but with deterioration that leads to doubt regarding collectability.

These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral-dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the fair value of the underlying collateral less estimated costs to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

The Company monitors credit quality within its portfolio segments based on primary credit quality indicators. All of the Company’s loans and leases are evaluated using pass rated or reservable criticized as the primary credit quality indicator.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes were made during the year ended December 31, 2022.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

Based on the most recent analysis performed, the risk category of loans by class of loans as of December 31, 2023 and gross charge-offs for the year ended are as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Construction and land
Risk rating
Pass	$20,695	$12,821	$652	$867	$263	$1,266	$36,564
Special mention	—	647	—	—	—	—	647
Substandard	—	—	315	—	—	—	315
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$20,695	$13,468	$967	$867	$263	$1,266	$37,526

Farmland
Risk rating
Pass	$1,937	$2,275	$1,124	$502	$794	$1,530	$8,162
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	155	—	155
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$1,937	$2,275	$1,124	$502	$949	$1,530	$8,317

1-4 Residential & multi-family
Risk rating
Pass	$37,344	$28,374	$34,680	$44,761	$9,917	$24,956	$180,032
Special mention	—	—	—	—	—	108	108
Substandard	44	—	—	—	364	916	1,324
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$37,388	$28,374	$34,680	$44,761	$10,281	$25,980	$181,464

Commercial real estate
Risk rating
Pass	$13,226	$5,686	$7,253	$3,178	$6,926	$5,027	$41,296
Special mention	—	—	—	—	22	—	22
Substandard	—	—	—	—	—	470	470
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$13,226	$5,686	$7,253	$3,178	$6,948	$5,497	$41,788

Agriculture
Risk rating
Pass	$74	$10	$66	$—	$—	$—	$150
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$74	$10	$66	$—	$—	$—	$150

Commercial
Risk rating
Pass	$3,387	$844	$357	$341	$274	$297	$5,500
Special mention	—	—	—	—	—	—	—
Substandard	100	1	954	75	270	—	1,400
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$3,487	$845	$1,311	$416	$544	$297	$6,900

Consumer and other
Risk rating
Pass	$4,518	$1,128	$1,127	$88	$—	$8	$6,869
Special mention	7	—	1	3	—	—	11
Substandard	3	—	—	—	—	—	3
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$4,528	$1,128	$1,128	$91	$—	$8	$6,883
Current period gross charge-offs	$37	$25	$6	$7	$—	$—	$75

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which is subsequently presented. The following table presents the amortized cost of performing and nonperforming loans as of December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Construction and land
Performing	$20,695	$13,468	$967	$867	$263	$1,266	$37,526
Nonperforming	—	—	—	—	—	—	—
	$20,695	$13,468	$967	$867	$263	$1,266	$37,526

Farmland
Performing	$1,937	$2,275	$1,124	$502	$949	$1,530	$8,317
Nonperforming	—	—	—	—	—	—	—
	$1,937	$2,275	$1,124	$502	$949	$1,530	$8,317

1-4 Residential & multi-family
Performing	$37,388	$28,374	$34,680	$44,761	$10,101	$25,515	$180,819
Nonperforming	—	—	—	—	180	465	645
	$37,388	$28,374	$34,680	$44,761	$10,281	$25,980	$181,464

Commercial real estate
Performing	$13,226	$5,686	$7,253	$3,178	$6,948	$5,436	$41,727
Nonperforming	—	—	—	—	—	61	61
	$13,226	$5,686	$7,253	$3,178	$6,948	$5,497	$41,788

Agriculture
Performing	$74	$10	$66	$—	$—	$—	$150
Nonperforming	—	—	—	—	—	—	—
	$74	$10	$66	$—	$—	$—	$150

Commercial
Performing	$3,387	$845	$1,305	$341	$274	$297	$6,449
Nonperforming	100	—	6	75	270	—	451
	$3,487	$845	$1,311	$416	$544	$297	$6,900

Consumer and other
Performing	$4,528	$1,128	$1,128	$91	$—	$8	$6,883
Nonperforming	—	—	—	—	—	—	—
	$4,528	$1,128	$1,128	$91	$—	$8	$6,883

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

The following table sets forth information regarding the credit risk profile based on payment activity of the loan and lease portfolio at December 31, 2022:

	December 31, 2022
	Performing	Non- performing	Total
Real estate
Construction and land	$36,257	$—	$36,257
Farmland	7,393	165	7,558
1‑4 Residential & multi-family	162,237	548	162,785
Commercial real estate	33,608	70	33,678
Agriculture	189	—	189
Commercial	6,633	398	7,031
Consumer and other	5,595	—	5,595
Total	$251,912	$1,181	$253,093

The following is an aging analysis for loans as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$808	$1,153	$—	$1,961	$35,565	$37,526
Farmland	—	—	—	—	8,317	8,317
1‑4 Residential & multi-family	344	271	137	752	180,712	181,464
Commercial real estate	—	410	22	432	41,356	41,788
Agriculture	—	—	—	—	150	150
Commercial	—	—	8	8	6,892	6,900
Consumer and other	—	—	—	—	6,883	6,883
Total	$1,152	$1,834	$167	$3,153	$279,875	$283,028

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

	December 31, 2022
						Recorded
		90 Days				Investment
	30‑89 Days	and	Total		Total	> 90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
Real estate
Construction and land	$930	$—	$930	$35,327	$36,257	$—
Farmland	162	165	327	7,231	7,558	—
1‑4 Residential & multi-family	1,215	348	1,563	161,222	162,785	—
Commercial real estate	126	—	126	33,552	33,678	—
Agriculture	—	—	—	189	189	—
Commercial	—	2	2	7,029	7,031	1
Consumer and other	10	—	10	5,585	5,595	—
Total	$2,443	$515	$2,958	$250,135	$253,093	$1

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the years ended December 31, 2023 and 2022.

The following table presents interest income recognized on loans that are collateral-dependent and individually reviewed for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Real estate
1-4 Residential & multi-family	$6	$8
Commercial real estate	—	13
Commercial	12	2
	$18	$23

During the year ended December 31, 2023, there were no modifications of loans to borrowers in financial difficulty. During the year ended December 31, 2022, there were no modifications resulting in troubled debt restructurings.

There have been no modification to borrowers with financial difficulty in the past 12 months that subsequently defaulted. The Company has no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

At December 31, 2022, the Company had a recorded investment of $364, of modifications of loans to borrowers in financial difficulty and $323 at December 31, 2023. The Company has no current commitments to loan additional funds to the borrowers whose loans have been modified.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

	December 31,
	2023	2022
Total minimum lease payments to be received	$64	$70
Less interest income	(28)	(6)
Net investment in direct financing lease	$36	$64

At December 31, 2023, the scheduled financing lease payments are as follows:

2024	$13
2025	13
2026	10
$36

Note 6 - Loan Servicing

Mortgage loans serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans are summarized as follows:

	December 31,
	2023	2022
Mortgage loan portfolio serviced for FHLMC	$969	$1,025

Note 7 -    Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2023	2022
Land	$2,608	$1,351
Buildings and improvements	7,740	7,930
Construction in Progress	4,060	3
Furniture, fixtures and equipment	3,083	2,610
	17,491	11,894
Accumulated depreciation	(5,882)	(5,595)
Total	$11,609	$6,299

Depreciation expense for the years ended December 31, 2023 and 2022, amounted to $290 and $299, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Total right-of-use assets and lease liabilities at December 31, 2023 and 2022 were as follows:

		December 31,
	Statement of Financial Condition Classification	2023	2022
Right-of-use assets:
Operating leases	Other assets	$355	$416

Lease Liabilities:
Operating lease liabilities	Accrued expenses and other liabilities	$355	$416

Total lease costs for the years ended December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Operating lease cost	$216	$72

The future minimum lease payments under noncancelable operating leases with terms greater than one year at December 31, 2023 are as follows:

Operating Leases
2024	$71
2025	75
2026	72
2027	60
2028	60
Thereafter	45
Total undiscounted lease payments	383
Less: imputed interest	(28)
Net lease liabilities	$355

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

Supplement Lease Information

	December 31,
	2023	2022
Weighted-average remaining lease term
Operating leases	5.41 Years	6.35 Years

Weighted-average discount rate
Operating leases	2.79%	2.60%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$210	$72

Note 9 -    Deposits

The aggregate amount of time deposits meeting or exceeding FDIC limits of $250 or more at December 31, 2023 and 2022, was $26,375 and $17,894, respectively. Deposits include $12,000 of callable brokered deposits issued as part of an investment strategy that are fully insured with $6,000 maturing in 2025 and $6,000 maturing in 2027. At December 31, 2023, the scheduled maturities of time deposits are as follows:

2024	$81,755
2025	21,655
2026	6,584
2027	7,370
2028	1,331
Total	$118,695

Note 10 -    Advances from Federal Home Loan Bank

The Company had outstanding advances from Federal Home Loan Bank totaling $76,896 and $62,494 at December 31, 2023 and 2022, respectively. Such advances had a weighted average interest rate of 3.63% and 3.40% at December 31, 2023 and 2022, respectively. Scheduled maturities of the advances, which are subject to restrictions or penalties in the event of prepayment at December 31, 2023 are as follows:

2024	$15,757
2025	4,666
2026	23,000
2027	3,948
2028	29,525
Total	$76,896

Under these agreements, the Company had unused lines of credit amounting to $72,578 at December 31, 2023. Pursuant to a blanket collateral agreement with the FHLB, advances were secured by all stock and deposit accounts with the FHLB, mortgage collateral, securities collateral, and other collateral. $3,558 and $4,528 of securities were specifically pledged as of December 31, 2023 and 2022, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

Note 11 -    Income Taxes

Allocation of income taxes between current and deferred portions is as follows:

	Years ended December 31,
	2023	2022

Current federal income tax expense	$23	$398
Current state income tax expense	5	—
Deferred federal income tax (benefit) expense	(272)	7
Deferred state income tax expense	40	18

Total provision	$(204)	$423

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate during the years ended December 31, 2023 and 2022, is as follows:

	2023	2022

Income tax expense at the statutory rate	21.00%	21.00%
State income taxes	(4.95)	0.81
Nontaxable earnings	8.48	(2.77)
Nondeductible expenses	(3.67)	0.41
Other	0.91	(0.04)

Total provision	21.77%	19.41%

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

The components of the net deferred tax asset are as follows:

	December 31,
	2023	2022
Deferred tax assets
Allowance for credit losses	$698	$368
Intangible assets	74	59
Deferred compensation	319	191
State income tax credit	30	62
Stock options and restricted stock awards	108	18
Charitable contribution credit	73	73
Unrealized loss on securities available for sale	1,486	1,860

	2,788	2,631
Deferred tax liabilities
Depreciable assets	(105)	(116)
Accrual to cash	(171)	(166)
Mortgage servicing rights	(1)	(1)
Other	(79)	(44)

	(356)	(327)

Net deferred tax asset	$2,432	$2,304

No valuation allowance for deferred tax assets was recorded as of December 31, 2023 and 2022, as management believes the amounts representing future deferred tax benefits will more likely than not be recognized since the Company is expected to have sufficient taxable income of an appropriate character within the carryback and carryforward periods as permitted by the tax law to allow for utilization of the future deductible amounts.

Retained earnings at December 31, 2023 and 2022, includes $2,663 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was $559 at December 31, 2023 and 2022.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

At December 31, 2023 and 2022, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	December 31, 2023	December 31, 2022
Commitments to extend credit	$37,394	$43,327

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

The Company is party to an agreement with the Federal Reserve Bank of Boston that provides the Company with a federal funds line of credit in an amount tied to securities on deposit with that bank. The Company pays no fees for this line of credit and has not drawn upon it. The Company is party to agreements with its correspondent banks that provide the Company with up to $15,000 federal funds lines of credit to support overnight funding needs. The Company pays no fees for the lines of credit and has not drawn upon them. One line renews annually and the other lines are in effect until either party changes the terms of the agreement.

At December 31, 2023, the Company had no commitments to purchase securities.

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

Note 14 -    Employee Benefit Plan

The Company sponsors a defined contribution 401(k) retirement plan covering substantially all of its employees. The plan provides for the Company to match employees’ contributions up to five percent of an employee’s annual salary. In addition, the Company offers a profit-sharing component to the 401(k) plan under which the Company may contribute an equal amount to the account of each employee. The amount of the profit-sharing contribution is discretionary and determined annually by the board of directors. The employees are 100% vested after six years of service. Prior to full vesting, the employees are vested from 20% to 80% depending on the length of service. The Company’s contributions for the years ended December 31, 2023 and 2022, were $184 and $182, respectively.

The Company has a deferred compensation plan with a member of its board of directors that permits that director to defer a portion of his compensation and earn a guaranteed interest rate on the deferred amounts. The portion of the director’s compensation that is deferred has been accrued and the only other expense related to this plan is the interest on the deferred amounts. Interest expense during the years ended December 31, 2023 and 2022, included $10 related to this plan. The Company has included $175 and $184 of deferred compensation payable at December 31, 2023 and 2022, respectively, which is included in accrued expenses and other liabilities.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

To fund this plan, the Company has purchased a corporate-owned whole-life insurance contract on the director. The Company has included $126 and $121 in bank-owned life insurance at December 31, 2023 and 2022, respectively, which represents the cash surrender value of this policy.

Effective January 1, 2013, the Company adopted a deferred compensation incentive plan for five key employees. In 2019 and 2020, three employees were added to the plan. In 2022, two employees were added to the plan and one employee was removed from the plan, for a total of nine employees. The plan provides for an individually agreed upon percentage of net income for the plan year to be deferred and vested over five years. The deferred compensation will earn interest over the vesting period. The vested benefit is to be paid within 90 days of the end of each plan year. The plan will continue each year unless terminated by the Company prior to the beginning of each plan year. The Company recorded compensation expense related to this program in the amount of $939 and $275 for the years ended December 31, 2023 and 2022, respectively. The plan has been accelerated to fully vest all participants on December 31, 2023. The benefits, totaling $435, that had not been previously deferred will be paid out to the participants in 2025. Deferrals from prior years totaling $561 will be paid out in years 2026-2029. Going forward, the only expense related to the plan will be interest expense on the balance being held in the plan until the designated pay date. An accrual of $1,189 and $596 for December 31, 2023 and 2022, respectively, is included in accrued expenses and other liabilities.

To partially fund benefit plans, Broadstreet Bank maintains the Broadstreet Bank Split Dollar Life Insurance Plan, which consists of thirteen life insurance policies on ten current, two retired officers and one former officer. The executive has the right to designate a beneficiary who will receive his or her share of the net death benefit payable upon his or her death if the employment conditions of the plan have been met. The policies are owned by Broadstreet Bank, which paid the premium due on the policies. Under the plan, the insured beneficiary will receive an agreed upon amount and Broadstreet Bank is entitled to the remaining death benefit or the entire death benefit in cases where plan employment conditions were not met. The Company has included $6,112 and $6,004 in bank-owned life insurance on bank officers at December 31, 2023 and 2022, which represents the cash surrender value of the policies.

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP will be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $193 and $213 for the years ended December 31, 2023 and 2022, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

A summary of the ESOP shares as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Shares allocated to participants	40,906	26,062
Shares distributed to retiring participant	(336)	(220)
Unreleased shares	219,715	234,559
Total	260,285	260,401
Fair value of unreleased shares	$3,101	$3,600

Note 16 - Stock-Based Compensation

The Company has one equity incentive plan with two share-based compensation awards as described below. Total compensation cost that has been charged against income for those plans was $650 and $84 for the years ended December 31, 2023 and 2022, respectively.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions determined by management. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data when available to estimate option exercise and post-vesting termination behavior. Due to lack of historical data, the Company estimated the expected term of options granted is 7.5 years. This represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The Company’s accounting policy is to recognize forfeitures as they occur. The risk-free interest rate for the expected term of the options is based on the 7-year U.S. Treasury yield curve in effect at the time of the grants. On August 31, 2022, the non-employee directors of the Company were granted 97,728 stock options with a cost of $6.50 per option and an exercise price of $16.00. These options will vest annually over a five year period ending August 31, 2027 and will expire on August 31, 2032. On February 28, 2023, the executive officers of the Company were granted 192,204 stock options with a cost of $6.14 per option and an exercise price of $15.67. These options will vest annually over a five year period ending February 28, 2028 and will expire on February 28, 2033. 58,639 of these options were forfeited during the year ended December 31, 2023. Compensation expense for the stock options for the years ended December 31, 2023 and 2022, was $264 and $42, respectively.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2022	2022
Expected volatility	25.72%	30.25%
Expected dividends	-%	-%
Expected term (in years)	7.50	7.50
Risk-free rate	4.07%	3.25%

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

A summary of the activity in the stock option awards for 2023 and 2022 follows:

			Weighted-Average
		Weighted-Average	Remaining
Options	Options	Exercise Price	Contractual Term
Outstanding at December 31, 2021	-	$-	-
Granted	97,728	16.00	4.7
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2022	97,728	$16.00	4.7
Granted	192,204	15.67	4.2
Exercised	-	-	-
Forfeited or expired	(58,639)	15.67	4.3
Outstanding at December 31, 2023	231,293	$15.81	3.9
	.
Exercisable at December 31, 2023	19,546	$16.00	3.7

		Weighted-Average
		Grant Date
Non-Vested Options	Options	Fair Value
Non-vested at December 31, 2021	-	$-
Granted	97,728	6.50
Vested	-	-
Exercised	-	-
Forfeited	-	-
Non-vested at December 31, 2022	97,728	$6.50
Granted	192,204	6.14
Vested	(19,546)	6.50
Exercised	-	-
Forfeited	(58,639)	6.14
Non-vested at December 31, 2023	211,747	$6.24

As of December 31, 2023 and 2022, there was $1,252 and $593, respectively, of total unrecognized compensation cost related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of five years.

Restricted Stock Awards

The Equity Plan also permits the grant of restricted stock to its directors and executive officers. Compensation expense for restricted stock awards is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the closing stock price of the Company on grant date. Restricted shares fully vest on the fifth anniversary of the grant date. On August 31, 2022, the non-employee directors of the Company were granted 39,084 shares of Company stock at a fair market value of $16.00 per share. These stock awards will vest in five equal annual installments through August 31, 2027. On February 28, 2023, executive officers of the Company were granted 76,880 shares of Company stock at a fair market value of $15.67 per share. These stock awards will vest in five equal annual installments through February 28, 2028. 23,455 of these awards were forfeited during the year ended December 31, 2023. Compensation expense for the restricted stock awards for the years ended December 31, 2023 and 2022 was $264 and $42, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant Date
Non-Vested Shares	Shares	Fair Value
Non-vested at December 31, 2021	-	$-
Granted	39,084	16.00
Vested	-	-
Forfeited	-	-
Non-vested at December 31, 2022	39,084	$16.00
Granted	76,880	15.67
Vested	(7,812)	16.00
Forfeited	(23,455)	15.67
Non-vested at December 31, 2023	84,697	$15.79

As of December 31, 2023 and 2022, there was $1,259 and $584 of total unrecognized compensation cost related to nonvested restricted stock granted under the plan. The cost is expected to be recognized over a weighted-average period of five years.

Note 17 -    Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates.

Annual activity consisted of the following:

	December 31,
	2023	2022

Beginning balance	$5,017	$4,022
Additions	1,000	3,536
Repayments	(1,496)	(2,541)
Ending balance	$4,521	$5,017

Deposits from related parties held by the Company at December 31, 2023 and 2022, amounted to $4,593 and $5,916, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

Note 18 -    Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Year Ended
	December 31,
	2023	2022
Supplemental cash flow information:
Loan originations to facilitate the sale of foreclosed assets	$—	$8
Real estate acquired in settlement of loans	162	—

Cash paid for
Interest on deposits	$5,183	$1,360
Interest on FHLB advances	2,538	709
Other interest	9	10
Income taxes	120	350

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

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At December 31, 2023 and 2022, the Bank’s CBLR ratio was 10.76% and 12.31%, respectively, which exceeded all regulatory capital requirements under the CBLR framework and the Bank was considered to be “well-capitalized.”

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

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

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

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There have been no changes in valuation techniques during the years ended December 31, 2023 and 2022.

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

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

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

Derivative Instruments – As discussed in Note 21 “Derivatives”, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities.

The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. No significant differences were identified during the validation as of December 31, 2023.

Collateral-dependent Loans – Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2023 and 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$24,925	$—	$24,925
Collateralized mortgage obligations	—	49,879	—	49,879
State and municipal	—	13,350	—	13,350
Corporate bonds	—	5,173	—	5,173
Derivative instruments	—	115	—	115
Total financial assets	$—	$93,442	$—	$93,442

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$45	$45
Nonfinancial assets
Foreclosed assets	—	—	162	162
	$—	$—	$207	$207

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Impaired loans	$—	$—	$89	$89
	$—	$—	$89	$89

During the years ended December 31, 2023 and 2022, certain collateral-dependent and impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation based upon the fair value of the underlying collateral. At December 31, 2023, collateral-dependent loans with a carrying value of $345 were reduced by specific valuation allowance allocations totaling $300 to a reported fair value of $45. At December 31, 2023, the Company had one commercial building held as a foreclosed asset with a carrying value of $162 including a gain of $32 which was recorded upon foreclosure in 2023. The property was sold in 2024 with an additional gain of approximately $30. At December 31, 2022, impaired loans with a carrying value of $389 were reduced by specific valuation allowance allocations totaling $300 to a reported fair value of $89. The fair value of impaired loans is determined based on collateral valuations utilizing Level 3 valuation inputs. There was no change to the provision for credit losses as a result of the valuation allowance for the years ended December 31, 2023 and 2022.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2023	Technique	Inputs	Values

Collateral-dependent loans	$45	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Foreclosed assets	$162	Appraisal of collateral (1)	Appraisal adjustment	10-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2022	Technique	Inputs	Values

Impaired loans	$89	Appraisal of collateral (1)	Appraisal adjustment	10-25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$13,060	$—	$—	$13,060	$13,060
Interest bearing deposits in banks	12,298	—	—	12,298	12,298
Securities held to maturity	—	23,400	—	23,400	26,020
Loans, net	—	—	262,356	262,356	279,896
Net investment in direct financing leases	—	—	36	36	36
Accrued interest receivable	1,728	—	—	1,728	1,728
Restricted investments carried at cost	—	3,909	—	3,909	3,909
Financial liabilities
Deposits	—	—	292,885	292,885	317,241
FHLB advances	—	—	76,856	76,856	76,896
Accrued interest payable	783	—	—	783	783

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

Note 21 - Derivatives

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

Securities available for sale – The Company has a swap agreement to hedge the interest rate risk on a portion of its fixed rate securities available for sale. At December 31, 2023, the aggregate notional amount of the related hedged items of the securities available for sale totaled $25 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $119.

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

The following table summarizes key elements of the Company’s derivative instruments as of December 31, 2023, segregated by derivatives that are considered accounting hedges and those that are not:

	December 31, 2023
	Notional Amount	Fair Value
Derivatives designated as hedges:
Fair Value Hedges	$25,000	$115
Total	$25,000	$115

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of December 31, 2023:

	Carrying Amount of Hedged Assets Amount	Cumulative Amount of Basis Adjustments Included in the Carrying Amount of the Hedged Assets
Line items on the Consolidated Statements of Financial Condition in which the hedged items is included:
Securities available for sale	$41,912	$(119)

Note 22 -    Core Deposit Intangible

Core deposit intangible assets were recorded as part of the MapleMark Edgewood Branch Acquisition.

The components of core deposit intangible assets were as follows:

	December 31,
	2023	2022

Core deposit intangible	$926	$926
Less accumulated amortization	(661)	(529)
Net core deposit intangible	$265	$397

Core deposit intangible assets are amortized on a straight-line basis over their estimated life of 7 years. There was $132 of amortization expense related to intangible assets for each of the years ended December 31, 2023 and 2022. The estimated aggregate future amortization expense for core deposit intangible assets remaining as of December 31, 2023, was as follows:

Years ended December 31:
2024	$132
2025	133
Total	$265

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

Note 23 -    Condensed Parent Company Financial Statements

Included below are the condensed financial statements of the Parent Company, Texas Community Bancshares, Inc.:

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$10,308	$13,295
Investment in subsidiary	42,662	42,160
Other receivables	79	62
Deferred income taxes	74	72
Restricted investment carried at cost	405	157
Other assets	203	133
	$53,731	$55,879
Liabilities
Accrued expenses and other liabilities	42	9

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized,
none issued and outstanding	$—	$—
Common stock, $0.01 par value, 19,000,000 shares authorized,
3,350,268 and 3,175,426 shares issued and outstanding at December 31, 2023 and 3,296,843 issued and outstanding at December 31, 2022	34	33
Additional paid in capital	31,671	31,099
Retained earnings	31,972	34,083
Accumulated other comprehensive loss	(5,592)	(6,999)
Unearned Employee Stock Ownership Program shares	(2,197)	(2,346)
Treasury stock, at cost (174,842 shares at December 31, 2023)	(2,199)	—
Total shareholders' equity	53,689	55,870
	$53,731	$55,879

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

	December 31,
	2023	2022

Expenses
Other expenses	$400	$257

Total expenses	400	257

Loss Before Income Taxes and Equity in Earnings of Subsidiary	(400)	(257)

Income Tax Benefit	(90)	(52)

Loss Before Equity in Earnings of Subsidiary	(310)	(205)

Equity in Earnings of Subsidiary
Undistributed earnings of subsidiary	(423)	1,959

Total equity in earnings of subsidiary	(423)	1,959

Net (Loss) Income	(733)	1,754

Other items of comprehensive income (loss)
Unrealized loss on investment securities available for sale, before tax	(72)	(8,020)
Reclassification adjustment for realized loss on sale of investment securities included in net (loss) income	1,734	29
Net changes in fair value of available for sale securities hedge, before tax	119	—
Income tax (expense) benefit related to other items of comprehensive income (loss)	(374)	1,678

Total other items of comprehensive income (loss), net of tax expense (benefit)	1,407	(6,313)

Comprehensive Income (Loss)	$674	$(4,559)

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(Amounts in thousands, except for share and per share data)

	December 31,
	2023	2022

Operating Activities
Net (loss) income	$(733)	$1,754
Adjustments to reconcile net (loss) income to
net cash used for operating activities
Equity in undistributed earnings of subsidiary	423	(1,959)
ESOP compensation expense for allocated shares	193	213
Deferred tax benefit	(2)	39
Increase in other assets	(87)	(129)
Increase in accrued expenses	34	3

Net Cash used for Operating Activities	(172)	(79)

Investing Activities
Purchase of restricted investments	(248)	(157)

Net Cash used for Investing Activities	(248)	(157)

Financing Activities
Dividends Paid	(368)	—
Purchase of treasury stock	(2,199)	—

Net Cash used for Financing Activities	(2,567)	—

Net Change in Cash and Cash Equivalents	(2,987)	(236)

Cash and Cash Equivalents at Beginning of Year	13,295	13,531

Cash and Cash Equivalents at End of Year	$10,308	$13,295

Note 24 -    Recently Issued But Not Yet Effective Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The updated accounting guidance requires enhanced income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the effect the updated guidance will have on its consolidated financial statements and related disclosures.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

(a) Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

The Company’s management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the criteria set forth in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective, based on those criteria.

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

(c)Changes to Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.Other Information

During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

ITEM 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

The Company’s has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy is available on the Investors section of Broadstreet Bank’s website at www.broadstreet.bank.

The information contained in the sections captioned “Business Items to be Voted on by Stockholders – Item 1 Election of Directors,” “Other Information Relating to Directors and Executive Officers” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “ 2024 Proxy Statement”) is incorporated herein by reference.

ITEM 11.Executive Compensation

The information contained in the sections captioned “Executive Compensation” and “Directors’ Compensation” in the 2024 Proxy Statement is incorporated herein by reference.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Stock-Based Compensation Plans

The following information is presented for the Texas Community Bancshares, Inc. 2022 Equity Incentive Plan, as of December 31, 2023:

Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
Plan Category	warrants and rights	warrants and rights	plans (excluding securities
	(column a)	(column b)	reflected in column (a))

Equity compensation plans approved by stockholders	231,293	$15.79	132,283

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	231,293	$15.79	132,283

(b)	Securities Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the 2024 Proxy Statement.

(c)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the 2024 Proxy Statement.

(d)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a later date result in a change in control of the Company.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Other Information Relating to Directors and Executive Officers – Transactions with Certain Related Persons” and “Corporate Governance” of the 2024 Proxy Statement.

ITEM 14.Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Business Items to be Voted on by Stockholders – Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of the 2024 Proxy Statement.

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
4.1

Form of Common Stock Certificate of Texas Community Bancshares, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)

4.2

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, as filed on March 30, 2023)

10.1

Employment Agreement between Broadstreet Bank, SSB and James H. Herlocker, III (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021) †

10.2

Employment Agreement between Broadstreet Bank, SSB and Julie Sharff (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)†

10.3

Employment Agreement between Broadstreet Bank, SSB and Terri Baucum (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)†

10.4

Employment Agreement between Broadstreet Bank, SSB and Sheree Mize (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)†

10.5

Broadstreet Bank Deferred Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)†

10.6

Broadstreet Bank Split Dollar Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)†

10.7

Broadstreet Bank Split Dollar Life Insurance Plan Participation Agreement with James H. Herlocker, III (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)†

10.8

Form of Broadstreet Bank Split Dollar Life Insurance Plan Participation Agreement for certain executive officer (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)†

10.9

Compensation Agreement with Robert L. Smith, III (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021)†

21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1

Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Texas Community Bancshares, Inc. Clawback Policy

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in inline XBRL:  (i) Statements of
Financial Condition, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Shareholders’ Equity, (v) Statements of Cash Flows and (vi) Notes to the Financial Statements.

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

TEXAS COMMUNITY BANCSHARES, INC.

Date: March 27, 2024	By:	/s/ Jason Sobel
Jason Sobel
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jason Sobel	President and Chief Executive Officer	March 27, 2024
Jason Sobel	(Principal Executive Officer)

/s/ Julie Sharff	Senior Vice President and Chief Financial Officer	March 27, 2024
Julie Sharff, CPA	(Principal Financial and Accounting Officer)

/s/ Demethrius T. Boyd	Director	March 27, 2024
Demethrius T. Boyd

/s/ Clifton D. Bradshaw	Director	March 27, 2024
Clifton D. Bradshaw

/s/ James B. Harder	Director	March 27, 2024
James B. Harder

/s/ Kerry A. Kindle	Director	March 27, 2024
Kerry A. Kindle

/s/ Sheree A. Mize	Corporate Secretary and Director	March 27, 2024
Sheree A. Mize

/s/ Mark A. Pickens	Director	March 27, 2024
Mark A. Pickens

/s/ Jerry Presswood	Director	March 27, 2024
Jerry Presswood

/s/ Kerry Nan Saucier	Director	March 27, 2024
Kerry Nan Saucier

/s/ Anthony R. Scavuzzo	Director	March 27, 2024
Anthony R. Scavuzzo

/s/ Johnny Sherrill	Director	March 27, 2024
Johnny Sherrill

/s/ Robert L. Smith, III	Director	March 27, 2024
Robert L. Smith, III

/s/ Bryan Summerville	Director	March 27, 2024
Bryan Summerville

/s/ Glen Thurman	Director (Chairman of the Board)	March 27, 2024
Glen Thurman