Form 10-Q
period 2024-03-31
Texas Community Bancshares, Inc.
filed 2024-05-14
CIK 1849466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 3,187,881 shares, par value $0.01 per share, of the Registrant’s common stock outstanding as of May 13, 2024.

Texas Community Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

March 31, 2024 and December 31, 2023

(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Cash and due from banks	$5,882	$5,412
Federal funds sold	15,107	7,648
Cash and cash equivalents	20,989	13,060
Interest bearing deposits in banks	28,519	12,298
Securities available for sale	93,084	93,327
Securities held to maturity (fair values of $22,031 at March 31, 2024 and $23,400 at December 31, 2023)	24,776	26,020
Loans held for sale, at fair value (amortized cost $17,000 at March 31, 2024)	14,724	—
Loans receivable, net of allowance for credit losses of $2,823 at March 31, 2024 and $3,096 at December 31, 2023	251,965	279,896
Net investment in direct financing leases	840	36
Accrued interest receivable	1,541	1,728
Premises and equipment, net	11,646	11,609
Bank-owned life insurance	6,267	6,238
Other real estate owned	558	162
Restricted investments carried at cost	4,054	3,909
Core deposit intangible	231	265
Deferred income taxes	3,028	2,432
Financial derivative	551	115
Other assets	1,007	949
	$463,780	$452,044
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$46,065	$45,538
Interest bearing	285,750	271,703
Total deposits	331,815	317,241
Advances from Federal Home Loan Bank (FHLB)	76,527	76,896
Accrued expenses and other liabilities	3,967	4,218
Total liabilities	412,309	398,355
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,373,723 issued and 3,187,881 outstanding at March 31, 2024 and 3,350,268 issued and 3,175,426 outstanding at December 31, 2023	34	34
Additional paid in capital	31,970	31,671
Retained earnings	29,159	31,972
Accumulated other comprehensive loss	(5,175)	(5,592)
Unearned Employee Stock Ownership Program (ESOP) shares, at cost	(2,164)	(2,197)
Treasury stock, at cost (185,842 shares at March 31, 2024 and 174,842 shares at December 31, 2023)	(2,353)	(2,199)
Total shareholders' equity	51,471	53,689
	$463,780	$452,044

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023

Interest Income
Loans, including fees	$3,709	$2,780
Debt securities
Taxable	1,170	1,204
Non taxable	46	49
Dividends on restricted investments	55	25
Federal funds sold	67	39
Deposits with banks	256	49
Financial derivative	115	—
Total interest income	5,418	4,146
Interest Expense
Deposits	1,757	986
Advances from FHLB	696	526
Other	2	2
Total interest expense	2,455	1,514
Net Interest Income	2,963	2,632
Provision for Credit Losses - loans	(251)	82
Provision for Credit Losses - off-balance sheet credit exposures	(26)	8
Provision for Credit Losses	(277)	90
Net Interest Income After Provision for Credit Losses	3,240	2,542
Noninterest Income
Service charges on deposit accounts	168	161
Other service charges and fees	260	279
Net loss on securities transactions	—	(1,687)
Net loss on sale of loans	(1,505)	—
Net change in fair value on loans held for sale	(2,276)	—
Net gain on sale of other real estate owned	37	—
Net loss on sale of premises and equipment	(283)	—
Net appreciation on bank-owned life insurance	30	25
Other income	7	15
Total noninterest loss	(3,562)	(1,207)
Noninterest Expenses
Salaries and employee benefits	1,665	1,567
Occupancy and equipment expense	285	197
Data processing	241	221
Technology expense	114	109
Contract services	62	62
Director fees	83	98
Other expense	621	384
Total noninterest expense	3,071	2,638
Loss Before Income Taxes	(3,393)	(1,303)
Income Tax Benefit	(708)	(286)
Net Loss	$(2,685)	$(1,017)
Loss per share - basic	$(0.90)	$(0.33)
Loss per share - diluted	$(0.89)	$(0.33)
Weighted-average shares outstanding - basic	2,970,273	3,088,802
Weighted-average shares outstanding - diluted	3,013,341	3,088,802

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
Net Loss	$(2,685)	$(1,017)

Other items of comprehensive (loss) income
Debt Securities
Net changes in fair value of available for sale securities, before tax	88	238
Reclassification adjustment for realized loss on sale of investment securities included in net loss, before tax	—	1,687
Net changes in fair value of available for sale securities hedged, before tax	441	—
Total other items of comprehensive income, before tax	529	1,925

Income tax expense related to other items of comprehensive income	(112)	(405)
Total other items of comprehensive income (loss), after tax	417	1,520

Comprehensive (Loss) Income	$(2,268)	$503

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance at January 1, 2024	$—	$34	$31,671	$31,972	$(5,592)	$(2,197)	$(2,199)	$53,689
Net loss	—	—	—	(2,685)	—	—	—	(2,685)
Stock based compensation expense	—	—	286	—	—	—	—	286
Other comprehensive income, net of tax	—	—	—	—	417	—	—	417
Cash dividend declared ($0.04 per share)	—	—	—	(128)	—	—	—	(128)
ESOP shares committed to be released, 3,277 shares	—	—	13	—	—	33	—	46
Treasury stock purchased, 11,000 shares	—	—	—	—	—	—	(154)	(154)
Balance at March 31, 2024	$—	$34	$31,970	$29,159	$(5,175)	$(2,164)	$(2,353)	$51,471

Balance at January 1, 2023	$—	$33	$31,099	$34,083	$(6,999)	$(2,346)	$—	$55,870
Cumulative change in accounting principle (adoption of ASC 326)	—	—	—	(1,010)	—	—	—	(1,010)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	—	33	31,099	33,073	(6,999)	(2,346)	—	54,860
Net loss	—	—	—	(1,017)	—	—	—	(1,017)
Stock based compensation expense	—	—	103	—	—	—	—	103
Issuance of restricted stock awards	—	1	—	—	—	—	—	1
Other comprehensive income, net of tax	—	—	—	—	1,520	—	—	1,520
Cash dividend declared ($0.02 per share)	—	—	—	(67)	—	—	—	(67)
ESOP shares committed to be released, 3,258 shares	—	—	16	—	—	33	—	49
Balance at March 31, 2023	$—	$34	$31,218	$31,989	$(5,479)	$(2,313)	$—	$55,449

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
Operating Activities
Net loss	$(2,685)	$(1,017)
Adjustments to reconcile net loss to net cash from operating activities
Provision for credit losses - loans	(251)	82
Provision for credit losses - off-balance sheet credit exposures	(26)	8
Net amortization (accretion) of securities	9	(44)
Depreciation and amortization	142	109
Net realized loss on sales of securities available for sale	—	1,687
Loss on sale of loans	1,505
Loss on disposal of fixed assets	283
Gain on sale of other real estate owned	(37)	—
Appreciation on bank-owned life insurance	(30)	(25)
ESOP compensation expense for allocated shares	46	49
Stock-based compensation	286	103
Deferred income tax benefit	(708)	(273)
Loss on fair value adjustment of fair value hedges	5	—
Change in fair value of loans held for sale	2,276	—
Net change in
Accrued interest receivable	187	(5)
Other assets	(54)	(62)
Accrued expenses and other liabilities	(254)	(150)
Net Cash from Operating Activities	694	462
Investing Activities
Net change in interest bearing deposits in banks	(16,221)	(548)
Activity in available for sale securities
Purchases	(994)	(9,511)
Sales	—	17,027
Maturities, prepayments and calls	1,347	1,213
Activity in held to maturity securities
Purchases	—	(2,139)
Maturities, prepayments and calls	1,213	940
Redemptions of restricted investments	—	8
Purchases of restricted investments	(145)	(26)
Loan originations and principal collections, net	(954)	(9,652)
Net (increase) decrease in net investment in direct financing leases	(804)	11
Proceeds from sale of loans, originally classified as loans held for investment	10,807	—
Proceeds from sales of other real estate owned	49	—
Additions of premises and equipment	(986)	(1,036)
Net Cash used for Investing Activities	(6,688)	(3,713)
Financing Activities
Net increase in deposits	14,574	1,399
Advances from FHLB and other borrowings	—	7,000
Payments on FHLB and other borrowings	(369)	(7,163)
Cash dividends declared and paid	(128)	(67)
Purchases of treasury stock	(154)	—
Net Cash from Financing Activities	13,923	1,169
Net Change in Cash and Cash Equivalents	7,929	(2,082)
Cash and Cash Equivalents at Beginning of Period	13,060	8,927
Cash and Cash Equivalents at End of Period	$20,989	$6,845

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

Note 1 -    Summary of Significant Accounting Policies

General

Texas Community Bancshares, Inc. (the “Company”), a Maryland corporation and registered bank holding company, was incorporated on March 5, 2021 and became the holding company for Broadstreet Bank, SSB (the “Bank”), formerly known as Mineola Community Bank, SSB prior to December 4, 2023, as part of a mutual to stock conversion completed on July 14, 2021. The Company’s shares trade on the NASDAQ under the symbol TCBS. Voting rights in the Company are held and exercised exclusively by the shareholders of the Company.

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

Policies and practices which materially affect the determination of financial position, results of operations and cash flows are summarized as follows:

Interim Financial Statements

The interim unaudited consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2024, or any other period. Certain prior period data presented in the consolidated financial statements has been reclassified to conform with the current period presentation. The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2023. Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2023.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

Loans Held for Sale

Mortgage loans held for investment that are transferred to loans held for sale are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loans sold, including any servicing right value, if servicing is to be retained.

Loans held for sale, for which the fair value option has been elected, are recorded at fair value as of each balance sheet date.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying financial statements to maintain consistency between periods presented. The reclassifications had not impact on net income or shareholder’s equity.

Note 2 – Earnings Per Share

Basic earnings per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including allocated and committed to be released ESOP shares and restricted stock awards granted on August 31, 2022, February 28, 2023, and February 28, 2024, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2024	2023
Net Loss	$(2,685)	$(1,017)

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	3,192,445	3,323,324
Less: average unearned ESOP shares	(222,172)	(234,522)
Weighted average shares outstanding for basic earnings per share	2,970,273	3,088,802

Additional dilutive shares	43,068	—

Weighted average shares outstanding for dilutive earnings per share	3,013,341	3,088,802

Basic loss per share	$(0.90)	$(0.33)

Dilutive loss per share	$(0.89)	$(0.33)

Nonvested restricted stock awards for 74,007 and 115,964 shares of common stock were not considered in computing diluted earnings per share for 2024 and 2023, respectively, because they were antidilutive. Stock options for 231,946 and 289,932 shares of common stock were not considered in computing diluted earnings per share for 2024 and 2023 because they were nonvested. Stock options for 46,258 shares of common stock have vested, however, were not considered in computing diluted earnings per share for 2024, because they were antidilutive.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

Note 3 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	March 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$26,485	$100	$(1,377)	$25,208
Collateralized mortgage obligations	52,014	40	(2,597)	49,457
State and municipal	15,196	—	(1,959)	13,237
Corporate bonds	6,500	—	(1,318)	5,182
Total securities available for sale	$100,195	$140	$(7,251)	$93,084

Held to Maturity
Debt Securities:
Residential mortgage-backed	$21,527	$—	$(2,715)	$18,812
State and municipal	1,584	—	(29)	1,555
U.S. Government and agency	1,665	—	(1)	1,664
Total securities held to maturity	$24,776	$—	$(2,745)	$22,031

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$26,379	$—	$(1,454)	$24,925
Collateralized mortgage obligations	52,426	31	(2,578)	49,879
State and municipal	15,220	—	(1,870)	13,350
Corporate bonds	6,500	—	(1,327)	5,173
Total securities available for sale	$100,525	$31	$(7,229)	$93,327

Held to Maturity
Debt Securities:
Residential mortgage-backed	$22,301	$—	$(2,584)	$19,717
State and municipal	1,985	—	(35)	1,950
U.S. Government and agency	1,734	—	(1)	1,733
Total securities held to maturity	$26,020	$—	$(2,620)	$23,400

During the three months ended March 31, 2024, the Company had no sales of available for sale securities or held to maturity securities. During the three months ended March 31, 2023, the Company had sales of available for sale securities of $17,027 with a loss of $1,687.

At March 31, 2024 and December 31, 2023, securities with a fair value of $16,102 and $14,152, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2024, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$—	$—
Due from one to five years	2,751	2,548	365	365
Due in five to ten years	12,482	10,665	1,799	1,788
After ten years	6,463	5,206	1,085	1,066
Residential mortgage-backed	26,485	25,208	21,527	18,812
Collateralized mortgage obligations	52,014	49,457	—	—
Total	$100,195	$93,084	$24,776	$22,031

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2024
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (1,85)	$470	$(14)	$33,975	$(4,078)
Collateralized mortgage obligations (4,22)	7,978	(122)	35,736	(2,475)
State and municipal (2,17)	674	(1)	14,118	(1,987)
Corporate bonds (0,12)	—	—	4,432	(1,318)
U.S. Government and agency (1,0)	1,664	(1)	—	—
Total	$10,786	$(138)	$88,261	$(9,858)

	December 31, 2023
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (4,85)	$9,486	$(46)	$35,156	$(3,992)
Collateralized mortgage obligations (5,20)	12,909	(207)	31,793	(2,371)
State and municipal (4,16)	1,718	(2)	13,582	(1,903)
Corporate bonds (0,12)	—	—	4,423	(1,327)
U.S. Government and agency (1,0)	1,733	(1)	—	—
Total	$25,846	$(256)	$84,954	$(9,593)

At March 31, 2024 and December 31, 2023, the Company had investment securities with approximately $9,858 and $9,593, respectively, in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the market depreciation was primarily the change in market interest rates and not the issuers’ financial condition or downgrades by rating agencies. In addition, approximately 14.2% of the principal balance from the Company’s investment portfolio will mature and be repaid to the Company within five years or less. As a result, the Company has the ability and intent to hold such securities

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

until maturity.

The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors credit rating on a continual basis. The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$21,527	$1,450	$1,665
Baa2	—	134	—
	$21,527	$1,584	$1,665

	December 31, 2023
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$22,301	$1,851	$1,734
Baa2	—	134	—
	$22,301	$1,985	$1,734

As of March 31, 2024 and December 31, 2023, there were no securities held to maturity on nonaccrual status or past due.

Mortgage-backed securities and Collateralized Mortgage Obligations

The unrealized losses on the Company’s investments in mortgage-backed securities and collateralized mortgage obligations were caused by interest rate increases and decreases in prepayment speeds. The Company has no plans to sell these securities and will continue to monitor the unrealized losses’ effect on the financial statements. The contractual cash flows of many of these investments are guaranteed by agencies of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and prepayment speeds and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity. The unrealized losses on the Company’s investment in mortgage-backed securities have not been recognized into income and no allowance for credit losses was established at March 31, 2024 or December 31, 2023.

U.S. Government and agency

The unrealized losses on the Company’s investments in U.S. government and agency securities have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the bonds approach maturity.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at March 31, 2024 and December 31, 2023.

Municipal Securities and Corporate Bonds

The unrealized losses on the Company’s investments in state and municipal securities and corporate bonds have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at March 31, 2024 and December 31, 2023.

Note 4 -   Loans and Allowance for Credit Losses

A summary of the balances of loans and leases follows:

	March 31,	December 31,
	2024	2023
Real estate
Construction and land	$37,198	$37,526
Farmland	7,411	8,317
1-4 Residential and multi-family	153,665	181,464
Commercial Real Estate	42,100	41,788
Total real estate	240,374	269,095
Agriculture	128	150
Commercial	6,775	6,900
Consumer and other	8,351	6,883
Subtotal	255,628	283,028
Less allowance for credit losses	(2,823)	(3,096)
Loans and leases, net	$252,805	$279,932

Direct financing leases of $840 and $36 are included in consumer and other loans at March 31, 2024 and December 31, 2023, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

The following tables set forth information regarding the activity in the allowance for credit losses for the three months ended March 31, 2024 and March 31, 2023:

	March 31, 2024
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Consumer and other	Total
Balance, January 1, 2024	$378	$66	$1,621	$482	$2	$441	$106	$3,096
Provision for credit losses	(9)	(9)	(236)	(31)	(1)	—	35	(251)
Loans charged-off	—	—	—	—	—	—	(39)	(39)
Recoveries	—	—	—	—	—	—	17	17
Balance, March 31, 2024	$369	$57	$1,385	$451	$1	$441	$119	$2,823

Balance, March 31, 2024 allocated to loans and leases individually evaluated	$9	$3	$40	$11	$—	$348	$6	$417

Balance, March 31, 2024 allocated to loans and leases collectively evaluated	$360	$54	$1,345	$440	$1	$93	$113	$2,406

Loans and leases receivable:
Balance, March 31, 2024 loans and leases individually evaluated	$962	$153	$1,625	$460	$—	$1,390	$10	$4,600
Balance, March 31, 2024 loans and leases collectively evaluated	36,236	7,258	152,040	41,640	128	5,385	8,341	251,028
Balance, March 31, 2024	$37,198	$7,411	$153,665	$42,100	$128	$6,775	$8,351	$255,628

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

	March 31, 2023
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

	December 31, 2023
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

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$315	$—	$—
Farmland		—	—
1‑4 Residential & multi-family	485	42	—
Commercial real estate	58	—	—
Agriculture	—	—	—
Commercial	5	333	—
Consumer and other	—	—	—
Total	$863	$375	$—

	December 31, 2023
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$—	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	497	—	—
Commercial real estate	61	—	22
Agriculture	—	—	—
Commercial	6	345	8
Consumer and other	—	—	—
Total	$564	$345	$30

The Company did not recognize any interest income on nonaccrual loans during the periods ended March 31, 2024 or March 31, 2023.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
Construction and land	$315	$—	$
1-4 Residential & multi-family	673	—		—
Commercial real estate	58	—		—
Commercial	—	453		5
Total	$1,046	$453		$5

	December 31, 2023
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
1-4 Residential & multi-family	$645	$—	$—
Commercial real estate	61	—	—
Commercial	—	445	6
Total	$706	$445	$6

The Company had $1,504 and $1,157 in collateral-dependent loans at March 31, 2024 and December 31, 2023, respectively.

Internal Risk Categories

A loan is considered collateral-dependent when based on current information and events; it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Collateral dependent loans include nonperforming loans (nonaccrual loans), loans performing but with deterioration that leads to doubt regarding collectability.

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral-dependent loans, where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the fair value of the underlying collateral, less estimated costs to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

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

Credits rated loss are those that are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Pass rated refers to loans that are not considered criticized. In addition to this primary credit quality indicator, the Company uses other credit quality indicators for certain types of loans.

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes were made during the period ended March 31, 2024.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

Based on the most recent analysis performed, the risk category of loans by class of loans and gross chargeoffs as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Construction and land
Risk rating
Pass	$787	$25,555	$6,920	$644	$833	$1,497	$36,236
Special mention	—	—	647	—	—	—	647
Substandard	—	—	—	315	—	—	315
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$787	$25,555	$7,567	$959	$833	$1,497	$37,198

Farmland
Risk rating
Pass	$162	$1,854	$2,209	$313	$498	$2,222	$7,258
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	153	153
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$162	$1,854	$2,209	$313	$498	$2,375	$7,411

1-4 Residential & multi-family
Risk rating
Pass	$5,086	$30,714	$21,085	$30,334	$39,722	$25,099	$152,040
Special mention	—	—	—	220	—	105	325
Substandard	—	42	—	—	—	1,258	1,300
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$5,086	$30,756	$21,085	$30,554	$39,722	$26,462	$153,665

Commercial real estate
Risk rating
Pass	$859	$13,183	$5,629	$7,196	$3,120	$11,653	$41,640
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	460	460
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$859	$13,183	$5,629	$7,196	$3,120	$12,113	$42,100

Agriculture
Risk rating
Pass	$—	$59	$8	$61	$—	$—	$128
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$—	$59	$8	$61	$—	$—	$128

Commercial
Risk rating
Pass	$657	$3,044	$701	$311	$275	$397	$5,385
Special mention	—	—	—	—	—	—	—
Substandard	28	92	1	936	71	262	1,390
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$685	$3,136	$702	$1,247	$346	$659	$6,775

Consumer and other
Risk rating
Pass	$2,745	$3,667	$861	$1,009	$55	$4	$8,341
Special mention	—	8	—	1	1	—	10
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$2,745	$3,675	$861	$1,010	$56	$4	$8,351
Current period gross charge-offs	$39	$—	$—	$—	$—	$—	$39

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

	December 31, 2023
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which is subsequently presented. The

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

following table presents the amortized cost of performing and non-performing loans as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Construction and land
Performing	$787	$25,555	$7,567	$644	$833	$1,497	$36,883
Nonperforming	—	—	—	315	—	—	315
	$787	$25,555	$7,567	$959	$833	$1,497	$37,198

Farmland
Performing	$162	$1,854	$2,209	$313	$498	$2,375	$7,411
Nonperforming	—	—	—	—	—	—	—
	$162	$1,854	$2,209	$313	$498	$2,375	$7,411

1-4 Residential & multi-family
Performing	$5,086	$30,714	$21,085	$30,554	$39,722	$25,831	$152,992
Nonperforming	—	42	—	—	—	631	673
	$5,086	$30,756	$21,085	$30,554	$39,722	$26,462	$153,665

Commercial real estate
Performing	$859	$13,183	$5,629	$7,196	$3,120	$12,055	$42,042
Nonperforming	—	—	—	—	—	58	58
	$859	$13,183	$5,629	$7,196	$3,120	$12,113	$42,100

Agriculture
Performing	$—	$59	$8	$61	$—	$—	$128
Nonperforming	—	—	—	—	—	—	—
	$—	$59	$8	$61	$—	$—	$128

Commercial
Performing	$657	$3,044	$702	$1,242	$275	$397	$6,317
Nonperforming	28	92	—	5	71	262	458
	$685	$3,136	$702	$1,247	$346	$659	$6,775

Consumer and other
Performing	$2,745	$3,675	$861	$1,010	$56	$4	$8,351
Nonperforming	—	—	—	—	—	—	—
	$2,745	$3,675	$861	$1,010	$56	$4	$8,351

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

	December 31, 2023
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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

The following is an aging analysis for loans as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$—	$—	$315	$315	$36,883	$37,198
Farmland	—	—	—	—	7,411	7,411
1‑4 Residential & multi-family	518	—	311	829	152,836	153,665
Commercial real estate	—	—	—	—	42,100	42,100
Agriculture	—	—	—	—	128	128
Commercial	16	—	—	16	6,759	6,775
Consumer and other	—	—	—	—	8,351	8,351
Total	$534	$—	$626	$1,160	$254,468	$255,628

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$808	$1,153	$—	$1,961	$35,565	$37,526
Farmland	—	—	—	—	8,317	8,317
1‑4 Residential & multi-family	344	271	137	752	180,712	181,464
Commercial real estate	—	410	22	432	41,356	41,788
Agriculture	—	—	—	—	150	150
Commercial	—	—	8	8	6,892	6,900
Consumer and other	—	—	—	—	6,883	6,883
Total	$1,152	$1,834	$167	$3,153	$279,875	$283,028

All interest accrued but not collected for loans that are placed on nonaccrual or charged‐off is reversed against interest income. The interest on these loans is accounted for on the cash‐basis or cost‐recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the three months ended March 31, 2024 and 2023.

The following table presents interest income recognized on loans that are collateral-dependent and individually reviewed for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Real estate
1-4 Residential & multi-family	$2	$2
Commercial	—	2
	$2	$4

During the three months ended March 31, 2024 and 2023, there were no modifications of loans to borrowers in financial difficulty.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

There have been no modifications to borrowers with financial difficulty in the three months ended March 31, 2024 and 2023 that subsequently defaulted The Company has no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

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

At March 31, 2024 and December 31, 2023, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2024	December 31, 2023
Commitments to extend credit	$31,920	$37,394

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

At March 31, 2024, the Company had no commitments to purchase securities.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated financial statements.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

Note 6 -   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Three Months Ended
	March 31,
	2024	2023
Supplemental cash flow information:
Cash paid for
Interest on deposits	$1,761	$883
Interest on FHLB advances	697	476
Other interest	2	2
Non-cash activities
Transfer on loans receivable to loans held for sale	$29,312	—
Loan originations to facilitate the sale of other real estate owned	150	—
Premises and equipment transferred to other real estate owned	558	—

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

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At March 31, 2024 and December 31, 2023, the Bank’s CBLR ratio was 10.09% and 10.76%, respectively, which exceeded all regulatory capital requirements under the CBLR framework, and the Bank was considered to be “well-capitalized.”

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

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

A description of the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in valuation techniques during either the three months ended March 31, 2024 or the year ended December 31, 2023.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

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

Derivative Instruments – The Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. No significant differences were identified during the validation as of March 31, 2024.

Collateral-dependent Loans – Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

Other real estate owned – Fair values are valued at the time the loan is foreclosed upon and the asset is transferred from loans or when the asset is transferred into other real estate owned from premises and equipment. The value is based upon primarily third-party appraisals, less estimated costs to sell. The appraisals are generally discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Such discounts are typically significant and result in Level 3 classification of inputs for determining fair value. Other real estate owned is

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same or similar factors above.

Loans Held for Sale, at Fair Value – The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$25,208	$—	$25,208
Collateralized mortgage obligations	—	49,457	—	49,457
State and municipal	—	13,237	—	13,237
Corporate bonds	—	5,182	—	5,182
Derivative instruments	—	551	—	551
Loans held for sale, at fair value	—	14,724	—	14,724
Total financial assets	$—	$108,359	$—	$108,359

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$24,925	$—	$24,925
Collateralized mortgage obligations	—	49,879	—	49,879
State and municipal	—	13,350	—	13,350
Corporate bonds	—	5,173	—	5,173
Derivative instruments	—	115	—	115
Total financial assets	$—	$93,442	$—	$93,442

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

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$59	$59
Nonfinancial assets
Other real estate owned	—	—	558	558
	$—	$—	$617	$617

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$45	$45
Nonfinancial assets
Other real estate owned	—	—	162	162
	$—	$—	$207	$207

During the three months ended March 31, 2024 and 2023, certain collateral-dependent loans were remeasured and reported at fair value through a specific valuation allowance allocation for credit losses based upon the fair value of the underlying collateral. At March 31, 2024, collateral-dependent loans with a carrying value of $375 were reduced by specific valuation allowance allocations totaling $316 to a reported fair value of $59. At December 31, 2023, collateral dependent loans with a carrying value of $345 were reduced by specific valuation allowance allocations totaling $300 to a reported fair value of $45. The fair value of collateral dependent loans is determined based on collateral valuations utilizing Level 3 valuation inputs. There was a charge to provision for credit losses of $16 as a result of valuation allowances moving from the general reserve to specific reserve for the three months ended March 31, 2024. There was no charge to the provision for credit losses as a result of the valuation allowances for the three months ended March 31, 2023.

At March 31, 2024, the Company had other real estate owned consisting of two bank properties that were purchased for future expansion, but have now been listed for sale. At December 31, 2023, the Company had one commercial building held as other real estate owned with a carrying value of $162, which was sold at a gain during the three months ended March 31, 2024.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	March 31, 2024	Technique	Inputs	Values
Collateral-dependent loans	$59	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Other real estate owned	$558	Appraisal of collateral (1)	Appraisal adjustment	10-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2023	Technique	Inputs	Values
Collateral-dependent loans	$45	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Other real estate owned	$162	Appraisal of collateral (1)	Appraisal adjustment	10-25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$20,989	$—	$—	$20,989	$20,989
Interest bearing deposits in banks	28,519	—	—	28,519	28,519
Securities held to maturity	—	22,031	—	22,031	24,776
Loans, net	—	—	233,194	233,194	251,965
Net investment in direct financing leases	—	—	840	840	840
Accrued interest receivable	1,541	—	—	1,541	1,541
Restricted investments carried at cost	—	4,054	—	4,054	4,054
Financial liabilities
Deposits	—	—	299,129	299,129	331,815
FHLB advances	—	—	76,050	76,050	76,527
Accrued interest payable	779	—	—	779	779

	December 31, 2023
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$13,060	$—	$—	$13,060	$13,060
Interest bearing deposits in banks	12,298	—	—	12,298	12,298
Securities held to maturity	—	23,400	—	23,400	26,020
Loans, net	—	—	262,356	262,356	279,896
Net investment in direct financing leases	—	—	36	36	36
Accrued interest receivable	1,728	—	—	1,728	1,728
Restricted investments carried at cost	—	3,909	—	3,909	3,909
Mortgage servicing rights	—	—	6	6	6
Financial liabilities
Deposits	—	—	292,885	292,885	317,241
FHLB advances	—	—	76,856	76,856	76,896
Accrued interest payable	783	—	—	783	783

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

Three Months Ended March 31, 2024 and 2023

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $46 and $49 for the three months ended March 31, 2024 and 2023.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

A summary of the ESOP shares as of March 31, 2023 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Shares allocated to participants	40,906	40,906
Shares committed to be released to participants	3,277	—
Shares distributed to retiring participant	(336)	(336)
Unreleased shares	216,438	219,715
Total	260,285	260,285
Fair value of unreleased shares	$3,158	$3,101

Note 10 – Derivatives

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

Securities available for sale – The Company has a swap agreement to hedge the interest rate risk on a portion of its fixed rate securities available for sale. At March 31, 2024 and December 31, 2023, the aggregate notional amount of the related hedged items of the securities available for sale totaled $25 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $560 and $119, respectively.

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

Three Months Ended March 31, 2024 and 2023

(Amounts in thousands, except share and per share data)

The following table summarizes key elements of the Company’s derivative instruments as of March 31, 2024 and December 31, 2023, segregated by derivatives that are considered accounting hedges and those that are not:

	March 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedges:
Fair Value Hedges	$25,000	$551	$25,000	$115
Total	$25,000	$551	$25,000	$115

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Carrying Amount of Hedged Assets Amount	Cumulative Amount of Basis Adjustments Included in the Carrying Amount of the Hedged Assets	Carrying Amount of Hedged Assets Amount	Cumulative Amount of Basis Adjustments Included in the Carrying Amount of the Hedged Assets
Line items on the Consolidated Statements of Financial Condition in which the hedged items is included:
Securities available for sale	$41,336	$(560)	$41,912	$(119)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Texas Community Bancshares, Inc.’s (“the Company”) consolidated financial condition at March 31, 2024 and consolidated results of operations for the three months ended March 31, 2024 and 2023. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to control costs and manage liquidity through a period of high inflation and rising interest rates;
●	our ability to maintain our deposit base cost-effectively and access cost-effective funding;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in yields on our assets resulting from changes in market interest rates;
●	fluctuation in the demand for construction loans in our market area due to increased cost of building materials and their availability;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	our ability to control costs when hiring employees in a highly competitive labor market;
●	our ability to control cost and expenses, particularly those associated with operating a publicly traded company;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions and brokers;

●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of our investment securities and other financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or strategic plan implementation;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

The following represent our critical accounting policies:

Allowance for Credit Losses. Effective January 1, 2023, the Company adopted Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), referred to as CECL. Upon adoption of CECL, the Company made a one-time cumulative-effect adjustment that decreased retained earnings by $1.0 million. This adjustment was the result of a $1.0 million increase in the allowance for credit losses from $1.8 million at December 31, 2022 to $2.8 million upon adoption of the new CECL methodology on January 1, 2023 and an increase of $254,000 in the allowance for unfunded commitments. The adjustment was primarily a result of incorporating forward-looking estimated loss estimates and an allowance for off-balance sheet commitments (unfunded commitments). The allowance for credit losses applies to any financial asset carried at amortized cost, including off-balance sheet commitments (unfunded commitments). The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. The Company uses the weighted average remaining maturity (WARM) method to estimate future expected losses for all of the Company’s loan pools. The allowance for credit losses on loans is a reserve for estimated current expected credit losses on individually evaluated loans determined to be impaired as well as estimated current expected credit losses inherent in the loan portfolio. Actual credit losses, net of recoveries, are deducted from the allowance for credit losses. Loans are charged off when management believes that the collectability of the principal is confirmed. Subsequent recoveries, if any, are credited to the allowance for credit losses. A provision for credit losses, which is a charge against earnings, is recorded to bring the allowance for credit losses to a level that, in management’s judgment, is adequate to absorb current expected losses in the loan portfolio. Management’s evaluation process used to determine the appropriateness of the allowance for credit losses is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect current expected credit losses. Because interpretation and analysis involves judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated credit losses and therefore the appropriateness of the allowance for credit losses could change significantly.

The allocation methodology applied by the Company is designed to assess the appropriateness of the allowance for credit losses on loans and includes allocations for specifically identified collateral dependent loans and loss factor allocations for all remaining loans, with a component primarily based on historical peer and Company loss rates, reasonable and supportable forecasts, and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions, reasonable and supportable forecasts, and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allowance for credit losses on loans is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for credit losses on loans was adequate at March 31, 2024 and December 31, 2023. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for credit losses. As a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is the responsibility of the Company and any increase or decrease in the allowance is the responsibility of management.

The allowance for credit losses on unfunded commitments is calculated using the same methodology as loans and considers the funding probability and the amount to be expected to be funded over the life of the commitment.

The Company assesses held to maturity (HTM) securities for credit losses and due to the HTM securities primarily being issued by government-sponsored entities or being highly rated municipals, management concluded that no credit loss should be recognized for these securities for the three months ended March 31, 2024.

The CECL standard also requires for credit losses on available for sale (AFS) securities to be recorded through an allowance for credit losses rather a write-down of the individual security. As of March 31, 2024, the Company did not have an allowance for credit losses on AFS securities based upon the decline in fair value being attributable to changes in market interest rates and not credit quality.

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

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total Assets. Total assets were $463.8 million at March 31, 2024, an increase of $11.8 million, or 2.6%, from $452.0 million at December 31, 2023. The increase was due primarily to increases in cash, fed funds sold and interest bearing deposits in banks of $24.1 million, or 94.9%, to $49.5 million at March 31, 2024 from $25.4 million at December 31, 2023 offset by a decrease in securities of $1.5 million, or 1.2%, and a decrease in net loans and leases of $12.4 million, or 4.4%, from $279.9 million at December 31, 2023 to $267.5 million at March 31, 2024. The decrease in loans was primarily due to the block sale of 54 performing loans totaling $12.4 million at a loss of $1.5 million, net of mortgage servicing rights, as part of a portfolio repositioning strategy to take advantage of repricing opportunities with the goal of increasing yield, shortening weighted average life and diversifying the loan portfolio while reducing the concentration in residential mortgages.

Cash and Cash Equivalents. Cash and cash equivalents increased $7.9 million, or 60.3%, to $21.0 million (which includes fed funds sold of $15.1 million) at March 31, 2024 from $13.1 million (which includes fed funds sold of $7.6 million) at December 31, 2023. This increase was primarily the result of the loan sale of $12.4 million resulting primarily from the strategic sale of a block of loans in March 2024, an increase in deposits of $14.6 million, or, 4.6%, and a decrease in securities on $1.5 million, partially offset primarily by a write down of $2.3 million to mark loans held for sale to fair value, dividends paid of $128,000, stock repurchases of $154,000, and an increase of $16.2 million in interest bearing deposits in banks to maximize return.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks increased $16.2 million, or 131.7%, to $28.5 million at March 31, 2024, compared to $12.3 million at December 31, 2023. The increase was primarily the result of net purchases of $5.0 million in Qwickrate Certificates of Deposit (CDs) and an increase of $11.0 million in excess cash being moved to a higher yielding interest bearing account. The Bank utilizes the Qwickrate listing service, which is a resource where banks can purchase and sell Certificates of Deposit (CDs) with other banks to invest excess funds in CDs at a competitive rate. At March 31, 2024, there was $8.2 million in short-term (3-6 months) Qwickrate CDs with other banks.

Securities Available for Sale. Securities available for sale decreased by $243,000, or 0.3%, to $93.1 at March 31, 2024 from $93.3 million at December 31, 2023. During the three months ended March, 31 2024, we had purchases of securities of $994,000 and received paydowns of $1.5 million. Net unrealized losses on the available for sale portfolio, including derivatives, decreased by $417,000, or 7.5%, to $5.2 million, net of tax, from $5.6 million, net of tax, due primarily to decreases in unrealized losses from rising market interest rates. Gross unrealized losses on the AFS portfolio consisting of 83 securities decreased from $7.2 million, or 7.2% of the portfolio’s amortized cost of $100.5 million at December 31, 2023, to $7.1 million, or 7.1% of the amortized cost of $100.2 million at March 31, 2024. These unrealized losses are due to increases in market interest rates.

Securities Held to Maturity. Securities held to maturity decreased by $1.2 million, or 4.6%, to $24.8 million at March 31, 2024 from $26.0 million at December 31, 2023. This decrease is due primarily to one security of $395,000 being called and paydowns of $818,000. The HTM portfolio had 69 securities with gross unrealized losses of $2.7 million, or 10.8%, of the amortized cost of $24.8 million at March 31, 2024 compared to $2.6 million, or 10.0%, of the amortized cost of $26.0 million at December 31, 2023. These unrealized losses are due to increases in market interest rates.

Loans and Leases Receivable, Net. Net loans and leases receivable decreased $12.4 million, or 4.4%, to $267.5 million at March 31, 2024 from $279.9 million at December 31, 2023. The decrease in loans was primarily due to the sale of a block of 54 performing loans totaling $12.4 million being sold at a loss of $1.5 million, net of mortgage servicing rights, and a write down of $2.3 million on 81 additional performing loans from a book value of $17.0 million to a fair value of $14.7 million while these loans are being held for sale. The sales are part of a portfolio repositioning strategy to take advantage of repricing opportunities with the goal of increasing yield, shortening weighted average life and diversifying the loan portfolio while reducing the concentration in residential loans and the risk related to that concentration. There were additional loan principal paydowns of $3.7 million and payoffs of $13.3 million partially offset by $16.8 million in originations.

The loan and lease portfolio, including loans held for sale of $14.7 million 1-4 family residential loans, totaled $270.3 million and is comprised of $255.1 million, or 94.4%, real estate loans, $6.8 million, or 2.51%, commercial and industrial loans, $4.5 million, or 1.7%, consumer loans and $3.9 million, or 1.4%, municipal and other loans. Real estate loans include $157.2 million, or 58.2%, 1-4 family residential loans, $11.2 million, or 4.4%, multi-family loans $42.1 million, or 16.1%, commercial real estate (CRE), $16.4 million, or 6.1%, in1-4 family construction loans, $20.8 million, or 7.7%, in other construction and development loans and $7.4 million, or 2.7%, in farmland loans. Total loans include interim construction loans of $31.2 million, or 61.7%, of the completed project balance of $50.6 million which includes $23.6 million in single-family residence loans, including $5.9 million in speculative loans to builders, $2.4 million in subdivision construction, $16.2 million in muti-family construction and $8.4 million in CRE. The total construction loan portfolio consisted of 78 loans with outstanding balances of $50.6 million at March 31, 2024 compared to 82 loans at December 31, 2023 with outstanding balances of $54.3 million.

Deposits. Deposits increased $14.6 million, or 4.6%, to $331.8 million at March 31, 2024 from $317.2 million at December 31, 2023. Core deposits (defined as all deposits other than certificates of deposit) increased $11.3 million, or 5.7%, to $209.8 million at March 31, 2024 from $198.5 million at December 31, 2023. Retail certificates of deposit increased $3.3 million, or 3.1%, to $109.8 million at March 31, 2024 from $106.5 million at December 31, 2023. At March 31, 2024, there were $12.0 million in brokered deposits. The average cost of deposits increased 48 basis points, or 23.1%, to 2.56% at March 31, 2024 compared to 2.08% at December 31, 2023. At March 31, 2024, there were 179 accounts with balances in excess of the $250,000 FDIC insurance limit with an aggregate balance of $93.9 million, or 28.3% of deposits. The amount that was over $250,000 was $49.2 million, or 14.8%, that was potentially uninsured, including certificates of deposit of $9.7 million and $39.5 million in checking, MMDA and savings accounts.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank decreased by $369,000, or 0.5%, to $76.5 million at March 31, 2024 from $76.9 million at December 31, 2023 due to normal payments on amortizing advances. There are six advances totaling $15.7 million maturing in 2024. There are no current plans to renew these advances.

Total Shareholders’ Equity. Total shareholders’ equity decreased $2.2 million, or 4.1%, to $51.5 million at March 31, 2024 from $53.7 million at December 31, 2023. This decrease was primarily due to a net loss for the three months ended March 31, 2024 of $2.7 million resulting primarily from the loss on the sale of loans of $1.5 million, net of mortgage servicing rights, and a $2.3 million provision to mark loans held for sale to fair value. The Company also repurchased 11,000 shares of its common stock for a decrease of $154,000 and paid quarterly dividends totaling $128,000, partially offset by an increase in equity of $286,000 from vesting of the 2022 Equity Plan and an increase of $46,000 with the quarterly accrual of ESOP commitments for the three months ended March 31, 2024.

At March 31, 2024, Broadstreet Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes. A community bank leverage ratio of at least 9.0% is required to be considered “well capitalized” under regulatory requirements. At March 31, 2024, Broadstreet Bank was well capitalized and had a ratio of 10.09%.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are only included in the computation of average balances. Average yields for loans include loan fees of $85,000 and $70,000 for the three months ended March 31, 2024 and 2023, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Three Months Ended March 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$281,314	$3,709	5.27%	$256,757	$2,780	4.33%
Allowance for credit losses	(3,092)			(1,767)
PPP loans	—	—	—%	1	—	—%
Securities	119,053	1,216	4.09%	126,781	1,253	3.95%
Restricted stock	3,505	55	6.28%	2,649	25	3.78%
Interest bearing deposits in banks	18,834	256	5.44%	4,708	49	4.16%
Federal funds sold	5,017	67	5.34%	3,405	39	4.58%
Financial derivative	283	115		—	—	—%
Total interest earning assets	424,914	5,418	5.10%	392,534	4,146	4.22%
Noninterest earning assets	28,028			22,330
Total assets	$452,942			$414,864

Interest-bearing liabilities:
Interest bearing demand deposits	$63,949	102	0.64%	$64,109	58	0.36%
Regular savings and other deposits	47,958	39	0.33%	63,078	55	0.35%
Money market deposits	41,415	352	3.40%	28,313	170	2.40%
Certificates of deposit	120,692	1,264	4.19%	97,052	703	2.90%
Total interest bearing deposits	274,014	1,757	2.56%	252,552	986	1.56%
Advances from FHLB	76,639	696	3.63%	59,923	526	3.51%
Other liabilities	704	2	1.14%	526	2	1.52%
Total interest bearing liabilities	351,357	2,455	2.79%	313,001	1,514	1.93%
Noninterest bearing demand deposits	54,327			55,916
Other noninterest bearing liabilities	4,226			3,292
Total liabilities	409,910			372,209
Total shareholders’ equity	43,032			42,655
Total liabilities and shareholders' equity	$452,942			$414,864
Net interest income		$2,963			$2,632
Net interest rate spread (1)			2.31%			2.29%
Net interest earning assets (2)	$73,557			$79,533
Net interest margin (3)			2.79%			2.68%
Average interest earning assets to interest bearing liabilities			120.94%			125.41%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Three Months Ended March 31, 2024 and March 31, 2023

Net Income. The Company had a net loss of $2.7 million for the three months ended March 31, 2024, compared to a net loss of $1.0 million for the three months ended March 31, 2023, a decrease of $1.7 million, or 170.0%. The net loss was primarily due to a $2.4 million, or 200.0%, decrease in noninterest income resulting primarily from the sale of a group of 54 performing loans as part of a balance sheet repositioning strategy at a loss of $1.5 million, net of mortgage servicing rights, and funding a valuation allowance of $2.3 million to bring $17.0 million in residential mortgage loans held for sale to fair value. Additionally, there was a $433,000, or $16.4%, increase in noninterest expenses, partially offset by a $367,000, or 407.8%, decrease in the provision for credit losses and a $422,000, or 147.6%, decrease in income tax expense.

Interest Income. Interest income increased $1.3 million, or 31.7%, to $5.4 million for the three months ended March 31, 2024 from $4.1 million for the three months ended March 31, 2023. This was primarily the result of increased interest income on loans due to increased yields and an increase in the average balance of loans. Average interest earning assets increased by $32.4 million, or 8.3%, from $392.5 million for the three months ended March 31, 2023 to $424.9 million at March 31, 2024, and an increase in the yield on interest earning assets of 88 basis points, or 20.7%, from 4.22% for the three months ended March 31, 2023 to 5.10% for the three months ended March 31, 2024.

Interest income on loans increased $929,000, or 33.4%, to $3.7 million for the three months ended March 31, 2024 from $2.8 million for the three months ended March 31, 2023. This increase resulted primarily from an increase in average loans of $24.5 million, or 9.5%, from $256.8 million for the three months ended March 31, 2023 to $281.3 million for the three months ended March 31, 2024, with an increase in loan yield of 94 basis points, or 21.8%, to 5.27% for the three months ended March 31, 2024 from 4.33% for the three months ended March 31, 2023. The increase in loan yield was due primarily to increased market interest rates and increased loan fees primarily on loans other than residential mortgage loans. Additionally, the Company recognized $76,000 in interest income on a loan payoff from a loan had been on nonaccrual status.

Interest income on securities decreased $37,000, or 3.0%, from $1.3 million for the three months ended March 31, 2023 to $1.2 million for the three months ended March 31, 2024. This decrease resulted from a decrease in the average balance of securities of $7.7 million, or 6.1%, from $126.8 million for the three months ended March 31, 2023 to $119.1 million for the three months ended March 31, 2024, partially offset by and an increase of 13 basis points, or 3.3%, in average yield from 3.95% for the three months ended March 31, 2023 to 4.09% for the three months ended March 31, 2024. The rate increase is reflective of market rate increases and the diversification of the securities portfolio to include higher yielding commercial mortgage-backed securities, subordinated bank debt and other bonds with interest rates that are not tied to conventional residential mortgage loan rates.

Interest income on interest bearing deposits in banks increased $207,000, or 422.4%, from $49,000 for the three months ended March 31, 2023 to $256,000 for the three months ended March 31, 2024. This increase resulted primarily from an increase in average interest bearing deposits of $14.1 million, or 300.0% from $4.7 million for the three months ended March 31, 2023 to $18.8 million for the three months ended March 31, 2024 and an increase in average yield of 128 basis points, or 30.8%, from 4.16% for the three months ended March 31, 2023 to 5.44% for the three months ended March 31, 2024. There was also an increase of $28,000 in fed funds interest income for the three months ended March 31, 2024 primarily from an increase of 76 basis points, or 16.6%, in average yield on fed funds sold from 4.58% for the three months ended March 31, 2023 to 5.34% for the three months ended March 31, 2024 and a $1.6 million, or 47.1%, increase in average fed funds sold from $3.4 million for the three months ended March 31, 2023 to $5.0 million for the three months ended March 31, 2024. The increase in yields on deposits in banks and fed funds is reflective of the increase in market interest rates and migration to higher rate deposits.

Dividends from restricted investments increased $30,000, or 120.0%, from $25,000 for the three months ended March 31, 2023 to $55,000 for the three months ended March 31, 2024. This increase primarily resulted from a $27,000, or 108%, increase in dividends from FHLB stock from $25,000 for the three months ended March 31, 2023 to $52,000 for the three months ended March 31, 2024.

Interest income from the fair value hedge was $115,000 for the three months ended March 31, 2024. The Company entered into an interest rate swap agreement in May 2023 to convert a portion of its interest rate exposure from fixed rates to floating rates to help manage the interest rate risk position. Refer to additional detail regarding the fair value hedge in Note 10 – Derivatives of the accompanying unaudited consolidated financial statements.

Interest Expense. Total interest expense increased $941,000, or 62.2%, to $2.4 million for the three months ended March 31, 2024 from $1.5 million for the three months ended March 31, 2023 primarily due to an increase in average interest earning liabilities of $38.4 million to $351.4 million for the three months ended March 31, 2024 from $313.0 million for the three months ended March 31, 2023 and an increase in the average cost of interest-bearing liabilities of 86 basis points, or 44.5%, from 1.93% for the three months ended March 31, 2023 to 2.79% for the three months ended March 31, 2024, primarily due to an increase in deposit and funding costs. Interest expense on deposit accounts increased $771,000, or 78.2%, to $1.8 million for the three months ended March 31, 2024 from $986,000 for the three months ended March 31, 2023, due to an increase in the average deposit cost of 100 basis points, or 64.2%, from 1.56% for the three months ended March 31, 2023 to 2.56% for the three months ended March 31, 2024 and an increase in average interest-bearing deposits of $21.4 million, or 8.5% from $252.6 million for the three months ended March 31, 2023 to $274.0 million for the three months ended March 31, 2024, with the increase being in higher yielding certificates of deposit and money market deposits, offset by a decrease in lower cost interest-bearing transaction and savings accounts. Part of the migration to higher yielding accounts resulted from a deposit retention strategy of offering a special higher interest rate CD and higher money market rates implemented during 2023.

Interest expense on Federal Home Loan Bank advances increased $170,000, or 32.3%, to $696,000 for the three months ended March 31, 2024 from $526,000 for the three months ended March 31, 2023. This increase was due primarily to the increase in the average balance of Federal Home Loan Bank advances of $16.7 million, or 27.9%, to $76.6 million for the three months ended March 31, 2024 from $59.9 million for the three months ended March 31, 2023 and an increase in average yield of 12 basis points, or 3.5%, from 3.51% for the three months ended March 31, 2023 to 3.63% for the three months ended March 31, 2024. The increase in average advances was primarily to fund loan growth and securities purchases related to a repricing strategy in 2023.

Net Interest Income. Net interest income increased $331,000, or 12.6%, to $3.0 million for the three months ended March 31, 2024 from $2.6 million for the three months ended March 31, 2023 due primarily to an increase in interest-earning assets of $32.4 million, or 8.3%, to $424.9 million at March 31, 2024 from $392.5 million at March 31, 2023. Net interest margin had an 11 basis point, or 4.0%, increase to 2.79% for the three months ended March 31, 2024 from 2.68% for the three months ended March 31, 2023. The increase in net interest rate spread was primarily due to repricing strategies initiated in 2023 allowing us to increase the speed of repricing interest earning assets to better align with the speed of interest bearing liabilities. The average yield on interest earning assets increased by 88 basis points, or 20.7%, compared to the average increase on interest bearing liabilities increasing by 86 basis points, or 44.5%.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the reversal of provision for credit losses was $277,000 for the three months ended March 31, 2024, compared to a provision for credit losses of $90,000 for the three months ended March 31, 2023, resulted in a decrease of $367,000, or 407.8%, primarily due to a decrease of $12.4 million in net loans and leases receivable to $267.5 million at March 31, 2024 from $279.9 million at December 31, 2023 and additionally removing $17.0 million in loans held for sale from the allowance calculation due to those loans being carried at fair value. Removal of the $29.4 million in loans connected with the loan sale resulted in $265,000 of the $277,000 reversal of the provision for credit losses.

Noninterest Income. Noninterest income decreased $2.4 million, or 200.0%, to a loss of $3.6 million for the three months ended March 31, 2024 from a loss of $1.2 million for the three months ended March 31, 2023, due primarily to a loss of $1.5 million, net of mortgage servicing rights, from the sale of loans, writing down a group of residential mortgage loans being held for sale to fair value by providing a valuation allowance of $2.3 million, and a loss of $283,000 associated with demolition of the previous Lindale branch building. This was partially offset by a gain on the sale of other real estate owned of $37,000. The losses of the loan sales involved the sale of a block of 54 performing loans totaling $12.4 million at a loss of $1.5 million, net of mortgage servicing rights, with another 81 loans totaling $17.0 million being marked down to a fair value of $14.7 million as part of a portfolio repositioning strategy to take advantage of repricing opportunities with the goal of increasing yield, shortening weighted average life and diversifying the loan portfolio while reducing the concentration in residential mortgages.

Noninterest Expense. Noninterest expense increased $433,000, or 16.4%, to $3.1 million for the three months ended March 31, 2024 from $2.6 million for the three months ended March 31, 2023 primarily due to increases in salaries and employee benefits, occupancy and equipment, data processing, and other expenses.

Salary and employee benefit expenses increased by $98,000, or 6.3%, to $1.7 million for the three months ended March 31, 2024 from $1.6 million for the three months ended March 31, 2023, due to an initial $129,000 vesting expense for equity awards offset by reduced executive salary expense related to the CEO transition in 2023. Occupancy and equipment expense increased $88,000, 44.7%, primarily due to additional expenses related to a new branch in Tyler and completion of a new branch building in Lindale. Data processing increased $20,000, or 9.0%, due primarily to normal cost increases from providers. Other expenses increased $237,000, or 61.7%, primarily due to an increase of $61,000 in audit and accounting expenses related primarily to loan review, an increase in FDIC assessment expenses of $23,000 primarily due to an overall increase in the FDIC assessment rate and an increase in deposits, an increase of $20,000 in office supply expense and $17,000 in marketing expense primarily related to opening new locations, entering new markets and expenses associated with changing the Bank’s name. The Bank had nonrecurring costs of $28,000 associated with the demolition cost of the existing building in Lindale and legal fees of $38,000.

Income Tax Expense. Income tax expense decreased by $422,000, or 147.6%, to a tax benefit $708,000 for the three months ended March 31, 2024 from a tax benefit of $286,000 for the three months ended March 31, 2023, due to a decrease in net income before taxes of $2.1 million from a loss of $1.3 million for the three months ended March 31, 2023 to a loss of $3.4 million for the three months ended March 31, 2024. The effective tax rate was 20.87% and 21.95% for the three months ended March 31, 2024 and 2023, respectively. The decrease in effective tax rate was primarily due to nontaxable income increasing at a faster rate than taxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. The Federal Reserve Bank of Boston provides the Bank with a federal funds line of credit. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Dallas. At March 31, 2024, we had outstanding advances of $76.5 million from the Federal Home Loan Bank of Dallas. At March 31, 2024, we had unused borrowing capacity of $81.2 million with the Federal Home Loan Bank of Dallas. In addition, at March 31, 2024, we had an unused $10.0 million line of credit with Texas Independent Bankers Bank and an unused $5.0 million line of credit with First Horizon Bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 included as part of the consolidated financial statements included in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Broadstreet Bank, and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Broadstreet Bank. The amount of dividends that Broadstreet Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. At March 31, 2024, Texas Community Bancshares, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $9.8 million.

Liquidity management and asset quality continue to be high priorities. With continued volatility in the market, recent banking sector events and market interest rate increases, liquidity management and analysis is a key factor in daily asset and liability management and strategic planning. We are monitoring deposit balances daily. We run stress tests quarterly in multiple scenarios, which include deposit runoff combined with the inability to access our available lines of credit and a reduction in the availability of FHLB advances. The scenarios indicate that we are able to maintain our operational liquidity with a designated buffer with our liquidity resources available. We are closely monitoring our assets, liabilities, capital and investment portfolio unrealized losses for possible issues and opportunities related to the current economic and market conditions.

We are monitoring our large depositors and continue to have discussions on how to have FDIC coverage to the fullest legal extent, which is over $250,000 for many depositors depending on the type of account ownership. At March 31, 2024, there were 179 accounts with balances in excess of the $250,000 FDIC insurance limit with a total of $93.9 million, or 28.3% of deposits. The amount that was over $250,000 was $49.2 million, or 14.8%, that was potentially uninsured, including certificates of deposit of $9.7 million and $39.5 million in checking, MMDA and savings accounts.

At March 31, 2024, the weighted average life (WAL) of our securities portfolio is 5.1 years. The gross unrealized losses on the AFS securities was $7.1 million, or 7.1% of the $100.2 million AFS portfolio and 12.5% of capital. Unrealized losses on the HTM securities were $2.7 million, or 10.9% of the $24.8 million HTM portfolio and 4.8% of capital. The total gross unrealized losses are $9.9 million, or 7.9% of the $125.0 million securities portfolio and 17.5% of capital, which includes $59.3 million, or 47.4%, that are agency issued and guaranteed by the U.S.

government. These losses are the result of market interest rate increases and we continue to monitor the portfolio for credit and other risks. The net unrealized loss on AFS securities and derivative combined, and the corresponding other comprehensive loss, was $5.2 million, or 9.2% of capital. Over the next 24 months from March 31, 2024, we expect to realize $43.8 million in cash flow from the securities portfolio with $18.1 million in 2024, $22.6 million in 2025 and $3.1 million in 2026. We should receive $25.4 million of that over the next 12 months. See the Securities section of the management discussion and analysis for more information.

During the year ended December 31, 2023, the Bank entered into interest rate swap agreements with a total notional amount of $25 million to hedge the risk of changes in the fair value of fixed rate AFS securities for changes in the SOFR benchmark rate. At March 31, 2024, the derivatives were highly effective and offset the unrealized loss on AFS securities by $442,000 bringing the net other comprehensive loss from $5.6 million to $5.2 million.

Our asset quality remains strong. We are being optimistically cautious with our lending and strategic decisions, staying focused on long-term goals and taking advantage of opportunities while being diligent about recognizing and mitigating risk. At March 31, 2024, our allowance for credit losses to loans and leases held for investment was 1.10%. The Bank continues to monitor rates and loan demand weekly and align pricing accordingly. Housing supply and demand, primarily in our Mineola and Lindale markets where home sales and new home construction have been active, are monitored for indicators of a significant change in the local housing markets. We are increasing our lending in CRE and other commercial lending to more strategically balance our loan portfolio. This is a key component of the strategy of selling the $30 million in loans. At March 31, 2024, we do not have any plans to sell additional loans above the $14.7 million being held for sale.

We are currently utilizing listed CDs (Qwickrate) with terms of 3-6 months with full FDIC insurance in order to keep funds liquid while also earning a higher return than holding balances in fed funds.

The following are the various liquidity sources we had available at March 31, 2024 that we could use as needed:

●	FHLB borrowing capacity of $81.2 million
●	$15 million in unused credit lines with 2 correspondent banks
●	Federal Reserve discount window
●	Qwickrate CD Program
●	Brokered deposits
●	The ability to sell securities.
●	The ability to sell a group of loans in the secondary market on an as needed basis
●	The ability to sell some of our BOLI assets

At March 31, 2024, Broadstreet Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
●	maintaining a high level of liquidity;
●	growing our volume of core deposit accounts;
●	managing our investment securities portfolio so as to reduce the average maturity and effective life of the portfolio;
●	managing our borrowings from the Federal Home Loan Bank of Dallas;
●	continuing to diversify our loan portfolio by adding more commercial loans, which typically have shorter maturities, adjustable rates, and fee income;
●	expanding our wholesale lending program to be able to meet customer loan needs while managing the weighted average life and interest rate risk in the loan portfolio; and
●	Derivatives.

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

At March 31, 2024
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$11,938	8.90%
300	11,755	7.30%
200	11,533	5.20%
100	11,267	2.80%
Level	10,958	—
(100)	10,499	(4.20)%
(200)	10,210	(6.80)%
(300)	9,790	(10.70)%
(400)	9,475	(13.50)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 5.2% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 6.8% decrease in net interest income.

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

At March 31, 2024
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$45,661	$(1,723)	(3.64)%	11.28%	78
300	46,888	(496)	(1.05)%	11.29%	79
200	47,740	356	0.75%	11.19%	69
100	48,019	635	1.34%	10.95%	45
Level	47,384	—	—%	10.50%	—
(100)	45,757	(1,627)	(3.43)%	9.85%	(65)
(200)	42,241	(5,143)	(10.85)%	8.82%	(168)
(300)	36,214	(11,170)	(23.57)%	7.33%	(317)
(400)	30,088	(17,296)	(36.50)%	5.93%	(457)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.75% increase in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 10.85% decrease in EVE.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” in Item 2 above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

During the quarter ended March 31, 2024, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2024, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

Item 1A.  Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On May 16, 2023, the Company announced a program to repurchase up to 164,842 shares of the Company’s outstanding common stock, or approximately 5% of the shares then outstanding. On November 9, 2023, the Company announced a second repurchase plan to repurchase 161,316 shares or approximately 5% of the shares outstanding. The program has no stated expiration date. As of March 31, 2024, the Company had repurchased 185,842 shares under the plans.

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended March 31, 2024.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plans
January 1, 2024 - January 31, 2024	-	$-	-	151,316
February 1, 2024 - February 29, 2024	-	-	-	151,316
March 1, 2024 - March 31, 2024	11,000	14.03	11,000	140,316
Total	58,425	$12.70	58,425

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

TEXAS COMMUNITY BANCSHARES, INC.

Date: May 14, 2024	/s/ Jason Sobel
Jason Sobel
President and Chief Executive Officer

Date: May 14, 2024	/s/ Julie Sharff
Julie Sharff, CPA
Chief Financial Officer