Form 10-Q
period 2024-06-30
Texas Community Bancshares, Inc.
filed 2024-08-13
CIK 1849466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 3,155,675 shares, par value $0.01 per share, of the Registrant’s common stock outstanding as of August 12, 2024.

Texas Community Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

June 30, 2024 and December 31, 2023

(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Cash and due from banks	$6,738	$5,412
Federal funds sold	25,541	7,648
Cash and cash equivalents	32,279	13,060
Interest bearing deposits in banks	7,758	12,298
Securities available for sale	89,554	93,327
Securities held to maturity (fair values of $21,253 at June 30, 2024 and $23,400 at December 31, 2023)	23,848	26,020
Loans receivable, net of allowance for credit losses of $2,975 at June 30, 2024 and $3,096 at December 31, 2023	267,344	279,896
Net investment in direct financing leases	1,340	36
Accrued interest receivable	1,739	1,728
Premises and equipment, net	11,732	11,609
Bank-owned life insurance	6,281	6,238
Other real estate owned	480	162
Restricted investments carried at cost	4,106	3,909
Core deposit intangible	198	265
Deferred income taxes	2,904	2,432
Financial derivative	632	115
Other assets	1,400	949
	$451,595	$452,044
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$42,958	$45,538
Interest bearing	281,625	271,703
Total deposits	324,583	317,241
Advances from Federal Home Loan Bank (FHLB)	71,212	76,896
Accrued expenses and other liabilities	4,025	4,218
Total liabilities	399,820	398,355
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,371,117 issued and 3,155,675 outstanding at June 30, 2024 and 3,350,268 issued and 3,175,426 outstanding at December 31, 2023	34	34
Additional paid in capital	32,145	31,671
Retained earnings	29,380	31,972
Accumulated other comprehensive loss	(4,869)	(5,592)
Unearned Employee Stock Ownership Program (ESOP) shares, at cost	(2,132)	(2,197)
Treasury stock, at cost (215,442 shares at June 30, 2024 and 174,842 shares at December 31, 2023)	(2,783)	(2,199)
Total shareholders' equity	51,775	53,689
	$451,595	$452,044

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Interest Income
Loans, including fees	$3,801	$3,099	$7,510	$5,879
Debt securities
Taxable	1,204	1,216	2,374	2,420
Non taxable	36	44	82	93
Dividends on restricted investments	54	36	109	61
Federal funds sold	239	31	306	70
Deposits with banks	222	79	478	128
Financial derivative	125	33	240	33
Total interest income	5,681	4,538	11,099	8,684
Interest Expense
Deposits	1,813	1,247	3,570	2,233
Advances from FHLB	683	636	1,379	1,162
Other	2	3	4	5
Total interest expense	2,498	1,886	4,953	3,400
Net Interest Income	3,183	2,652	6,146	5,284
Provision (Credit) for Credit Losses - loans	163	112	(88)	195
Provision (Credit) for Credit Losses - off-balance sheet credit exposures	(39)	(19)	(65)	(12)
Provision (Credit) for Credit Losses	124	93	(153)	183
Net Interest Income After Provision for Credit Losses	3,059	2,559	6,299	5,101
Noninterest Income
Service charges on deposit accounts	167	170	335	331
Other service charges and fees	356	301	616	580
Net loss on securities transactions	—	—	—	(1,687)
Net loss on sale of loans	(69)	—	(3,850)	—
Net loss on sale of other real estate owned	(78)	—	(41)	—
Net loss on sale of premises and equipment	—	—	(283)	—
Net appreciation on bank-owned life insurance	13	26	43	51
Other income	4	14	11	29
Total noninterest income (loss)	393	511	(3,169)	(696)
Noninterest Expenses
Salaries and employee benefits	1,644	1,683	3,309	3,250
Occupancy and equipment expense	273	205	558	402
Data processing	233	221	474	442
Technology expense	189	115	303	224
Contract services	72	65	134	127
Director fees	79	99	162	197
Other expense	564	491	1,185	875
Total noninterest expense	3,054	2,879	6,125	5,517
Income (Loss) Before Income Taxes	398	191	(2,995)	(1,112)
Income Tax Expense (Benefit)	50	31	(658)	(255)
Net Income (Loss)	$348	$160	$(2,337)	$(857)
Income (loss) per share - basic	$0.12	$0.05	$(0.79)	$(0.28)
Income (loss) per share - diluted	$0.12	$0.05	$(0.78)	$(0.28)
Weighted-average shares outstanding - basic	2,962,136	3,131,800	2,967,570	3,093,113
Weighted-average shares outstanding - diluted	3,007,309	3,131,800	3,012,493	3,093,113

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income (Loss)	$348	$160	$(2,337)	$(857)

Other items of comprehensive income (loss)
Debt Securities
Net changes in fair value of available for sale securities, before tax	311	(1,397)	398	(1,159)
Reclassification adjustment for realized loss on sale of investment securities included in net loss, before tax	—	—	—	1,687
Net changes in fair value of available for sale securities hedged, before tax	75	550	516	550
Total other items of comprehensive income (loss), before tax	386	(847)	914	1,078

Income tax (expense) benefit related to other items of comprehensive income (loss)	(80)	179	(191)	(226)
Total other items of comprehensive income (loss), after tax	306	(668)	723	852

Comprehensive Income (Loss)	$654	$(508)	$(1,614)	$(5)

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
Three Months Ended June 30, 2024 and 2023	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance at April 1, 2024	$—	$34	$31,970	$29,159	$(5,175)	$(2,164)	$(2,353)	$51,471
Net income	—	—	—	348	—	—	—	348
Stock based compensation expense	—	—	160	—	—	—	—	160
Other comprehensive income, net of tax	—	—	—	—	306	—	—	306
Cash dividend declared ($0.04 per share)	—	—	—	(127)	—	—	—	(127)
ESOP shares committed to be released, 3,277 shares	—	—	15	—	—	32	—	47
Treasury stock purchased, 29,600 shares	—	—	—	—	—	—	(430)	(430)
Balance at June 30, 2024	$—	$34	$32,145	$29,380	$(4,869)	$(2,132)	$(2,783)	$51,775

Balance at April 1, 2023	$—	$34	$31,218	$31,989	$(5,479)	$(2,313)	$—	$55,449
Net income	—	—	—	160	—	—	—	160
Stock based compensation expense	—	—	182	—	—	—	—	182
Other comprehensive loss, net of tax	—	—	—	—	(668)	—	—	(668)
Cash dividend declared ($0.03 per share)	—	—	—	(101)	—	—	—	(101)
ESOP shares committed to be released, 3,258 shares	—	—	5	—	—	33	—	38
Treasury stock purchased, 50,267 shares	—	—	—	—	—	—	(610)	(610)
Balance at June 30, 2023	$—	$34	$31,405	$32,048	$(6,147)	$(2,280)	$(610)	$54,450

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
Six Months Ended June 30, 2024 and 2023	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance at January 1, 2024	$—	$34	$31,671	$31,972	$(5,592)	$(2,197)	$(2,199)	$53,689
Net loss	—	—	—	(2,337)	—	—	—	(2,337)
Stock based compensation expense	—	—	446	—	—	—	—	446
Other comprehensive income, net of tax	—	—	—	—	723	—	—	723
Cash dividend declared ($0.04 per share)	—	—	—	(255)	—	—	—	(255)
ESOP shares committed to be released, 6,554 shares	—	—	28	—	—	65	—	93
Treasury stock purchased, 40,600 shares	—	—	—	—	—	—	(584)	(584)
Balance at June 30, 2024	$—	$34	$32,145	$29,380	$(4,869)	$(2,132)	$(2,783)	$51,775

Balance at January 1, 2023	$—	$33	$31,099	$34,083	$(6,999)	$(2,346)	$—	$55,870
Cumulative change in accounting principle (adoption of ASC 326)	—	—	—	(1,010)	—	—	—	(1,010)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	—	33	31,099	33,073	(6,999)	(2,346)	—	54,860
Net loss	—	—	—	(857)	—	—	—	(857)
Stock based compensation expense	—	—	285	—	—	—	—	285
Issuance of restricted stock awards	—	1	—	—	—	—	—	1
Other comprehensive income, net of tax	—	—	—	—	852	—	—	852
Cash dividend declared ($0.02 per share in Q1 and $0.03 per share in Q2)	—	—	—	(168)	—	—	—	(168)
ESOP shares committed to be released, 6,516 shares	—	—	21	—	—	66	—	87
Treasury stock purchased, 50,267 shares	—	—	—	—	—	—	(610)	(610)
Balance at June 30, 2023	$—	$34	$31,405	$32,048	$(6,147)	$(2,280)	$(610)	$54,450

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

	Six Months Ended
	June 30,
	2024	2023
Operating Activities
Net loss	$(2,337)	$(857)
Adjustments to reconcile net loss to net cash from operating activities
Provision (credit) for credit losses - loans	(88)	195
Provision (credit) for credit losses - off-balance sheet credit exposures	(65)	(12)
Net amortization (accretion) of securities	5	(6)
Depreciation and amortization	284	230
Net realized loss on sales of securities available for sale	—	1,687
Loss on sale of loans	3,850	—
Loss on disposal of fixed assets	283	—
Loss on sale of other real estate owned	41	—
Appreciation on bank-owned life insurance	(43)	(51)
ESOP compensation expense for allocated shares	93	87
Stock-based compensation	446	285
Deferred income tax benefit	(663)	(397)
Loss on fair value adjustment of fair value hedges	1	14
Net change in
Accrued interest receivable	(11)	(119)
Other assets	(449)	20
Accrued expenses and other liabilities	(197)	423
Net Cash from Operating Activities	1,150	1,499
Investing Activities
Net change in interest bearing deposits in banks	4,540	(3,061)
Activity in available for sale securities
Purchases	(3,474)	(9,511)
Sales	—	17,027
Maturities, prepayments and calls	7,703	2,724
Activity in held to maturity securities
Purchases	—	(2,139)
Maturities, prepayments and calls	2,109	2,025
Purchases of restricted investments	(197)	(571)
Loan originations and principal collections, net	(13,966)	(18,645)
Net (increase) decrease in net investment in direct financing leases	(1,304)	28
Proceeds from sale of loans, originally classified as loans held for investment	22,971	—
Proceeds from sales of other real estate owned	49	—
Additions of premises and equipment	(1,181)	(3,324)
Net Cash from (used for) Investing Activities	17,250	(15,447)
Financing Activities
Net increase in deposits	7,342	6,487
Advances from FHLB and other borrowings	—	23,201
Payments on FHLB and other borrowings	(5,684)	(13,839)
Cash dividends declared and paid	(255)	(168)
Purchases of treasury stock	(584)	(610)
Net Cash from Financing Activities	819	15,071
Net Change in Cash and Cash Equivalents	19,219	1,123
Cash and Cash Equivalents at Beginning of Period	13,060	8,927
Cash and Cash Equivalents at End of Period	$32,279	$10,050

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

Note 1 -    Summary of Significant Accounting Policies

General

Texas Community Bancshares, Inc. (the “Company”), a Maryland corporation and registered bank holding company, was incorporated on March 5, 2021. The Company became the holding company for Broadstreet Bank, SSB (the “Bank”), formerly known as Mineola Community Bank, SSB prior to December 4, 2023, as part of a mutual to stock conversion completed on July 14, 2021. The Company’s shares trade on the NASDAQ under the symbol TCBS. Voting rights in the Company are held and exercised exclusively by the shareholders of the Company.

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

Policies and practices which materially affect the determination of financial position, results of operations and cash flows are summarized as follows:

Interim Financial Statements

The interim unaudited consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2024, or any other period. Certain prior period data presented in the consolidated financial statements has been reclassified to conform with the current period presentation. The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited consolidated financial statements and notes, contained in the Company’s Form 10-K for the year ended December 31, 2023. Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2023.

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

Three and Six Months Ended June 30, 2024 and 2023

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

Subsequent Events

On July 31, 2024, the Company permanently closed the Loan Production office in Canton, Texas, resulting in premises and equipment dispositions of approximately $4.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income (Loss)	$348	$160	$(2,337)	$(857)

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	3,178,502	3,363,064	3,187,814	3,327,647
Less: average unearned ESOP shares	(216,366)	(231,264)	(220,244)	(234,534)
Weighted average shares outstanding for basic earnings per share	2,962,136	3,131,800	2,967,570	3,093,113

Additional dilutive shares	45,173	—	44,923	—

Weighted average shares outstanding for dilutive earnings per share	3,007,309	3,131,800	3,012,493	3,093,113

Basic earnings (loss) per share	$0.12	$0.05	$(0.79)	$(0.28)

Dilutive earnings (loss) per share	$0.12	$0.05	$(0.78)	$(0.28)

Nonvested restricted stock awards for 71,401 and 115,964 shares of common stock were not considered in computing diluted earnings per share for 2024 and 2023, respectively, because they were antidilutive. Stock options for 225,430 and 289,932 shares of common stock were not considered in computing diluted earnings per share for 2024 and 2023 because they were nonvested. Stock options for 46,258 shares of common stock have vested, however, were not considered in computing diluted earnings per share for 2024, because they were antidilutive.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

Note 3 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$25,750	$100	$(1,288)	$24,562
Collateralized mortgage obligations	48,089	36	(2,466)	45,659
State and municipal	15,172	—	(1,870)	13,302
Corporate bonds	7,343	—	(1,312)	6,031
Total securities available for sale	$96,354	$136	$(6,936)	$89,554

Held to Maturity
Debt Securities:
Residential mortgage-backed	$20,705	$—	$(2,571)	$18,134
State and municipal	1,579	—	(25)	1,554
U.S. Government and agency	1,564	1	—	1,565
Total securities held to maturity	$23,848	$1	$(2,596)	$21,253

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$26,379	$—	$(1,454)	$24,925
Collateralized mortgage obligations	52,426	31	(2,578)	49,879
State and municipal	15,220	—	(1,870)	13,350
Corporate bonds	6,500	—	(1,327)	5,173
Total securities available for sale	$100,525	$31	$(7,229)	$93,327

Held to Maturity
Debt Securities:
Residential mortgage-backed	$22,301	$—	$(2,584)	$19,717
State and municipal	1,985	—	(35)	1,950
U.S. Government and agency	1,734	—	(1)	1,733
Total securities held to maturity	$26,020	$—	$(2,620)	$23,400

During the three and six months ended June 30, 2024, the Company had no sales of available for sale securities or held to maturity securities. During the three months ended June 30, 2023, the Company had no sales of available for sale or held to maturity securities. During the six months ended June 30, 2023, the Company had sales of available for sale securities of $17,027 with a loss of $1,687.

At June 30, 2024 and December 31, 2023, securities with a fair value of $16,168 and $14,152, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2024, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$—	$—
Due from one to five years	3,248	2,985	499	487
Due in five to ten years	12,826	11,114	1,564	1,566
After ten years	6,441	5,234	1,080	1,066
Residential mortgage-backed	25,750	24,562	20,705	18,134
Collateralized mortgage obligations	48,089	45,659	—	—
Total	$96,354	$89,554	$23,848	$21,253

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2024
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (1,84)	$462	$(12)	$30,166	$(3,847)
Collateralized mortgage obligations (3,22)	5,235	(26)	34,559	(2,440)
State and municipal (2,17)	672	(3)	14,183	(1,892)
Corporate bonds (2,12)	1,555	(38)	4,476	(1,274)
U.S. Government and agency (0,0)	—	—	—	—
Total	$7,924	$(79)	$83,384	$(9,453)

	December 31, 2023
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (4,85)	$9,486	$(46)	$35,156	$(3,992)
Collateralized mortgage obligations (5,20)	12,909	(207)	31,793	(2,371)
State and municipal (4,16)	1,718	(2)	13,582	(1,903)
Corporate bonds (0,12)	—	—	4,423	(1,327)
U.S. Government and agency (1,0)	1,733	(1)	—	—
Total	$25,846	$(256)	$84,954	$(9,593)

At June 30, 2024 and December 31, 2023, the Company had investment securities with approximately $9,453 and $9,593, respectively, in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the market depreciation was primarily the change in market interest rates and not the issuers’ financial condition or downgrades by rating agencies. In addition, approximately 13.4% of the principal balance from the Company’s investment portfolio will mature and be repaid to the Company within five years or less. As a result, the Company has the ability and intent to hold such securities

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

until maturity.

The Company monitors credit quality of debt securities held-to-maturity through the use of nationally-recognized credit ratings. The Company monitors credit rating on a continual basis. The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$20,705	$1,444	$1,564
Baa2	—	135	—
	$20,705	$1,579	$1,564

	December 31, 2023
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$22,301	$1,851	$1,734
Baa2	—	134	—
	$22,301	$1,985	$1,734

As of June 30, 2024 and December 31, 2023, there were no securities held to maturity on nonaccrual status or past due.

Mortgage-backed securities and Collateralized Mortgage Obligations

The unrealized losses on the Company’s investments in mortgage-backed securities and collateralized mortgage obligations were caused by market interest rate increases and decreases in prepayment speeds. The Company has no plans to sell these securities and will continue to monitor the unrealized losses’ effect on the financial statements. The contractual cash flows of many of these investments are guaranteed by agencies of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and prepayment speeds and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity. The unrealized losses on the Company’s investment in mortgage-backed securities have not been recognized into income and no allowance for credit losses was established at June 30, 2024 or December 31, 2023.

U.S. Government and agency

The unrealized losses on the Company’s investments in U.S. government and agency securities have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be at maturity. The decline in fair value is largely due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at June 30, 2024 and December 31, 2023.

Municipal Securities and Corporate Bonds

The unrealized losses on the Company’s investments in state and municipal securities and corporate bonds have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be at maturity. The decline in fair value is largely due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at June 30, 2024 and December 31, 2023.

Note 4 -   Loans and Allowance for Credit Losses

A summary of the balances of loans and leases follows:

	June 30,	December 31,
	2024	2023
Real estate
Construction and land	$43,248	$37,526
Farmland	7,453	8,317
1-4 Residential and multi-family	155,781	181,464
Commercial Real Estate	42,711	41,788
Total real estate	249,193	269,095
Agriculture	131	150
Commercial	7,024	6,900
Municipalities	8,651	2,173
Consumer and other	6,660	4,710
Subtotal	271,659	283,028
Less allowance for credit losses	(2,975)	(3,096)
Loans and leases, net	$268,684	$279,932

Direct financing leases of $1,340 and $36 are included in consumer and other loans at June 30, 2024 and December 31, 2023, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

The following tables set forth information regarding the activity in the allowance for credit losses for the three and six months ended June 30, 2024 and June 30, 2023:

	June 30, 2024
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Three months ended
Beginning balance, April 1, 2024	$369	$57	$1,385	$451	$1	$441	$34	$85	$2,823
Provision (credit) for credit losses	62	(2)	13	1	—	7	35	47	163
Loans charged-off	—	—	—	—	—	—	—	(30)	(30)
Recoveries	—	—	—	—	—	—	—	19	19
Balance, June 30, 2024	$431	$55	$1,398	$452	$1	$448	$69	$121	$2,975
Six months ended
Balance, January 1, 2024	$378	$66	$1,621	$482	$2	$441	$18	$88	$3,096
Provision (credit) for credit losses	53	(11)	(223)	(30)	(1)	7	51	66	(88)
Loans charged-off	—	—	—	—	—	—	—	(69)	(69)
Recoveries	—	—	—	—	—	—	—	36	36
Balance, June 30, 2024	$431	$55	$1,398	$452	$1	$448	$69	$121	$2,975

Balance, June 30, 2024 allocated to loans and leases individually evaluated	$—	$—	$37	$11	$—	$348	$—	$5	$401

Balance, June 30, 2024 allocated to loans and leases collectively evaluated	$431	$55	$1,361	$441	$1	$100	$69	$116	$2,574

Loans and leases receivable:
Balance, June 30, 2024 loans and leases individually evaluated	$306	$—	$1,587	$458	$—	$1,338	$—	$8	$3,697
Balance, June 30, 2024 loans and leases collectively evaluated	42,942	7,453	154,194	42,253	131	5,686	8,651	6,652	267,962
Balance, June 30, 2024	$43,248	$7,453	$155,781	$42,711	$131	$7,024	$8,651	$6,660	$271,659

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

	June 30, 2023
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Three months ended
Beginning balance, April 1, 2023	$419	$69	$1,470	$366	$79	$362	$7	$87	$2,859
Provision for credit losses	23	—	47	6	(78)	104	7	3	112
Loans charged-off	—	—	—	—	—	—	—	(3)	(3)
Recoveries	—	—	—	—	—	—	—	1	1
Balance, June 30, 2023	$442	$69	$1,517	$372	$1	$466	$14	$88	$2,969
Six months ended
Beginning balance prior to adoption of ASC 326	$262	$31	$812	$227	$1	$359	$4	$59	$1,755
Impact of adopting ASC 326 on January 1, 2023	92	28	677	133	2	61	$4	$28	1,025
Provision for credit losses	88	10	28	12	(2)	46	6	7	195
Loans charged-off	—	—	—	—	—	—	—	(9)	(9)
Recoveries	—	—	—	—	—	—	—	3	3
Balance, June 30, 2023	$442	$69	$1,517	$372	$1	$466	$14	$88	$2,969

	December 31, 2023
	Real Estate
	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Allowance for credit losses:
Balance, December 31, 2023 allocated to loans and leases individually evaluated	$17	$4	$23	$12	$—	$348	$—	$4	$408

Balance, December 31, 2023 allocated to loans and leases collectively evaluated	$361	$62	$1,598	$470	$2	$93	$18	$84	$2,688

Loans and leases receivable:
Balance, December 31, 2023 loans and leases individually evaluated	$962	$155	$1,432	$492	$—	$1,401	$—	$14	$4,456
Balance, December 31, 2023 loans and leases collectively evaluated	36,564	8,162	180,032	41,296	150	5,499	2,173	4,696	278,572
Balance, December 31, 2023	$37,526	$8,317	$181,464	$41,788	$150	$6,900	$2,173	$4,710	$283,028

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$306	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	467	41	2
Commercial real estate	56	—	—
Agriculture	—	—	—
Commercial	4	321	—
Municipalities	—	—	—
Consumer and other	—	—	—
Total	$833	$362	$2

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

	December 31, 2023
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$—	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	497	—	—
Commercial real estate	61	—	22
Agriculture	—	—	—
Commercial	6	345	8
Consumer and other	—	—	—
Total	$564	$345	$30

The Company did not recognize any interest income on nonaccrual loans during the periods ended June 30, 2024 or June 30, 2023.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
Construction and land	$306	$—	$
1-4 Residential & multi-family	650	—		—
Commercial real estate	56	—		—
Commercial	—	429		4
Total	$1,012	$429		$4

	December 31, 2023
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
1-4 Residential & multi-family	$645	$—	$—
Commercial real estate	61	—	—
Commercial	—	445	6
Total	$706	$445	$6

The Company had $1,445 and $1,157 in collateral-dependent loans at June 30, 2024 and December 31, 2023, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

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

Three and Six Months Ended June 30, 2024 and 2023

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes in methodology were made during the period ended June 30, 2024.

Certain loan segments were reclassified during the period ended June 30, 2024. Each loan segment is made up of loan categories with similar risk characteristics. The Company’s realignment of the segments primarily consisted of separately presenting municipality loans from the consumer and other category. Management believes this accurately represents the risk profile of each loan segment. The prior period balances have been revised to conform to the current period presentation. These reclassifications did not have a significant impact on the allowance for credit losses.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

Based on the most recent analysis performed, the risk category of loans by class of loans and gross chargeoffs as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Construction and land
Risk rating
Pass	$6,852	$27,556	$5,940	$635	$672	$1,287	$42,942
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	306	—	—	306
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$6,852	$27,556	$5,940	$941	$672	$1,287	$43,248
Farmland
Risk rating
Pass	$469	$1,841	$2,004	$293	$494	$2,352	$7,453
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$469	$1,841	$2,004	$293	$494	$2,352	$7,453
1-4 Residential & multi-family
Risk rating
Pass	$8,763	$30,330	$20,677	$30,374	$39,314	$24,736	$154,194
Special mention	—	—	—	218	93	143	454
Substandard	—	41	—	—	—	1,092	1,133
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$8,763	$30,371	$20,677	$30,592	$39,407	$25,971	$155,781
Commercial real estate
Risk rating
Pass	$2,751	$12,341	$5,374	$7,151	$3,068	$11,568	$42,253
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	458	458
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$2,751	$12,341	$5,374	$7,151	$3,068	$12,026	$42,711
Agriculture
Risk rating
Pass	$24	$46	$6	$55	$—	$—	$131
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$24	$46	$6	$55	$—	$—	$131
Commercial
Risk rating
Pass	$2,294	$2,011	$598	$234	$214	$335	$5,686
Special mention	—	—	—	—	—	—	—
Substandard	108	—	—	909	66	255	1,338
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$2,402	$2,011	$598	$1,143	$280	$590	$7,024
Municipalities
Risk rating
Pass	$7,268	$1,383	$—	$—	$—	$—	$8,651
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$7,268	$1,383	$—	$—	$—	$—	$8,651
Consumer and other
Risk rating
Pass	$3,237	$1,780	$655	$939	$38	$3	$6,652
Special mention	—	7	—	—	1	—	8
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$3,237	$1,787	$655	$939	$39	$3	$6,660
Current period gross charge-offs	$52	$13	$4	$—	$—	$—	$69

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Construction and land
Risk rating
Pass	$20,695	$12,821	$652	$867	$263	$1,266	$36,564
Special mention	—	647	—	—	—	—	647
Substandard	—	—	315	—	—	—	315
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$20,695	$13,468	$967	$867	$263	$1,266	$37,526
Farmland
Risk rating
Pass	$1,937	$2,275	$1,124	$502	$794	$1,530	$8,162
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	155	—	155
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$1,937	$2,275	$1,124	$502	$949	$1,530	$8,317
1-4 Residential & multi-family
Risk rating
Pass	$37,344	$28,374	$34,680	$44,761	$9,917	$24,956	$180,032
Special mention	—	—	—	—	—	108	108
Substandard	44	—	—	—	364	916	1,324
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$37,388	$28,374	$34,680	$44,761	$10,281	$25,980	$181,464
Commercial real estate
Risk rating
Pass	$13,226	$5,686	$7,253	$3,178	$6,926	$5,027	$41,296
Special mention	—	—	—	—	22	—	22
Substandard	—	—	—	—	—	470	470
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$13,226	$5,686	$7,253	$3,178	$6,948	$5,497	$41,788
Agriculture
Risk rating
Pass	$74	$10	$66	$—	$—	$—	$150
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$74	$10	$66	$—	$—	$—	$150
Commercial
Risk rating
Pass	$3,387	$844	$357	$341	$274	$297	$5,500
Special mention	—	—	—	—	—	—	—
Substandard	100	1	954	75	270	—	1,400
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$3,487	$845	$1,311	$416	$544	$297	$6,900
Municipalities
Risk rating
Pass	$1,405	$—	$768	$—	$—	$—	$2,173
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$1,405	$—	$768	$—	$—	$—	$2,173
Consumer and other
Risk rating
Pass	$3,113	$1,128	$359	$88	$—	$8	$4,696
Special mention	7	—	1	3	—	—	11
Substandard	3	—	—	—	—	—	3
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$3,123	$1,128	$360	$91	$—	$8	$4,710
Current period gross charge-offs	$37	$25	$6	$7	$—	$—	$75

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which is subsequently presented. The following table presents the amortized cost of performing and non-performing loans as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Construction and land
Performing	$6,852	$27,556	$5,940	$635	$672	$1,287	$42,942
Nonperforming	—	—	—	306	—	—	306
	$6,852	$27,556	$5,940	$941	$672	$1,287	$43,248

Farmland
Performing	$469	$1,841	$2,004	$293	$494	$2,352	$7,453
Nonperforming	—	—	—	—	—	—	—
	$469	$1,841	$2,004	$293	$494	$2,352	$7,453

1-4 Residential & multi-family
Performing	$8,763	$30,330	$20,677	$30,592	$39,407	$25,360	$155,129
Nonperforming	—	41	—	—	—	611	652
	$8,763	$30,371	$20,677	$30,592	$39,407	$25,971	$155,781

Commercial real estate
Performing	$2,751	$12,341	$5,374	$7,151	$3,068	$11,970	$42,655
Nonperforming	—	—	—	—	—	56	56
	$2,751	$12,341	$5,374	$7,151	$3,068	$12,026	$42,711

Agriculture
Performing	$24	$46	$6	$55	$—	$—	$131
Nonperforming	—	—	—	—	—	—	—
	$24	$46	$6	$55	$—	$—	$131

Commercial
Performing	$2,294	$2,011	$598	$1,139	$214	$335	$6,591
Nonperforming	108	—	—	4	66	255	433
	$2,402	$2,011	$598	$1,143	$280	$590	$7,024

Municipalities
Performing	$7,268	$1,383	$—	$—	$—	$—	$8,651
Nonperforming	—	—	—	—	—	—	—
	$7,268	$1,383	$—	$—	$—	$—	$8,651

Consumer and other
Performing	$3,237	$1,787	$655	$939	$39	$3	$6,660
Nonperforming	—	—	—	—	—	—	—
	$3,237	$1,787	$655	$939	$39	$3	$6,660

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Construction and land
Performing	$20,695	$13,468	$967	$867	$263	$1,266	$37,526
Nonperforming	—	—	—	—	—	—	—
	$20,695	$13,468	$967	$867	$263	$1,266	$37,526

Farmland
Performing	$1,937	$2,275	$1,124	$502	$949	$1,530	$8,317
Nonperforming	—	—	—	—	—	—	—
	$1,937	$2,275	$1,124	$502	$949	$1,530	$8,317

1-4 Residential & multi-family
Performing	$37,388	$28,374	$34,680	$44,761	$10,101	$25,515	$180,819
Nonperforming	—	—	—	—	180	465	645
	$37,388	$28,374	$34,680	$44,761	$10,281	$25,980	$181,464

Commercial real estate
Performing	$13,226	$5,686	$7,253	$3,178	$6,948	$5,436	$41,727
Nonperforming	—	—	—	—	—	61	61
	$13,226	$5,686	$7,253	$3,178	$6,948	$5,497	$41,788

Agriculture
Performing	$74	$10	$66	$—	$—	$—	$150
Nonperforming	—	—	—	—	—	—	—
	$74	$10	$66	$—	$—	$—	$150

Commercial
Performing	$3,387	$845	$1,305	$341	$274	$297	$6,449
Nonperforming	100	—	6	75	270	—	451
	$3,487	$845	$1,311	$416	$544	$297	$6,900

Municipalities
Performing	$1,405	$—	$768	$—	$—	$—	$2,173
Nonperforming	—	—	—	—	—	—	—
	$1,405	$—	$768	$—	$—	$—	$2,173

Consumer and other
Performing	$3,123	$1,128	$360	$91	$—	$8	$4,710
Nonperforming	—	—	—	—	—	—	—
	$3,123	$1,128	$360	$91	$—	$8	$4,710

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

The following is an aging analysis for loans as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$721	$55	$—	$776	$42,472	$43,248
Farmland	—	—	—	—	7,453	7,453
1‑4 Residential & multi-family	93	—	131	224	155,557	155,781
Commercial real estate	—	—	—	—	42,711	42,711
Agriculture	—	—	—	—	131	131
Commercial	21	4	—	25	6,999	7,024
Municipalities	—	—	—	—	8,651	8,651
Consumer and other	2	—	—	2	6,658	6,660
Total	$837	$59	$131	$1,027	$270,632	$271,659

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$808	$1,153	$—	$1,961	$35,565	$37,526
Farmland	—	—	—	—	8,317	8,317
1‑4 Residential & multi-family	344	271	137	752	180,712	181,464
Commercial real estate	—	410	22	432	41,356	41,788
Agriculture	—	—	—	—	150	150
Commercial	—	—	8	8	6,892	6,900
Municipalities	—	—	—	—	2,173	2,173
Consumer and other	—	—	—	—	4,710	4,710
Total	$1,152	$1,834	$167	$3,153	$279,875	$283,028

All interest accrued but not collected for loans that are placed on nonaccrual or charged‐off is reversed against interest income. The interest on these loans is accounted for on the cash‐basis or cost‐recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the three and six months ended June 30, 2024 and 2023.

The following table presents interest income recognized on loans that are collateral-dependent and individually reviewed for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Real estate
1-4 Residential & multi-family	$1	$1	$3	$3
Commercial	5	1	5	3
	$6	$2	$8	$6

During the three and six months ended June 30, 2024 and 2023, there were no modifications of loans to borrowers in financial difficulty.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

There have been no modifications to borrowers with financial difficulty in the three and six months ended June 30, 2024 and 2023 that subsequently defaulted. The Company has no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

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

At June 30, 2024 and December 31, 2023, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2024	December 31, 2023
Commitments to extend credit	$28,191	$37,394

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

At June 30, 2024, the Company had no commitments to purchase securities.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated financial statements.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

Note 6 -   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Six Months Ended
	June 30,
	2024	2023
Supplemental cash flow information:
Cash paid for
Interest on deposits	$3,571	$2,058
Interest on FHLB advances	1,390	1,069
Other interest	4	5
Income taxes	—	120
Non-cash activities
Transfer on loans receivable to loans held for sale	$26,821	—
Loan originations to facilitate the sale of other real estate owned	150	—
Premises and equipment transferred to other real estate owned	558	—

During the three months ended June 30, 2024, the Company reclassified $2,276 from loans held for sale to loans held for investment due to no longer having plans to sell these loans and instead holding the loans until maturity or payoff. The allowance for credit losses attributable to the loans reclassified was an estimated $21.

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

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At June 30, 2024 and December 31, 2023, the Bank’s CBLR ratio was 10.14% and 10.76%, respectively, which exceeded all regulatory capital requirements under the CBLR framework, and the Bank was considered to be “well-capitalized.”

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

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

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

A description of the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in valuation techniques during either the six months ended June 30, 2024 or the year ended December 31, 2023.

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

Derivative Instruments – The Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. No significant differences were identified during the validation as of June 30, 2024.

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

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same or similar factors above.

Loans Held for Sale, at Fair Value – The fair value of a loan held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$24,562	$—	$24,562
Collateralized mortgage obligations	—	45,659	—	45,659
State and municipal	—	13,302	—	13,302
Corporate bonds	—	6,031	—	6,031
Derivative instruments	—	632	—	632
Total financial assets	$—	$90,186	$—	$90,186

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$24,925	$—	$24,925
Collateralized mortgage obligations	—	49,879	—	49,879
State and municipal	—	13,350	—	13,350
Corporate bonds	—	5,173	—	5,173
Derivative instruments	—	115	—	115
Total financial assets	$—	$93,442	$—	$93,442

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

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$46	$46
Nonfinancial assets
Other real estate owned	—	—	480	480
	$—	$—	$526	$526

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$45	$45
Nonfinancial assets
Other real estate owned	—	—	162	162
	$—	$—	$207	$207

During the six months ended June 30, 2024 and 2023, certain collateral-dependent loans were remeasured and reported at fair value through a specific valuation allowance allocation for credit losses based upon the fair value of the underlying collateral. At June 30, 2024, collateral-dependent loans with a carrying value of $362 were reduced by specific valuation allowance allocations totaling $316 to a reported fair value of $46. At December 31, 2023, collateral dependent loans with a carrying value of $345 were reduced by specific valuation allowance allocations totaling $300 to a reported fair value of $45. The fair value of collateral dependent loans is determined based on collateral valuations utilizing Level 3 valuation inputs. There was a charge to provision for credit losses of $16 as a result of valuation allowances moving from the general reserve to specific reserve for the six months ended June 30, 2024. There was no charge to the provision for credit losses as a result of the valuation allowances for the six months ended June 30, 2023.

At June 30, 2024, the Company had other real estate owned consisting of two bank properties that were purchased for future expansion, but have now been listed for sale. At December 31, 2023, the Company had one commercial building held as other real estate owned with a carrying value of $162, which was sold at a gain during the six months ended June 30, 2024.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	June 30, 2024	Technique	Inputs	Values
Collateral-dependent loans	$46	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Other real estate owned	$480	Appraisal of collateral (1)	Appraisal adjustment	10-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2023	Technique	Inputs	Values
Collateral-dependent loans	$45	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Other real estate owned	$162	Appraisal of collateral (1)	Appraisal adjustment	10-25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2024
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$32,279	$—	$—	$32,279	$32,279
Interest bearing deposits in banks	7,758	—	—	7,758	7,758
Securities held to maturity	—	21,253	—	21,253	23,848
Loans, net	—	—	248,382	248,382	267,344
Net investment in direct financing leases	—	—	1,340	1,340	1,340
Accrued interest receivable	1,739	—	—	1,739	1,739
Restricted investments carried at cost	—	4,106	—	4,106	4,106
Financial liabilities
Deposits	—	—	290,681	290,681	324,583
FHLB advances	—	—	70,752	70,752	71,212
Accrued interest payable	771	—	—	771	771

	December 31, 2023
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$13,060	$—	$—	$13,060	$13,060
Interest bearing deposits in banks	12,298	—	—	12,298	12,298
Securities held to maturity	—	23,400	—	23,400	26,020
Loans, net	—	—	262,356	262,356	279,896
Net investment in direct financing leases	—	—	36	36	36
Accrued interest receivable	1,728	—	—	1,728	1,728
Restricted investments carried at cost	—	3,909	—	3,909	3,909
Mortgage servicing rights	—	—	6	6	6
Financial liabilities
Deposits	—	—	292,885	292,885	317,241
FHLB advances	—	—	76,856	76,856	76,896
Accrued interest payable	783	—	—	783	783

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

Three and Six Months Ended June 30, 2024 and 2023

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

FHLB advances – Current market rates for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Accrued interest payable – The carrying value approximates the fair value.

Note 9 -   Employee Stock Ownership Plan

In connection with the mutual to stock conversion completed on July 14, 2021, the Company established an Employee Stock Ownership Plan for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase 260,621 shares (approximately 8.0% of the common stock issued in connection with the conversion). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years.

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $47 and $93 for the three and six months ended June 30, 2024 and $38 and $87 for the three and six months ended June 30, 2023.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

A summary of the ESOP shares as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Shares allocated to participants	40,906	40,906
Shares committed to be released to participants	6,554	—
Shares distributed to retiring participant	(4,058)	(336)
Unreleased shares	213,161	219,715
Total	256,563	260,285
Fair value of unreleased shares	$3,112	$3,101

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

Securities available for sale – The Company has a swap agreement to hedge the interest rate risk on a portion of its fixed rate securities available for sale. At June 30, 2024 and December 31, 2023, the aggregate notional amount of the related hedged items of the securities available for sale totaled $25 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $637 and $119, respectively.

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

Three and Six Months Ended June 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

The following table summarizes key elements of the Company’s derivative instruments as of June 30, 2024 and December 31, 2023, segregated by derivatives that are considered accounting hedges and those that are not:

	June 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedges:
Fair Value Hedges	$25,000	$632	$25,000	$115
Total	$25,000	$632	$25,000	$115

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Carrying Amount of Hedged Assets Amount	Cumulative Amount of Basis Adjustments Included in the Carrying Amount of the Hedged Assets	Carrying Amount of Hedged Assets Amount	Cumulative Amount of Basis Adjustments Included in the Carrying Amount of the Hedged Assets
Line items on the Consolidated Statements of Financial Condition in which the hedged items is included:
Securities available for sale	$40,565	$(637)	$41,912	$(119)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Texas Community Bancshares, Inc.’s (the “Company”) consolidated financial condition at June 30, 2024 and consolidated results of operations for the three and six months ended June 30, 2024 and 2023. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to control costs and manage liquidity through a period of high inflation and rising interest rates;
●	our ability to maintain our deposit base cost-effectively and access cost-effective funding;
●	general economic conditions, either nationally or in our market areas, which are worse than expected;
●	changes in yields on our assets resulting from changes in market interest rates;
●	fluctuation in the demand for construction loans in our market area due to increased cost of building materials and their availability;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	our ability to control costs when hiring employees in a highly competitive labor market;
●	our ability to control cost and expenses, particularly those associated with operating a publicly traded company;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions and brokers;

●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of our investment securities and other financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or strategic plan implementation;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

The allocation methodology applied by the Company is designed to assess the appropriateness of the allowance for credit losses on loans and includes allocations for specifically identified collateral dependent loans and loss factor allocations for all remaining loans, with a component primarily based on historical peer and Company loss rates, reasonable and supportable forecasts, and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions, reasonable and supportable forecasts, and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allowance for credit losses on loans is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for credit losses on loans was adequate at June 30, 2024 and December 31, 2023. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for credit losses. As a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is the responsibility of the Company and any increase or decrease in the allowance is the responsibility of management.

The allowance for credit losses on unfunded commitments is calculated using the same methodology as loans and considers the funding probability and the amount to be expected to be funded over the life of the commitment.

The Company assesses held to maturity (HTM) securities for credit losses and due to the HTM securities primarily being issued by government-sponsored entities or being highly rated municipals, management concluded that no credit loss should be recognized for these securities for the six months ended June 30, 2024.

The CECL standard also requires for credit losses on available for sale (AFS) securities to be recorded through an allowance for credit losses rather a write-down of the individual security. As of June 30, 2024, the Company did not have an allowance for credit losses on AFS securities based upon the decline in fair value being attributable to changes in market interest rates and not credit quality.

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

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total Assets. Total assets were $451.6 million at June 30, 2024, a decrease of $449,000, or 0.1%, from $452.0 million at December 31, 2023. The decrease was due primarily to a decrease in net loans and leases of $11.2 million, or 4.0%, to $268.7 million at June 30, 2024 from $279.9 million at December 31, 2023 and a decrease in securities of $5.9 million, or 4.9%, to $113.4 million at June 30, 2024 from $119.3 million at December 31, 2023 partially offset by increases in cash, fed funds sold and interest bearing deposits in banks of $14.6 million, or 57.5%, to $40.0 million at June 30, 2024 from $25.4 million at December 31, 2023. The decrease in loans was primarily due to the sale of 122 performing residential mortgage loans totaling $27.1 million at a loss of $3.8 million, net of mortgage servicing rights retained, as part of a portfolio repositioning strategy to take advantage of repricing opportunities with the goal of increasing yield, shortening weighted average life and diversifying the loan portfolio by reducing the concentration in residential mortgage loans.

Cash and Cash Equivalents. Cash and cash equivalents increased $19.2 million, or 146.6%, to $32.3 million (which includes fed funds sold of $25.5 million) at June 30, 2024 from $13.1 million (which includes fed funds sold of $7.6 million) at December 31, 2023. This increase was primarily the result of a decrease in net loans and leases of $11.2, million, or 4.0%, resulting primarily from the strategic sale of loans totaling $27.1 million, an increase in deposits of $7.4 million, or, 2.3%, a decrease in securities of $5.9 million, and a decrease in interest bearing deposits in banks of $4.5 million partially offset primarily by dividends paid of $255,000, stock repurchases of $584,000, and a decrease in FHLB advances of $5.7 million.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks decreased $4.5 million, or 36.6%, to $7.8 million at June 30, 2024, compared to $12.3 million at December 31, 2023. The decrease was primarily the result of net purchases of $4.2 million in Qwickrate Certificates of Deposit (CDs) offset by $9.0 million being moved to cash primarily to be used for the payoff of $5.0 million in FHLB advances. The Bank utilizes the Qwickrate listing service, which is a resource where banks can purchase and sell Certificates of Deposit (CDs) with other banks to invest excess funds in CDs at a competitive rate. At June 30, 2024, there was $7.5 million in short-term (3-6 months) Qwickrate CDs with other banks.

Securities Available for Sale. Securities available for sale decreased by $3.7 million, or 4.0%, to $89.6 million at June 30, 2024 from $93.3 million at December 31, 2023. During the six months ended June 30, 2024, we had purchases of securities of $3.5 million, received paydowns of $5.7 million and had one security of $2.0 million called. Net unrealized losses on the available for sale portfolio, including derivatives, decreased by $723,000, or 12.9%, to $4.9 million, net of tax, from $5.6 million, net of tax, due primarily to decreases in market interest rates. Gross unrealized losses on the AFS portfolio consisting of 84 securities decreased from $7.2 million, or 7.2% of the portfolio’s amortized cost of $100.5 million at December 31, 2023, to $6.8 million, or 7.1% of the amortized cost of $96.4 million at June 30, 2024. These unrealized losses are due to increases in market interest rates.

Securities Held to Maturity. Securities held to maturity decreased by $2.2 million, or 8.5%, to $23.8 million at June 30, 2024 from $26.0 million at December 31, 2023. This decrease is due primarily to one security of $395,000 being called and paydowns of $1.7 million. The HTM portfolio had 69 securities with gross unrealized losses of $2.6 million, or 10.9%, of the amortized cost of $23.8 million at June 30, 2024 compared to $2.6 million, or 10.0%, of the amortized cost of $26.0 million at December 31, 2023. These unrealized losses are due to increases in market interest rates.

Loans and Leases Receivable, Net. Net loans and leases receivable decreased $11.2 million, or 4.0%, to $268.7 million at June 30, 2024 from $279.9 million at December 31, 2023. The decrease in loans was primarily due to the sale of 122 performing residential mortgage loans totaling $27.1 million being sold at a loss of $3.8 million, net of mortgage servicing rights retained of $239,000. The sales are part of a portfolio repositioning strategy to take advantage of repricing opportunities with the goal of increasing yield, shortening weighted average life and diversifying the loan portfolio by reducing concentration risk in residential mortgage loans. In addition to the loan sale, there was $42.1 million in loan originations partially offset by $24.3 million in payoffs and $6.7 million in normal monthly loan paydowns.

The loan and lease portfolio totaled $271.7 million and is comprised of $249.2 million, or 91.7%, real estate loans, $7.0 million, or 2.6%, commercial and industrial loans, $6.7 million, or 2.5%, consumer loans and $8.7 million, or 3.2%, municipal and other loans. Real estate loans include $145.3 million, or 53.5%, 1-4 family residential loans, $10.5 million, or 3.9%, multi-family loans, $42.7 million, or 15.7%, commercial real estate (CRE), $20.5 million, or 7.5%, in 1-4 family construction loans, $22.8 million, or 8.4%, in other construction and development loans and $7.5 million, or 2.7%, in farmland loans. Total loans include interim construction loans of $34.4 million, or 69.7%, of the completed project balance of $49.3 million which includes $20.3 million in single-family residence loans, including $5.2 million in speculative loans to builders, $2.0 million in subdivision construction, $16.8 million in muti-family construction and $10.2 million in CRE. The total construction loan portfolio consisted of 69 loans with outstanding balances of $49.3 million at June 30, 2024 compared to 82 loans at December 31, 2023 with outstanding balances of $54.3 million.

Deposits. Deposits increased $7.4 million, or 2.3%, to $324.6 million at June 30, 2024 from $317.2 million at December 31, 2023. Core deposits (defined as all deposits other than certificates of deposit) increased $6.4 million, or 3.2%, to $204.9 million at June 30, 2024 from $198.5 million at December 31, 2023. Retail certificates of deposit increased $1.3 million, or 1.2%, to $107.8 million at June 30, 2024 from $106.5 million at December 31, 2023. At June 30, 2024, there was $12.0 million in brokered deposits. The average cost of deposits increased 48 basis points, or 23.1%, to 2.56% at June 30, 2024 compared to 2.08% at December 31, 2023. At June 30, 2024, there were 187 accounts with balances in excess of the $250,000 FDIC insurance limit with an aggregate balance of $93.7 million, or 28.9% of deposits. The amount that was over the FDIC insurance limit was $47.0 million, or 14.5%, that was potentially uninsured, including certificates of deposit of $9.4 million, money market accounts of $10.8 million and $26.8 million in checking and savings accounts.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank decreased by $5.7 million, or 7.4%, to $71.2 million at June 30, 2024 from $76.9 million at December 31, 2023 due to the payoff of an advance of $5.0 million and to normal payments on amortizing advances of $684,000. There are five advances totaling $10.7 million that will mature in 2024. There are no current plans to renew these advances.

Total Shareholders’ Equity. Total shareholders’ equity decreased $1.9 million, or 3.5%, to $51.8 million at June 30, 2024 from $53.7 million at December 31, 2023. This decrease was primarily due to a net loss for the six months ended June 30, 2024 of $2.3 million resulting primarily from the pre-tax loss of $3.8 million, net of mortgage servicing rights retained, on the sale of residential mortgage loans. The Company also repurchased 40,600 shares of its common stock for a decrease of $584,000 and paid quarterly dividends totaling $255,000, partially offset by an increase in equity of $446,000 from vesting of the 2022 Equity Plan and an increase of $93,000 with the accrual of ESOP commitments for the six months ended June 30, 2024. There was a decrease in the accumulated other comprehensive loss, net of tax, due to decreases in market interest rates that added $723,000 to shareholder’s equity at June 30, 2024.

At June 30, 2024, Broadstreet Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes. A community bank leverage ratio of at least 9.0% is required to be considered “well capitalized” under regulatory requirements. At June 30, 2024, Broadstreet Bank was well capitalized and had a ratio of 10.14%.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are only included in the computation of average balances. Average yields for loans include loan fees of $115,000 and $143,000 for the three months ended June 30, 2024 and 2023, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Three Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$276,058	$3,801	5.51%	$266,539	$3,099	4.65%
Allowance for credit losses	(2,875)			(2,860)
Securities	116,323	1,240	4.26%	126,272	1,260	3.99%
Restricted stock	3,557	54	6.07%	3,000	36	4.80%
Interest bearing deposits in banks	16,165	222	5.49%	7,507	79	4.21%
Federal funds sold	17,930	239	5.33%	2,446	31	5.07%
Financial derivative	762	125		536	33
Total interest earning assets	427,920	5,681	5.31%	403,440	4,538	4.50%
Noninterest earning assets	28,995			23,032
Total assets	$456,915			$426,472

Interest-bearing liabilities:
Interest bearing demand deposits	$72,421	121	0.67%	$60,728	56	0.37%
Regular savings and other deposits	46,649	36	0.31%	55,616	43	0.31%
Money market deposits	44,317	367	3.31%	30,935	228	2.95%
Certificates of deposit	121,449	1,289	4.25%	106,529	920	3.45%
Total interest bearing deposits	284,836	1,813	2.55%	253,808	1,247	1.97%
Advances from FHLB	74,565	683	3.66%	70,177	636	3.63%
Other liabilities	733	2	1.09%	528	3	2.27%
Total interest bearing liabilities	360,134	2,498	2.77%	324,513	1,886	2.32%
Noninterest bearing demand deposits	51,604			55,434
Other noninterest bearing liabilities	4,321			4,706
Total liabilities	416,059			384,653
Total shareholders’ equity	40,856			41,819
Total liabilities and shareholders' equity	$456,915			$426,472
Net interest income		$3,183			$2,652
Net interest rate spread (1)			2.54%			2.18%
Net interest earning assets (2)	$67,786			$78,927
Net interest margin (3)			2.98%			2.63%
Average interest earning assets to interest bearing liabilities			118.82%			124.32%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Three months ended June 30, 2024 and June 30, 2023

Net Income. The Company had net income of $348,000 for the three months ended June 30, 2024, compared to net income of $160,000 for the three months ended June 30, 2023, an increase of $188,000, or 117.5%. The increase was primarily due to a $531,000, or 20.0%, increase in net interest income partially offset by a $31,000, or 33.3%, increase in the provision for credit losses, a $118,000, or 23.1% decrease in noninterest income, a $175,000, or 6.1% increase in noninterest expense and a $19,000 increase in income tax expense.

Interest Income. Interest income increased $1.2 million, or 26.7%, to $5.7 million for the three months ended June 30, 2024 from $4.5 million for the three months ended June 30, 2023. This was primarily the result of increased interest income on loans due to increased yields and an increase in the average balance of loans. Average interest earning assets increased by $24.5 million, or 6.1%, from $403.4 million for the three months ended June 30, 2023 to $427.9 million for the three months ended June 30, 2024, and interest earning assets increased 81 basis points, or 18.0%, from 4.50% for the three months ended June 30, 2023 to 5.31% for the three months ended June 30, 2024.

Interest income on loans increased $702,000, or 22.7%, to $3.8 million for the three months ended June 30, 2024 from $3.1 million for the three months ended June 30, 2023. This increase resulted primarily from an increase in average loans of $9.6 million, or 3.6%, from $266.5 million for the three months ended June 30, 2023 to $276.1 million for the three months ended June 30, 2024, with an increase in loan yield of 86 basis points, or 18.4%, to 5.51% for the three months ended June 30, 2024 from 4.65% for the three months ended June 30, 2023. The increase in loan yield was due primarily to increased market interest rates.

Interest income on securities decreased $20,000, or 1.6%, from $1.3 million for the three months ended June 30, 2023 to $1.2 million for the three months ended June 30, 2024. This decrease resulted from a decrease in the average balance of securities of $10.0 million, or 7.9%, from $126.3 million for the three months ended June 30, 2023 to $116.3 million for the three months ended June 30, 2024, partially offset by an increase of 27 basis points, or 6.8%, in average yield from 3.99% for the three months ended June 30, 2023 to 4.26% for the three months ended June 30, 2024. The rate increase is reflective of market interest rate increases and the diversification of the securities portfolio to include higher yielding commercial mortgage-backed securities, subordinated bank debt and other bonds with interest rates that are not tied to conventional residential mortgage loan rates.

Interest income on restricted investments, which includes primarily Federal Home Loan Bank (FHLB) and TIB Bank stock dividends, increased $18,000, or 50.0%, from $36,000 for the three months ended June 30, 2023 to $54,000 for the three months ended June 30, 2024. This increase resulted from an increase in the average balance of these investments of $557,000 or 18.6%, from $3.0 million for the three months ended June 30, 2023 to $3.6 million for the three months ended June 30, 2024 in addition to an increase of 127 basis points, or 26.5%, in average yield from 4.80% for the three months ended June 30, 2023 to 6.07% for the three months ended June 30, 2024. The increase in yield was due primarily to increases in dividends paid by the banks and the increase in investments is due to additional required purchases of FHLB stock resulting from an increase in FHLB advances.

Interest income on interest bearing deposits in banks increased $143,000, or 181.0%, from $79,000 for the three months ended June 30, 2023 to $222,000 for the three months ended June 30, 2024. This increase resulted primarily from an increase in average interest-bearing deposits of $8.7 million, or 116.0% from $7.5 million for the three months ended June 30, 2023 to $16.2 million for the three months ended June 30, 2024 and an increase in average yield of 128 basis points, or 30.5%, from 4.21% for the three months ended June 30, 2023 to 5.49% for the three months ended June 30, 2024. There was also an increase of $208,000 in fed funds interest income for the three months ended June 30, 2024 primarily from an increase of 26 basis points, or 5.2%, in average yield on fed funds sold from 5.07% for the three months ended June 30, 2023 to 5.33% for the three months ended June 30, 2024 and a $15.5 million, or 645.8%, increase in average fed funds sold from $2.4 million for the three months ended June 30, 2023 to $17.9 million for the three months ended June 30, 2024. The increase in yields on deposits in banks and fed funds is reflective of the increase in market interest rates. During the three months ended June 30, 2024, the Company maintained higher account balances in interest bearing deposits in banks and fed funds sold, due to receipt of cash from the loan sale and generally maintaining higher levels of liquidity.

Interest income from the fair value hedge was $125,000 for the three months ended June 30, 2024 compared to $33,000 for the three months ended June 30, 2023. The Company entered into an interest rate swap agreement in May 2023 to convert a portion of its interest rate exposure from fixed rates to floating rates to help manage the interest rate risk position. Refer to additional detail regarding the fair value hedge in Note 10 – Derivatives of the accompanying unaudited consolidated financial statements.

Interest Expense. Total interest expense increased $612,000, or 32.3%, to $2.5 million for the three months ended June 30, 2024 from $1.9 million for the three months ended June 30, 2023 primarily due to an increase in average interest-bearing liabilities of $35.6 million, or 11.0%, to $360.1 million for the three months ended June 30, 2024 from $324.5 million for the three months ended June 30, 2023 and an increase in the average cost of interest-bearing liabilities of 45 basis points, or 19.3%, from 2.32% for the three months ended June 30, 2023 to 2.77% for the three months ended June 30, 2024, primarily due to increases in higher cost deposit accounts. Interest expense on deposit accounts increased $566,000, or 45.4%, to $1.8 million for the three months ended June 30, 2024 from $1.2 million for the three months ended June 30, 2023, due to an increase in the average deposit cost of 58 basis points, or 29.6%, from 1.97% for the three months ended June 30, 2023 to 2.55% for the three months ended June 30, 2024 and an increase in average interest-bearing deposits of $31.0 million, or 12.2% from $253.8 million for the three months ended June 30, 2023 to $284.8 million for the three months ended June 30, 2024, with the largest increases being in higher cost certificates of deposit and money market accounts.

Interest expense on Federal Home Loan Bank advances increased $47,000, or 7.4%, to $683,000 for the three months ended June 30, 2024 from $636,000 for the three months ended June 30, 2023. This increase was due primarily to the increase in the average balance of Federal Home Loan Bank advances of $4.4 million, or 6.3%, to $74.6 million for the three months ended June 30, 2024 from $70.2 million for the three months ended June 30, 2023 and an increase in average yield of three basis points, or 0.8%, from 3.63% for the three months ended June 30, 2023 to 3.66% for the three months ended June 30, 2024. The increase in average advances was primarily to fund loan growth while maintaining a higher level of liquidity.

Net Interest Income. Net interest income increased $531,000, or 20.0%, to $3.2 million for the three months ended June 30, 2024 from $2.7 million for the three months ended June 30, 2023 due primarily to an increase in net interest margin of 35 basis points, or 13.2%, to 2.98% for the three months ended June 30, 2024 from 2.63% for the three months ended June 30, 2023 partially offset by a decrease in average net interest-earning assets of $11.1 million, or 14.1%, to $67.8 million at June 30, 2024 from $78.9 million at June 30, 2023. The increase in net interest margin was primarily due to balance sheet restructurings, which included the loan sale in 2024, allowing us to place the funds in higher yielding assets and increase the rate of repricing interest-earning assets to better align with the rate of repricing interest-bearing liabilities. The average yield on interest-earning assets increased by 81 basis points, or 18.0%, compared to the average increase on interest bearing liabilities increasing by 45 basis points, or 19.3%.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses increased $31,000, or 33.3%, to $124,000 for the three months ended June 30, 2024 from a provision for credit losses of $93,000 for the three months ended June 30, 2023, primarily due to an adjustment to the allowance related to the loan sale and an increase in average loans and leases of $9.6 million from $266.5 million for the three months ended June 30, 2023 to $276.1 million for the three months ended June 30, 2024. The provision increase was primarily due to loan volume. The allowance for credit losses was 1.10% of total loans at June 30, 2024.

Noninterest Income. Noninterest income decreased $118,000, or 23.1%, to $393,000 for the three months ended June 30, 2024 from $511,000 for the three months ended June 30, 2023, primarily due to an additional loss of $69,000 on the final piece of the loan sale due to a reduction in price primarily resulting from changing market interest rates. The loan sale included 122 performing loans totaling $27.1 million at a pre-tax loss of $3.8 million, net of mortgage servicing rights retained. Servicing was retained on 86, or 70.5%, of the loans sold. The sale was part of a portfolio repositioning strategy to take advantage of repricing opportunities with the goal of increasing yield, shortening weighted average life and diversifying the loan portfolio by reducing the concentration in residential mortgages.

Decreases including a charge of $78,000 related to the write-down of bank property that was being held for expansion being marked to fair value and moved to other real estate owned when listed for sale, a decrease in other income of $8,000 primarily due to an off-book loan that paid off in 2023 and a decrease in net appreciation of bank-owned life insurance of $13,000 due to a one-time fee for changing carriers to increase yield and future earnings, were partially offset by an increase in other service charges and fees of $54,000 primarily due to receiving $10,000 in new fee income from the servicing retained in the 2024 loan sale and an increase of $42,000 in fee income on wholesale loans sold from $43,000 for the three months ended June 30, 2023 to $85,000 for the three months ended June 30, 2024.

Noninterest Expense. Noninterest expense increased $175,000, or 6.1%, to $3.1 million for the three months ended June 30, 2024 from $2.9 million for the three months ended June 30, 2023 primarily due to increases in occupancy and equipment expenses related to new branches, data processing, technology and other expenses.

Occupancy and equipment expenses increased $68,000, or 33.2%, from $205,000 for the three months ended June 30, 2023 to $273,000 for the three months ended June 30, 2024 primarily due to expenses related to putting two new branches into operation. Data processing increased $12,000, or 5.4%, due primarily to normal cost increases from providers and technology expenses increased $74,000, or 64.3%, primarily due to an increase in card processing fees associated with a “tap” debit card implementation project. We expect to receive a credit in a future period to cover the cost of implementation. Other expenses increased $73,000, or 14.9%, primarily due to increased auditing expenses of $46,000, or 70.8%, due primarily to additional internal audits and overall price increases, an increase in FDIC assessment expenses of $11,000 primarily due to an overall increase in the FDIC assessment rate, a $5,000 increase in marketing expenses, a $14,000 increase in training expenses and a nonrecurring fee of $37,000 related to a board member departure were partially offset by a decrease of $53,000 in other operating expenses due to a nonrecurring $56,000 fee in 2023 for executive recruiting. Salary and employee benefit expenses decreased by $39,000, or 2.3%, to $1.6 million for the three months ended June 30, 2024 from $1.7 million for the three months ended June 30, 2023, due primarily to reduced benefit costs from terminating a deferred compensation plan at December 31, 2023, CEO transition in 2023 and decreased director fees of $21,000 due to a reduction in the number of directors in the quarter ended June 30, 2024.

Income Tax Expense. Income tax expense increased by $19,000, or 61.3%, to $50,000 for the three months ended June 30, 2024 from $31,000 for the three months ended June 30, 2023, due to an increase in net income before taxes of $207,000 from $191,000 for the three months ended June 30, 2023 to $398,000 for the three months ended June 30, 2024. The effective tax rate was 12.5% and 16.2% for the three months ended June 30, 2024 and 2023, respectively. The decrease in effective tax rate was primarily due to nontaxable income increasing at a faster rate than taxable income.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are only included in the computation of average balances. Average yields for loans include loan fees of $200,000 and $214,000 for the six months ended June 30, 2024 and 2023, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Six Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$278,686	$7,510	5.39%	$261,675	$5,879	4.49%
Allowance for credit losses	(2,984)			(2,316)
PPP loans	—	—	—%	1	—	—%
Securities	117,688	2,456	4.17%	126,525	2,513	3.97%
Restricted stock	3,531	109	6.17%	2,825	61	4.32%
Interest-bearing deposits in banks	17,500	478	5.46%	6,115	128	4.19%
Federal funds sold	11,473	306	5.33%	2,923	70	4.79%
Financial derivative	523	240		536	33
Total interest-earning assets	426,417	11,099	5.21%	398,284	8,684	4.36%
Noninterest-earning assets	28,512			22,416
Total assets	$454,929			$420,700

Interest-bearing liabilities:
Interest-bearing demand deposits	$68,185	223	0.65%	$62,409	114	0.37%
Regular savings and other deposits	47,304	76	0.32%	59,326	93	0.31%
Money market deposits	42,866	718	3.35%	29,631	398	2.69%
Certificates of deposit	121,071	2,553	4.22%	101,817	1,628	3.20%
Total interest-bearing deposits	279,426	3,570	2.56%	253,183	2,233	1.76%
Advances from the Federal Home Loan Bank	75,602	1,379	3.65%	65,078	1,162	3.57%
Other liabilities	719	4	1.11%	575	5	1.74%
Total interest-bearing liabilities	355,747	4,953	2.78%	318,836	3,400	2.13%
Noninterest-bearing demand deposits	52,966			55,674
Other noninterest-bearing liabilities	4,272			3,954
Total liabilities	412,985			378,464
Total shareholders' equity	41,944			42,236
Total liabilities and shareholders' equity	$454,929			$420,700
Net interest income		$6,146			$5,284
Net interest rate spread (1)			2.43%			2.23%
Net interest-earning assets (2)	$70,670			$79,448
Net interest margin (3)			2.88%			2.65%
Average interest-earning assets to interest-bearing liabilities			119.87%			124.92%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Six months ended June 30, 2024 and June 30, 2023

Net Income. The Company had a net loss of $2.3 million for the six months ended June 30, 2024, compared to a net loss of $857,000 for the six months ended June 30, 2023, a decrease of $1.4 million, or 155.6%. The net loss was primarily due to a $2.5 million, or 357.1%, decrease in noninterest income resulting primarily from the sale of 122 performing residential mortgage loans as part of a balance sheet repositioning strategy at a pre-tax loss of $3.8 million, net of mortgage servicing rights retained. Additionally, there was a $608,000, or 10.9%, increase in noninterest expenses, partially offset by an increase in net interest income of $862,000, or 16.3%, to $6.1 million for the six months ended June 30, 2024 from $5.3 million for the six months ended June 30, 2023 and a $336,000, or 183.6%, decrease in the provision for credit losses and a $403,000, or 158.0%, decrease in income tax expense.

Interest Income. Interest income increased $2.4 million, or 27.6%, to $11.1 million for the six months ended June 30, 2024 from $8.7 million for the six months ended June 30, 2023. This was primarily the result of increased interest income on loans and interest-bearing deposits in banks due to increased yields and an increase in the average balances. Average interest earning assets increased by $28.1 million, or 7.1%, from $398.3 million for the six months ended June 30, 2023 to $426.4 million at June 30, 2024, and an increase in the yield on interest earning assets of 85 basis points, or 19.5%, from 4.36% for the six months ended June 30, 2023 to 5.21% for the six months ended June 30, 2024.

Interest income on loans increased $1.6 million, or 27.1%, to $7.5 million for the six months ended June 30, 2024 from $5.9 million for the six months ended June 30, 2023. This increase resulted primarily from an increase in average loans of $17.0 million, or 6.5%, from $261.7 million for the six months ended June 30, 2023 to $278.7 million for the six months ended June 30, 2024, with an increase in loan yield of 90 basis points, or 19.9%, to 5.39% for the six months ended June 30, 2024 from 4.49% for the six months ended June 30, 2023. The increase in loan yield was due primarily to increased market interest rates. Additionally, the Company recognized $76,000 during the six months ended June 30, 2024 in interest income on a loan payoff from a loan that had been on nonaccrual status.

Interest income on securities decreased $57,000, or 2.3%, from $2.5 million for the six months ended June 30, 2023 to $2.4 million for the six months ended June 30, 2024. This decrease resulted from a decrease in the average balance of securities of $8.8 million, or 7.0%, from $126.5 million for the six months ended June 30, 2023 to $117.7 million for the six months ended June 30, 2024, partially offset by and an increase of 20 basis points, or 5.1%, in average yield from 3.97% for the six months ended June 30, 2023 to 4.17% for the six months ended June 30, 2024. The rate increase is reflective of market rate increases and the diversification of the securities portfolio to include higher yielding commercial mortgage-backed securities, subordinated bank debt and other bonds with interest rates that are not tied to conventional residential mortgage loan rates.

Interest income on interest bearing deposits in banks increased $350,000, or 273.4%, from $128,000 for the six months ended June 30, 2023 to $478,000 for the six months ended June 30, 2024. This increase resulted primarily from an increase in average interest-bearing deposits of $11.4 million, or 186.9% from $6.1 million for the six months ended June 30, 2023 to $17.5 million for the six months ended June 30, 2024 and an increase in average yield of 127 basis points, or 30.3%, from 4.19% for the six months ended June 30, 2023 to 5.46% for the six months ended June 30, 2024. There was also an increase of $236,000 in fed funds interest income for the six months ended June 30, 2024 primarily from an increase of 54 basis points, or 11.4%, in average yield on fed funds sold from 4.79% for the six months ended June 30, 2023 to 5.33% for the six months ended June 30, 2024 and a $8.6 million, or 296.6%, increase in average fed funds sold from $2.9 million for the six months ended June 30, 2023 to $11.5 million for the six months ended June 30, 2024. The increase in yields on deposits in banks and fed funds is reflective of the increase in market interest rates.

Dividends from restricted investments increased $48,000, or 78.7%, from $61,000 for the six months ended June 30, 2023 to $109,000 for the six months ended June 30, 2024. This increase primarily resulted from a $46,000, or 78.0%, increase in dividends from FHLB stock from $59,000 for the six months ended June 30, 2023 to $105,000 for the six months ended June 30, 2024.

Interest income on the fair value hedge increased $207,000, or 627.3%, from $33,000 for the six months ended June 30, 2023 to $240,000 for the six months ended June 30, 2024. The Company entered into an interest rate swap agreement in May 2023 to convert a portion of its interest rate exposure from fixed rates to floating rates to help manage the interest rate risk position. Refer to additional detail regarding the fair value hedge in Note 10 – Derivatives of the accompanying unaudited consolidated financial statements.

Interest Expense. Total interest expense increased $1.6 million, or 47.1%, to $5.0 million for the six months ended June 30, 2024 from $3.4 million for the six months ended June 30, 2023 primarily due to an increase in average interest bearing liabilities of $36.9 million, or 11.6%, to $355.7 million for the six months ended June 30, 2024 from $318.8 million for the six months ended June 30, 2023 and an increase in the average cost of interest-bearing liabilities of 65 basis points, or 30.6%, from 2.13% for the six months ended June 30, 2023 to 2.78% for the six months ended June 30, 2024, primarily due to an increase in deposit and funding costs. Interest expense on deposit accounts increased $1.4 million, or 63.7%, to $3.6 million for the six months ended June 30, 2024 from $2.2 million for the six months ended June 30, 2023, due to an increase in the average deposit cost of 80 basis points, or 45.5%, from 1.76% for the six months ended June 30, 2023 to 2.56% for the six months ended June 30, 2024 and an increase in average interest-bearing deposits of $26.2 million, or 10.3% from $253.2 million for the six months ended June 30, 2023 to $279.4 million for the six months ended June 30, 2024, with the increase being in higher yielding certificates of deposit, money market deposits and interest-bearing demand deposits, offset by a decrease in lower cost savings accounts. Part of the migration to higher yielding accounts resulted from a deposit retention strategy of offering a special higher interest rate CD and higher money market rates implemented during 2023.

Interest expense on Federal Home Loan Bank advances increased $217,000, or 18.7%, to $1.4 million for the six months ended June 30, 2024 from $1.2 million for the six months ended June 30, 2023. This increase was due primarily to the increase in the average balance of Federal Home Loan Bank advances of $10.5 million, or 16.1%, to $75.6 million for the six months ended June 30, 2024 from $65.1 million for the six months ended June 30, 2023 and an increase in average yield of 8 basis points, or 2.2%, from 3.57% for the six months ended June 30, 2023 to 3.65% for the six months ended June 30, 2024. The increase in average advances was primarily to fund loan growth.

Net Interest Income. Net interest income increased $862,000, or 16.3%, to $6.1 million for the six months ended June 30, 2024 from $5.3 million for the six months ended June 30, 2023 due primarily to an increase in interest-earning assets of $28.1 million, or 7.1%, to $426.4 million for the six months ended June 30, 2024 from $398.3 million for the six months ended June 30, 2023. Net interest margin had a 23 basis point, or 8.6%, increase to 2.88% for the six months ended June 30, 2024 from 2.65% for the six months ended June 30, 2023. The increase in net interest margin was primarily due to balance sheet restructurings, which included the loan sale in 2024, allowing us to place the funds in higher yielding assets and increase the rate of repricing interest earning assets to better align with the rate of repricing interest bearing liabilities. The average yield on interest earning assets increased by 85 basis points, or 19.5%, compared to the average increase on interest bearing liabilities increasing by 65 basis points, or 30.6%.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a reversal of provision for credit losses was $153,000 for the six months ended June 30, 2024, compared to a provision for credit losses of $183,000 for the six months ended June 30, 2023, resulted in a decrease of $336,000, or 183.6%, to the provision expense primarily due to a decrease of $11.2 million in net loans and leases receivable to $268.7 million at June 30, 2024 from $279.9 million at December 31, 2023. The sale of $27.1 million in loans during the six months ended June 30, 2024 accounted for a $244,000 decrease in the provision for credit losses.

Noninterest Income. Noninterest income decreased $2.5 million, or 357.1%, to a loss of $3.2 million for the six months ended June 30, 2024 from a loss of $696,000 for the six months ended June 30, 2023, due primarily to a pre-tax loss of $3.8 million, net of mortgage servicing rights retained, from the sale of $27.1 million in residential mortgage loans, a loss of $283,000 associated with demolition of the previous Lindale branch building, and a $78,000 loss related to the write down of two bank properties transferred to other real estate owned which are listed for sale. The loan sale included the sale of 122 performing loans totaling $27.1 million at a pre-tax loss of $3.8 million, net of mortgage servicing rights retained, as part of a portfolio repositioning strategy to take advantage of repricing opportunities with the goal of increasing yield, shortening weighted average life and diversifying the loan portfolio by reducing the concentration in residential mortgage loans.

Noninterest Expense. Noninterest expense increased $608,000, or 10.9%, to $6.1 million for the six months ended June 30, 2024 from $5.5 million for the six months ended June 30, 2023 primarily due to increases in salaries and employee benefits, occupancy and equipment, technology, and other expenses.

Salary and employee benefit expenses increased by $59,000, or 1.8%, to $3.3 million for the six months ended June 30, 2024 from $3.2 million for the six months ended June 30, 2023, due to an initial $129,000 vesting expense for equity awards in 2024 offset by reduced executive salary expense related to the CEO transition in 2023 and termination of the deferred compensation plan as of December 31, 2023. Occupancy and equipment expense increased $156,000, 38.8%, primarily due to additional expenses related to a new branch in Tyler and completion of a new branch building in Lindale. Technology expenses increased $79,000, or 35.3%, due primarily to nonrecurring fees associated with a “tap” debit card implementation project. We expect to receive a credit in a future period to cover these implementation costs. Other expenses increased $310,000, or 35.4%, primarily due to an increase of $107,000 in audit and accounting expenses related primarily to loan review, an increase in FDIC assessment expenses of $34,000 primarily due to an overall increase in the FDIC assessment rate and an increase in deposits, an increase of $31,000 in training expense primarily associated with executive training, and an increase of $22,000 in marketing expense primarily related to opening new locations, entering new markets and expenses associated with changing the Bank’s name. The Company had nonrecurring director costs of $37,000 and legal fees of $38,000 related to executive and board transitions in the six months ending June 30, 2024.

Income Tax Expense. Income tax expense decreased by $403,000, or 158.0%, to a tax benefit $658,000 for the six months ended June 30, 2024 from a tax benefit of $255,000 for the six months ended June 30, 2023, due to a decrease in net income before taxes of $1.9 million from a loss of $1.1 million for the six months ended June 30, 2023 to a loss of $3.0 million for the six months ended June 30, 2024. The effective tax rate was 21.97% and 22.93% for the six months ended June 30, 2024 and 2023, respectively. The decrease in effective tax rate was primarily due to nontaxable income increasing at a faster rate than taxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. The Federal Reserve Bank of Boston provides the Bank with a federal funds line of credit. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Dallas. At June 30, 2024, we had outstanding advances of $71.2 million from the Federal Home Loan Bank of Dallas. At June 30, 2024, we had unused borrowing capacity of $75.0 million with the Federal Home Loan Bank of Dallas. In addition, at June 30, 2024, we had an unused $10.0 million line of credit with Texas Independent Bankers Bank and an unused $5.0 million line of credit with First Horizon Bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 included as part of the consolidated financial statements included in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Broadstreet Bank, and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Broadstreet Bank. The amount of dividends that Broadstreet Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. At June 30, 2024, Texas Community Bancshares, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $9.2 million.

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

We are monitoring our large depositors and continue to have discussions with them on how to maximize FDIC coverage to the fullest legal extent, which is limited to coverage of $250,000 per insured depositor. At June 30, 2024, there were 187 accounts with balances in excess of the $250,000 FDIC insurance limit with a total of $93.7 million, or 28.9% of deposits. The amount that was over $250,000 was $47.0 million, or 14.5%, that was potentially uninsured, including certificates of deposit of $9.4 million and $37.6 million in checking, MMDA and savings accounts.

At June 30, 2024, the weighted average life (WAL) of our securities portfolio is 4.9 years. The gross unrealized losses on the AFS securities was $6.8 million, or 7.1% of the $96.4 million AFS portfolio and 12.0% of capital. Unrealized losses on the HTM securities were $2.6 million, or 10.9% of the $23.8 million HTM portfolio and 4.6% of capital. The total gross unrealized losses are $9.4 million, or 7.8% of the $120.2 million securities portfolio and 16.6% of capital, which includes $57.4 million, or 47.8%, that are agency issued and guaranteed by the U.S. government. These losses are the result of market interest rate increases and we continue to monitor the portfolio for credit and other risks. The net unrealized loss on AFS securities and derivatives combined, and the corresponding other comprehensive loss, was $4.9 million, or 8.7% of capital. Over the next 24 months from June 30, 2024, we expect to realize $39.6 million in cash flow from the securities portfolio with $13.0 million in 2024, $20.3 million in 2025 and $6.3 million in 2026. We should receive $24.9 million of that over the next 12 months. See the Securities section of the management discussion and analysis for more information.

During the year ended December 31, 2023, the Bank entered into interest rate swap agreements with a total notional amount of $25 million to hedge the risk of changes in the fair value of fixed rate AFS securities for changes in the SOFR benchmark rate. At June 30, 2024, the derivatives were highly effective and offset the unrealized loss on AFS securities by $504,000, bringing the net other comprehensive loss from $5.4 million to $4.9 million.

Our asset quality remains strong. We are being optimistically cautious with our lending and strategic decisions, staying focused on long-term goals and taking advantage of opportunities while being diligent about recognizing and mitigating risk. At June 30, 2024, our allowance for credit losses to loans and leases held for investment was 1.10%. The Bank continues to monitor rates and loan demand weekly and align pricing accordingly. Housing supply and demand, primarily in our Mineola and Lindale markets where home sales and new home construction have been active, are monitored for indicators of a significant change in the local housing markets. We are increasing our lending in CRE, other commercial lending and loans to municipalities to more strategically balance our loan portfolio. This is a key component of the loan sale strategy resulting in $27.1 million in residential mortgage loans sold. At June 30, 2024, we do not have any plans to sell additional loans.

We are currently utilizing listed CDs (Qwickrate) with terms of 3-6 months with full FDIC insurance in order to keep funds liquid while also earning a higher return than holding balances in fed funds.

The following are the various liquidity sources we had available at June 30, 2024 that we could use as needed:

●	FHLB borrowing capacity of $75.0 million
●	$15 million in unused credit lines with 2 correspondent banks
●	Federal Reserve discount window
●	Qwickrate CD Program
●	Brokered deposits
●	The ability to sell securities
●	The ability to sell a group of loans in the secondary market on an as needed basis
●	The ability to sell some of our BOLI assets

At June 30, 2024, Broadstreet Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category.

Management of Market Risk

Our most significant form of market risk is interest rate risk. As a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Risk Management and Interest Rate Risk Management Officer is responsible for evaluating the interest rate risk inherent in our assets and liabilities, determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates.

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

The tables below set forth the calculation of the estimated changes in our monthly net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented are within policy guidelines established by the Company’s Board of Directors.

At June 30, 2024
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$12,672	11.66%
300	12,405	9.30%
200	12,096	6.58%
100	11,743	3.47%
Level	11,349	—
(100)	10,664	(6.04)%
(200)	10,263	(9.57)%
(300)	10,132	(10.72)%
(400)	10,034	(11.59)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 6.6% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 9.6% decrease in net interest income.

Net Economic Value. We also compute amounts by which the net present value of our assets and liabilities (net economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability, and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by 400 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The table below sets forth the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2024
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$49,536	$(721)	(1.43)%	12.03%	98
300	50,560	303	0.60%	12.00%	95
200	51,186	929	1.85%	11.85%	80
100	51,201	944	1.88%	11.56%	51
Level	50,257	—	—%	11.05%	—
(100)	48,300	(1,957)	(3.89)%	10.34%	(71)
(200)	44,429	(5,828)	(11.60)%	9.25%	(180)
(300)	38,062	(12,195)	(24.27)%	7.71%	(334)
(400)	29,430	(20,827)	(41.44)%	5.81%	(524)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 1.85% increase in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 11.6% decrease in EVE.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” in Item 2 above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

During the quarter ended June 30, 2024, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2024, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

Item 1A.  Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On May 16, 2023, the Company announced a program to repurchase up to 164,842 shares of the Company’s outstanding common stock, or approximately 5% of the shares then outstanding. On November 9, 2023, the Company announced a second repurchase plan to repurchase 161,316 shares or approximately 5% of the shares outstanding. The program has no stated expiration date. As of June 30, 2024, the Company had repurchased 208,642 shares under the plans.

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended June 30, 2024.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plans
April 1, 2024 - April 30, 2024	-	$-	-	140,316
May 1, 2024 - May 31, 2024	13,100	14.22	13,100	127,216
June 1, 2024 - June 30, 2024	16,500	14.75	16,500	110,716
Total	29,600	$14.52	29,600

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

TEXAS COMMUNITY BANCSHARES, INC.

Date: August 13, 2024	/s/ Jason Sobel
Jason Sobel
President and Chief Executive Officer

Date: August 13, 2024	/s/ Julie Sharff
Julie Sharff, CPA
Chief Financial Officer