Form 10-Q
period 2024-09-30
Texas Community Bancshares, Inc.
filed 2024-11-13
CIK 1849466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 3,115,652 shares, par value $0.01 per share, of the Registrant’s common stock outstanding as of November 12, 2024.

Texas Community Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

September 30, 2024 and December 31, 2023

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Cash and due from banks	$5,200	$5,412
Federal funds sold	12,555	7,648
Cash and cash equivalents	17,755	13,060
Interest bearing deposits in banks	3,188	12,298
Securities available for sale	80,675	93,327
Securities held to maturity (fair values of $20,974 at September 30, 2024 and $23,400 at December 31, 2023)	22,932	26,020
Loans receivable, net of allowance for credit losses of $3,174 at September 30, 2024 and $3,096 at December 31, 2023	291,629	279,896
Net investment in direct financing leases	1,330	36
Accrued interest receivable	1,723	1,728
Premises and equipment, net	11,627	11,609
Bank-owned life insurance	6,323	6,238
Other real estate owned	480	162
Restricted investments carried at cost	4,165	3,909
Core deposit intangible	165	265
Deferred income taxes	2,565	2,432
Financial derivative	—	115
Other assets	1,466	949
	$446,023	$452,044
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$44,213	$45,538
Interest bearing	282,094	271,703
Total deposits	326,307	317,241
Advances from Federal Home Loan Bank (FHLB)	63,196	76,896
Financial derivative	139	—
Accrued expenses and other liabilities	3,669	4,218
Total liabilities	393,311	398,355
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,380,329 issued and 3,135,556 outstanding at September 30, 2024 and 3,350,268 issued and 3,175,426 outstanding at December 31, 2023	34	34
Additional paid in capital	32,335	31,671
Retained earnings	29,770	31,972
Accumulated other comprehensive loss	(4,127)	(5,592)
Unearned Employee Stock Ownership Program (ESOP) shares, at cost	(2,099)	(2,197)
Treasury stock, at cost (244,773 shares at September 30, 2024 and 174,842 shares at December 31, 2023)	(3,201)	(2,199)
Total shareholders' equity	52,712	53,689
	$446,023	$452,044

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Interest Income
Loans, including fees	$4,043	$3,410	$11,553	$9,289
Debt securities
Taxable	1,033	1,232	3,407	3,652
Non taxable	37	44	119	137
Dividends on restricted investments	55	44	164	105
Federal funds sold	274	60	580	130
Deposits with banks	125	74	603	202
Financial derivative	135	112	375	145
Total interest income	5,702	4,976	16,801	13,660
Interest Expense
Deposits	1,843	1,443	5,413	3,676
Advances from FHLB	643	687	2,022	1,849
Other	3	2	7	7
Total interest expense	2,489	2,132	7,442	5,532
Net Interest Income	3,213	2,844	9,359	8,128
Provision (Credit) for Credit Losses - loans	299	(10)	211	185
Provision (Credit) for Credit Losses - off-balance sheet credit exposures	(36)	39	(101)	27
Provision (Credit) for Credit Losses	263	29	110	212
Net Interest Income After Provision for Credit Losses	2,950	2,815	9,249	7,916
Noninterest Income
Service charges on deposit accounts	172	182	507	513
Other service charges and fees	315	338	931	918
Net loss on securities transactions	(1)	—	(1)	(1,687)
Net loss on sale of loans	—	—	(3,850)	—
Net gain (loss) on sale of other real estate owned	—	36	(41)	36
Net loss on sale of premises and equipment	(4)	—	(287)	—
Net appreciation on bank-owned life insurance	43	28	86	79
Other income	5	8	16	37
Total noninterest income (loss)	530	592	(2,639)	(104)
Noninterest Expenses
Salaries and employee benefits	1,635	1,685	4,944	4,935
Occupancy and equipment expense	261	193	819	595
Data processing	233	244	707	686
Technology expense	62	123	365	347
Contract services	64	64	198	191
Director fees	71	102	233	299
Other expense	551	423	1,736	1,298
Total noninterest expense	2,877	2,834	9,002	8,351
Income (Loss) Before Income Taxes	603	573	(2,392)	(539)
Income Tax Expense (Benefit)	88	117	(570)	(138)
Net Income (Loss)	$515	$456	$(1,822)	$(401)
Income (loss) per share - basic	$0.18	$0.15	$(0.62)	$(0.13)
Income (loss) per share - diluted	$0.17	$0.15	$(0.60)	$(0.13)
Weighted-average shares outstanding - basic	2,936,526	3,055,489	2,959,766	3,083,629
Weighted-average shares outstanding - diluted	3,007,265	3,055,489	3,030,381	3,083,629

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Income (Loss)	$515	$456	$(1,822)	$(401)

Other items of comprehensive income (loss)
Debt Securities
Net changes in fair value of available for sale securities, before tax	1,722	(1,418)	2,120	(2,576)
Reclassification adjustment for realized loss on sale of investment securities included in net income (loss), before tax	1	—	1	1,687
Net changes in fair value of available for sale securities hedged, before tax	(785)	390	(268)	940
Total other items of comprehensive income (loss), before tax	938	(1,028)	1,853	51

Income tax (expense) benefit related to other items of comprehensive income (loss)	(196)	216	(388)	(11)
Total other items of comprehensive income (loss), after tax	742	(812)	1,465	40

Comprehensive Income (Loss)	$1,257	$(356)	$(357)	$(361)

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
Three Months Ended September 30, 2024 and 2023	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance at July 1, 2024	$—	$34	$32,145	$29,380	$(4,869)	$(2,132)	$(2,783)	$51,775
Net income	—	—	—	515	—	—	—	515
Stock based compensation expense	—	—	177	—	—	—	—	177
Other comprehensive income, net of tax	—	—	—	—	742	—	—	742
Cash dividend declared ($0.04 per share)	—	—	—	(125)	—	—	—	(125)
ESOP shares committed to be released, 3,277 shares	—	—	13	—	—	33	—	46
Treasury stock purchased, 29,331 shares	—	—	—	—	—	—	(418)	(418)
Balance at September 30, 2024	$—	$34	$32,335	$29,770	$(4,127)	$(2,099)	$(3,201)	$52,712

Balance at July 1, 2023	$—	$34	$31,405	$32,048	$(6,147)	$(2,280)	$(610)	$54,450
Net income	—	—	—	456	—	—	—	456
Stock based compensation expense	—	—	182	—	—	—	—	182
Other comprehensive loss, net of tax	—	—	—	—	(812)	—	—	(812)
Cash dividend declared ($0.03 per share)	—	—	—	(97)	—	—	—	(97)
ESOP shares committed to be released, 3,258 shares	—	—	8	—	—	32	—	40
Treasury stock purchased, 77,150 shares	—	—	—	—	—	—	(966)	(966)
Balance at September 30, 2023	$—	$34	$31,595	$32,407	$(6,959)	$(2,248)	$(1,576)	$53,253

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
Nine Months Ended September 30, 2024 and 2023	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance at January 1, 2024	$—	$34	$31,671	$31,972	$(5,592)	$(2,197)	$(2,199)	$53,689
Net loss	—	—	—	(1,822)	—	—	—	(1,822)
Stock based compensation expense	—	—	623	—	—	—	—	623
Other comprehensive income, net of tax	—	—	—	—	1,465	—	—	1,465
Cash dividend declared ($0.04 per share)	—	—	—	(380)	—	—	—	(380)
ESOP shares committed to be released, 9,831 shares	—	—	41	—	—	98	—	139
Treasury stock purchased, 69,931 shares	—	—	—	—	—	—	(1,002)	(1,002)
Balance at September 30, 2024	$—	$34	$32,335	$29,770	$(4,127)	$(2,099)	$(3,201)	$52,712

Balance at January 1, 2023	$—	$33	$31,099	$34,083	$(6,999)	$(2,346)	$—	$55,870
Cumulative change in accounting principle (adoption of ASC 326)	—	—	—	(1,010)	—	—	—	(1,010)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	—	33	31,099	33,073	(6,999)	(2,346)	—	54,860
Net loss	—	—	—	(401)	—	—	—	(401)
Stock based compensation expense	—	—	467	—	—	—	—	467
Issuance of restricted stock awards	—	1	—	—	—	—	—	1
Other comprehensive income, net of tax	—	—	—	—	40	—	—	40
Cash dividend declared ($0.02 per share in Q1 and $0.03 per share in Q2)	—	—	—	(265)	—	—	—	(265)
ESOP shares committed to be released, 9,774 shares	—	—	29	—	—	98	—	127
Treasury stock purchased, 127,417 shares	—	—	—	—	—	—	(1,576)	(1,576)
Balance at September 30, 2023	$—	$34	$31,595	$32,407	$(6,959)	$(2,248)	$(1,576)	$53,253

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	September 30,
	2024	2023
Operating Activities
Net loss	$(1,822)	$(401)
Adjustments to reconcile net loss to net cash from operating activities
Provision (credit) for credit losses - loans	211	185
Provision (credit) for credit losses - off-balance sheet credit exposures	(101)	27
Net amortization (accretion) of securities	42	(32)
Depreciation and amortization	429	316
Net realized loss on sales of securities available for sale	1	1,687
Loss on sale of loans	3,850	—
Loss on disposal of fixed assets	287	—
Appreciation on bank-owned life insurance	(86)	(79)
ESOP compensation expense for allocated shares	139	127
Loss (gain) on other real estate owned	41	(36)
Stock-based compensation	623	467
Deferred income tax benefit	(521)	(466)
(Gain) loss on fair value adjustment of fair value hedges	(12)	14
Net change in
Accrued interest receivable	5	(113)
Other assets	(518)	(46)
Accrued expenses and other liabilities	(549)	1,320
Net Cash from Operating Activities	2,019	2,970
Investing Activities
Net change in interest bearing deposits in banks	9,110	(7,016)
Activity in available for sale securities
Purchases	(3,474)	(9,511)
Sales	5,499	17,027
Maturities, prepayments and calls	12,799	4,730
Activity in held to maturity securities
Purchases	—	(2,139)
Maturities, prepayments and calls	2,994	2,960
Purchases of restricted investments	(256)	(1,066)
Loan originations and principal collections, net	(38,514)	(18,988)
Net (increase) decrease in net investment in direct financing leases	(1,294)	28
Proceeds from sale of loans, originally classified as loans held for investment	22,971	—
Proceeds from sales of other real estate owned	49	—
Additions of premises and equipment	(1,192)	(4,360)
Net Cash from (used for) Investing Activities	8,692	(18,335)
Financing Activities
Net increase in deposits	9,066	3,818
Advances from FHLB and other borrowings	52	33,201
Payments on FHLB and other borrowings	(13,752)	(16,317)
Cash dividends declared and paid	(380)	(265)
Purchases of treasury stock	(1,002)	(1,576)
Net Cash from Financing Activities	(6,016)	18,861
Net Change in Cash and Cash Equivalents	4,695	3,496
Cash and Cash Equivalents at Beginning of Period	13,060	8,927
Cash and Cash Equivalents at End of Period	$17,755	$12,423

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

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

The Company’s primary source of revenue is providing loans and banking services to consumers and commercial customers in Mineola, Texas, and the surrounding area and the Dallas-Fort Worth Metroplex. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (GAAP) and to general practices of the banking industry.

Policies and practices which materially affect the determination of financial position, results of operations and cash flows are summarized as follows:

Interim Financial Statements

The interim unaudited consolidated financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be achieved for the year ending December 31, 2024, or any other period. Certain prior period data presented in the consolidated financial statements has been reclassified to conform with the current period presentation. The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited consolidated financial statements and notes, contained in the Company’s Form 10-K for the year ended December 31, 2023. Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2023.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Broadstreet Bank, SSB and its wholly-owned subsidiary Mineola Financial Service Corporation, which is inactive. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Three and Nine Months Ended September 30, 2024 and 2023

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

Subsequent Events

After the period ended September 30, 2024, the Company sold $5,500 in securities for a gain of $40. The Company also prepaid $10,000 in FHLB advances incurring a prepayment penalty of $17 as well as a payoff of a $3,000 FHLB advance that had matured.

Note 2 – Earnings Per Share

Basic earnings per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including allocated and committed to be released ESOP shares and restricted stock awards granted on August 31, 2022, February 28, 2023, February 28, 2024, and August 30, 2024, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Income (Loss)	$515	$456	$(1,822)	$(401)

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	3,149,616	3,283,496	3,178,212	3,316,518
Less: average unearned ESOP shares	(213,090)	(228,007)	(218,446)	(232,889)
Weighted average shares outstanding for basic earnings per share	2,936,526	3,055,489	2,959,766	3,083,629

Additional dilutive shares	70,739	—	70,615	—

Weighted average shares outstanding for dilutive earnings per share	3,007,265	3,055,489	3,030,381	3,083,629

Basic earnings (loss) per share	$0.18	$0.15	$(0.62)	$(0.13)

Dilutive earnings (loss) per share	$0.17	$0.15	$(0.60)	$(0.13)

Nonvested restricted stock awards for 64,888 and 115,964 shares of common stock were not considered in computing diluted earnings per share for 2024 and 2023, respectively, because they were antidilutive. Nonvested stock options for 158,974 and 270,386 shares of common stock and vested stock options for 64,176 and 19,546 shares of common stock were not considered in computing diluted earnings per share for 2024 and 2023, respectively, because they were antidilutive.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

Note 3 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	September 30, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$25,237	$105	$(961)	$24,381
Collateralized mortgage obligations	38,019	46	(1,672)	36,393
State and municipal	15,148	—	(1,453)	13,695
Corporate bonds	7,348	—	(1,142)	6,206
Total securities available for sale	$85,752	$151	$(5,228)	$80,675

Held to Maturity
Debt Securities:
Residential mortgage-backed	$19,872	$—	$(1,946)	$17,926
State and municipal	1,573	—	(15)	1,558
U.S. Government and agency	1,487	3	—	1,490
Total securities held to maturity	$22,932	$3	$(1,961)	$20,974

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$26,379	$—	$(1,454)	$24,925
Collateralized mortgage obligations	52,426	31	(2,578)	49,879
State and municipal	15,220	—	(1,870)	13,350
Corporate bonds	6,500	—	(1,327)	5,173
Total securities available for sale	$100,525	$31	$(7,229)	$93,327

Held to Maturity
Debt Securities:
Residential mortgage-backed	$22,301	$—	$(2,584)	$19,717
State and municipal	1,985	—	(35)	1,950
U.S. Government and agency	1,734	—	(1)	1,733
Total securities held to maturity	$26,020	$—	$(2,620)	$23,400

During the three and nine months ended September 30, 2024, the Company had sales of available for sale securities of $5,499 with a loss of $1 and no sales of held to maturity securities. During the three months ended September 30, 2023, the Company had no sales of available for sale or held to maturity securities. During the nine months ended September 30, 2023, the Company had sales of available for sale securities of $17,027 with a loss of $1,687.

At September 30, 2024 and December 31, 2023, securities with a fair value of $16,583 and $14,152, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2024, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$365	$365
Due from one to five years	3,553	3,391	134	128
Due in five to ten years	12,522	11,179	1,487	1,490
After ten years	6,421	5,331	1,074	1,065
Residential mortgage-backed	25,237	24,381	19,872	17,926
Collateralized mortgage obligations	38,019	36,393	—	—
Total	$85,752	$80,675	$22,932	$20,974

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2024
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (0,84)	$—	$—	$29,813	$(2,907)
Collateralized mortgage obligations (1,17)	1,598	(7)	25,953	(1,665)
State and municipal (0,17)	—	—	14,578	(1,468)
Corporate bonds (2,12)	1,560	(38)	4,646	(1,104)
U.S. Government and agency (0,0)	—	—	—	—
Total	$3,158	$(45)	$74,990	$(7,144)

	December 31, 2023
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (4,85)	$9,486	$(46)	$35,156	$(3,992)
Collateralized mortgage obligations (5,20)	12,909	(207)	31,793	(2,371)
State and municipal (4,16)	1,718	(2)	13,582	(1,903)
Corporate bonds (0,12)	—	—	4,423	(1,327)
U.S. Government and agency (1,0)	1,733	(1)	—	—
Total	$25,846	$(256)	$84,954	$(9,593)

At September 30, 2024 and December 31, 2023, the Company had investment securities with approximately $7,144 and $9,593, respectively, in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the unrealized losses was primarily the change in market interest rates and not the issuers’ financial condition or downgrades by rating agencies. In addition, approximately 11.8% of the principal balance from the Company’s investment portfolio will mature and be repaid to the Company within five years or less. As a result, the Company has the ability and intent to hold such securities

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

until maturity.

The Company monitors credit quality of debt securities held-to-maturity through the use of nationally recognized credit ratings. The Company monitors credit ratings on a continual basis. The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$19,872	$1,438	$1,487
Baa1	—	135	—
	$19,872	$1,573	$1,487

	December 31, 2023
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$22,301	$1,851	$1,734
Baa2	—	134	—
	$22,301	$1,985	$1,734

As of September 30, 2024 and December 31, 2023, there were no securities held to maturity on nonaccrual status or past due.

Mortgage-backed Securities and Collateralized Mortgage Obligations

The unrealized losses on the Company’s investments in mortgage-backed securities and collateralized mortgage obligations were caused by market interest rate increases and decreases in prepayment speeds. The Company has no plans to sell these securities and will continue to monitor the unrealized losses’ effect on the financial statements. The contractual cash flows of many of these investments are guaranteed by agencies of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and prepayment speeds and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity. The unrealized losses on the Company’s investment in mortgage-backed securities have not been recognized into income and no allowance for credit losses was established at September 30, 2024 or December 31, 2023.

U.S. Government and Agency Securities

The unrealized losses on the Company’s investments in U.S. government and agency securities have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be at maturity. The decline in fair value is largely due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at September 30, 2024 and December 31, 2023.

Municipal Securities and Corporate Bonds

The unrealized losses on the Company’s investments in state and municipal securities and corporate bonds have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be at maturity. The decline in fair value is largely due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at September 30, 2024 and December 31, 2023.

Note 4 -   Loans and Allowance for Credit Losses

A summary of the balances of loans and leases follows:

	September 30,	December 31,
	2024	2023
Real estate
Construction and land	$55,187	$37,526
Farmland	9,349	8,317
1-4 Residential and multi-family	153,565	181,464
Commercial Real Estate	55,545	41,788
Total real estate	273,646	269,095
Agriculture	86	150
Commercial	7,106	6,900
Municipalities	9,253	2,173
Consumer and other	6,042	4,710
Subtotal	296,133	283,028
Less allowance for credit losses	(3,174)	(3,096)
Loans and leases, net	$292,959	$279,932

Direct financing leases of $1,330 and $36 are included in consumer and other loans at September 30, 2024 and December 31, 2023, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

The following tables set forth information regarding the activity in the allowance for credit losses for the three and nine months ended September 30, 2024 and September 30, 2023:

	September 30, 2024
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Three months ended
Beginning balance, July 1, 2024	$431	$55	$1,398	$452	$1	$448	$69	$121	$2,975
Provision (credit) for credit losses	151	17	(15)	124	—	19	10	(7)	299
Loans charged-off	—	—	(16)	—	—	(84)	—	(5)	(105)
Recoveries	—	—	—	—	—	—	—	5	5
Balance, September 30, 2024	$582	$72	$1,367	$576	$1	$383	$79	$114	$3,174
Nine months ended
Balance, January 1, 2024	$378	$66	$1,621	$482	$2	$441	$18	$88	$3,096
Provision (credit) for credit losses	204	6	(238)	94	(1)	26	61	59	211
Loans charged-off	—	—	(16)	—	—	(84)	—	(75)	(175)
Recoveries	—	—	—	—	—	—	—	42	42
Balance, September 30, 2024	$582	$72	$1,367	$576	$1	$383	$79	$114	$3,174

Balance, September 30, 2024 allocated to loans and leases individually evaluated	$—	$—	$30	$16	$—	$279	$—	$5	$330

Balance, September 30, 2024 allocated to loans and leases collectively evaluated	$582	$72	$1,337	$560	$1	$104	$79	$109	$2,844

Loans and leases receivable:
Balance, September 30, 2024 loans and leases individually evaluated	$301	$—	$1,879	$747	$—	$1,236	$—	$9	$4,172
Balance, September 30, 2024 loans and leases collectively evaluated	54,886	9,349	151,686	54,798	86	5,870	9,253	6,033	291,961
Balance, September 30, 2024	$55,187	$9,349	$153,565	$55,545	$86	$7,106	$9,253	$6,042	$296,133

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

	September 30, 2023
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Three months ended
Beginning balance, July 1, 2023	$442	$69	$1,517	$372	$1	$466	$14	$88	$2,969
Provision for credit losses	(82)	1	50	(2)	—	(14)	7	30	(10)
Loans charged-off	—	—	—	—	—	—	—	(29)	(29)
Recoveries	—	—	—	—	—	—	—	4	4
Balance, September 30, 2023	$360	$70	$1,567	$370	$1	$452	$21	$93	$2,934
Nine months ended
Beginning balance prior to adoption of ASC 326	$262	$31	$812	$227	$1	$359	$4	$59	$1,755
Impact of adopting ASC 326 on January 1, 2023	92	28	677	133	2	61	$4	$28	1,025
Provision for credit losses	6	11	78	10	(2)	32	13	37	185
Loans charged-off	—	—	—	—	—	—	—	(38)	(38)
Recoveries	—	—	—	—	—	—	—	7	7
Balance, September 30, 2023	$360	$70	$1,567	$370	$1	$452	$21	$93	$2,934

	December 31, 2023
	Real Estate
	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Allowance for credit losses:
Balance, December 31, 2023 allocated to loans and leases individually evaluated	$17	$4	$23	$12	$—	$348	$—	$4	$408

Balance, December 31, 2023 allocated to loans and leases collectively evaluated	$361	$62	$1,598	$470	$2	$93	$18	$84	$2,688

Loans and leases receivable:
Balance, December 31, 2023 loans and leases individually evaluated	$962	$155	$1,432	$492	$—	$1,401	$—	$14	$4,456
Balance, December 31, 2023 loans and leases collectively evaluated	36,564	8,162	180,032	41,296	150	5,499	2,173	4,696	278,572
Balance, December 31, 2023	$37,526	$8,317	$181,464	$41,788	$150	$6,900	$2,173	$4,710	$283,028

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of June 30, 2024 and December 31, 2023:

	September 30, 2024
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$301	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	480	—	—
Commercial real estate	54	—	—
Agriculture	—	—	—
Commercial	25	1,200	—
Municipalities	—	—	—
Consumer and other	—	—	—
Total	$860	$1,200	$—

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

	December 31, 2023
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$—	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	497	—	—
Commercial real estate	61	—	22
Agriculture	—	—	—
Commercial	6	345	8
Municipalities	—	—	—
Consumer and other	—	—	—
Total	$564	$345	$30

The Company did not recognize any interest income on nonaccrual loans during the periods ended June 30, 2024 or September 30, 2023.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
Construction and land	$301	$—	$
1-4 Residential & multi-family	618	—		—
Commercial real estate	54	—		—
Commercial	—	309		917
Consumer and other	—	—		1
Total	$973	$309		$918

	December 31, 2023
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
1-4 Residential & multi-family	$645	$—	$—
Commercial real estate	61	—	—
Commercial	—	445	6
Total	$706	$445	$6

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

The Company had $2,200 and $1,157 in collateral-dependent loans at September 30, 2024 and December 31, 2023, respectively.

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

Three and Nine Months Ended September 30, 2024 and 2023

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes in methodology were made during the three and nine months ended September 30, 2024.

Certain loan segments were reclassified during the period ended September 30, 2024. Each loan segment is made up of loan categories with similar risk characteristics. The Company’s realignment of the segments primarily consisted of separately presenting municipality loans from the consumer and other category. Management believes this accurately represents the risk profile of each loan segment. The prior period balances have been revised to conform to the current period presentation. These reclassifications did not have a significant impact on the allowance for credit losses.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

Based on the most recent analysis performed, the risk category of loans by class of loans and gross chargeoffs as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Construction and land
Risk rating
Pass	$21,753	$25,775	$4,948	$627	$564	$1,219	$54,886
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	301	—	—	301
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$21,753	$25,775	$4,948	$928	$564	$1,219	$55,187
Farmland
Risk rating
Pass	$2,660	$1,719	$1,893	$289	$490	$2,298	$9,349
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$2,660	$1,719	$1,893	$289	$490	$2,298	$9,349
1-4 Residential & multi-family
Risk rating
Pass	$11,774	$28,937	$18,865	$29,717	$38,766	$23,626	$151,685
Special mention	—	220	—	—	—	206	426
Substandard	—	25	—	217	93	1,119	1,454
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$11,774	$29,182	$18,865	$29,934	$38,859	$24,951	$153,565
Current period gross charge-offs	$—	$16	$—	$—	$—	$—	$16
Commercial real estate
Risk rating
Pass	$14,651	$13,583	$5,320	$7,098	$3,013	$11,132	$54,797
Special mention	—	—	—	—	—	302	302
Substandard	—	—	—	—	—	446	446
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$14,651	$13,583	$5,320	$7,098	$3,013	$11,880	$55,545
Agriculture
Risk rating
Pass	$23	$43	$4	$16	$—	$—	$86
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$23	$43	$4	$16	$—	$—	$86
Commercial
Risk rating
Pass	$3,067	$1,677	$547	$104	$141	$334	$5,870
Special mention	10	—	—	—	—	—	10
Substandard	23	—	—	894	62	247	1,226
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$3,100	$1,677	$547	$998	$203	$581	$7,106
Current period gross charge-offs	$84	$—	$—	$—	$—	$—	$84
Municipalities
Risk rating
Pass	$8,408	$845	$—	$—	$—	$—	$9,253
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$8,408	$845	$—	$—	$—	$—	$9,253
Consumer and other
Risk rating
Pass	$3,378	$1,257	$492	$883	$23	$—	$6,033
Special mention	—	5	2	1	—	—	8
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	1	—	—	—	1
Loss	—	—	—	—	—	—	—
	$3,378	$1,262	$495	$884	$23	$—	$6,042
Current period gross charge-offs	$58	$13	$4	$—	$—	$—	$75

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

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

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which is subsequently presented. The following table presents the amortized cost of performing and non-performing loans as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Construction and land
Performing	$21,753	$25,775	$4,948	$627	$564	$1,219	$54,886
Nonperforming	—	—	—	301	—	—	301
	$21,753	$25,775	$4,948	$928	$564	$1,219	$55,187

Farmland
Performing	$2,660	$1,719	$1,893	$289	$490	$2,298	$9,349
Nonperforming	—	—	—	—	—	—	—
	$2,660	$1,719	$1,893	$289	$490	$2,298	$9,349

1-4 Residential & multi-family
Performing	$11,774	$29,157	$18,865	$29,934	$38,859	$24,357	$152,946
Nonperforming	—	25	—	—	—	594	619
	$11,774	$29,182	$18,865	$29,934	$38,859	$24,951	$153,565

Commercial real estate
Performing	$14,651	$13,583	$5,320	$7,098	$3,013	$11,826	$55,491
Nonperforming	—	—	—	—	—	54	54
	$14,651	$13,583	$5,320	$7,098	$3,013	$11,880	$55,545

Agriculture
Performing	$23	$43	$4	$16	$—	$—	$86
Nonperforming	—	—	—	—	—	—	—
	$23	$43	$4	$16	$—	$—	$86

Commercial
Performing	$3,077	$1,677	$547	$104	$141	$334	$5,880
Nonperforming	23	—	—	894	62	247	1,226
	$3,100	$1,677	$547	$998	$203	$581	$7,106

Municipalities
Performing	$8,408	$845	$—	$—	$—	$—	$9,253
Nonperforming	—	—	—	—	—	—	—
	$8,408	$845	$—	$—	$—	$—	$9,253

Consumer and other
Performing	$3,378	$1,262	$494	$884	$23	$—	$6,041
Nonperforming	—	—	1	—	—	—	1
	$3,378	$1,262	$495	$884	$23	$—	$6,042

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

The following is an aging analysis for loans as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$—	$—	$301	$301	$54,886	$55,187
Farmland	—	—	—	—	9,349	9,349
1‑4 Residential & multi-family	377	92	150	619	152,946	153,565
Commercial real estate	—	—	—	—	55,545	55,545
Agriculture	—	—	—	—	86	86
Commercial	891	10	3	904	6,202	7,106
Municipalities	—	—	—	—	9,253	9,253
Consumer and other	4	—	—	4	6,038	6,042
Total	$1,272	$102	$454	$1,828	$294,305	$296,133

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$808	$1,153	$—	$1,961	$35,565	$37,526
Farmland	—	—	—	—	8,317	8,317
1‑4 Residential & multi-family	344	271	137	752	180,712	181,464
Commercial real estate	—	410	22	432	41,356	41,788
Agriculture	—	—	—	—	150	150
Commercial	—	—	8	8	6,892	6,900
Municipalities	—	—	—	—	2,173	2,173
Consumer and other	—	—	—	—	4,710	4,710
Total	$1,152	$1,834	$167	$3,153	$279,875	$283,028

All interest accrued but not collected for loans that are placed on nonaccrual status or are charged‐off is reversed against interest income. The interest on these loans is accounted for on the cash‐basis or cost‐recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the three and nine months ended September 30, 2024 and 2023.

The following table presents interest income recognized on loans that are collateral-dependent and individually reviewed for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Real estate
1-4 Residential & multi-family	$1	$2	$4	$5
Commercial	1	3	6	6
	$2	$5	$10	$11

During the three and nine months ended September 30, 2024 and 2023, there were no modifications of loans to borrowers in financial difficulty.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

There have been no modifications to borrowers with financial difficulty in the three and nine months ended September 30, 2024 and 2023 that subsequently defaulted. The Company has no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

Note 5 -   Off-Balance-Sheet Activities

The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At September 30, 2024 and December 31, 2023, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2024	December 31, 2023
Commitments to extend credit	$23,590	$37,394

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

The Bank is party to an agreement with the Federal Reserve Bank of Boston that provides the Bank with a federal funds line of credit in an amount tied to securities on deposit with that bank. The Bank pays no fees for this line of credit and has not drawn upon it. The Bank is party to agreements with its correspondent banks that provide the Bank with unsecured lines for up to $15,000 federal funds lines of credit to support overnight funding needs. The Bank pays no fees for these lines of credit and has not drawn upon them. One line renews annually and the other line is in effect until either party changes the terms of the agreement. The Bank is party to an additional agreement on a secured federal funds line of credit of $3,000 that is in effect until either party changes or fails to meet the terms of the agreement.

At September 30, 2024, the Company had no commitments to purchase securities.

The Company has no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated financial statements.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

Note 6 -   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Nine Months Ended
	September 30,
	2024	2023
Supplemental cash flow information:
Cash paid for
Interest on deposits	$5,396	$3,526
Interest on FHLB advances	2,046	1,776
Other interest	7	7
Income taxes	—	120
Non-cash activities
Transfer on loans receivable to loans held for sale	$26,821	—
Loan originations to facilitate the sale of other real estate owned	150	—
Premises and equipment transferred to other real estate owned	558	—

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

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At September 30, 2024 and December 31, 2023, the Bank’s CBLR ratio was 10.59% and 10.76%, respectively, which exceeded all regulatory capital requirements under the CBLR framework, and the Bank was considered to be “well-capitalized.”

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

Three and Nine Months Ended September 30, 2024 and 2023

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

A description of the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in valuation techniques during either the nine months ended September 30, 2024 or the year ended December 31, 2023.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed or third-party models that primarily use, as inputs,

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

observable market- based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

Derivative Instruments – The Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. No significant differences were identified during the validation as of September 30, 2024.

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

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same or similar factors above.

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$24,381	$—	$24,381
Collateralized mortgage obligations	—	36,393	—	36,393
State and municipal	—	13,695	—	13,695
Corporate bonds	—	6,206	—	6,206
Total financial assets	$—	$80,675	$—	$80,675

Financial liabilities
Derivative instruments	$—	$(139)	$—	$(139)
Total financial liabilities	$—	$(139)	$—	$(139)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$24,925	$—	$24,925
Collateralized mortgage obligations	—	49,879	—	49,879
State and municipal	—	13,350	—	13,350
Corporate bonds	—	5,173	—	5,173
Derivative instruments	—	115	—	115
Total financial assets	$—	$93,442	$—	$93,442

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

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$921	$921
Nonfinancial assets
Other real estate owned	—	—	480	480
	$—	$—	$1,401	$1,401

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$45	$45
Nonfinancial assets
Other real estate owned	—	—	162	162
	$—	$—	$207	$207

During the nine months ended September 30, 2024 and 2023, certain collateral-dependent loans were remeasured and reported at fair value through a specific allocation of the allowance for credit losses based upon the fair value of the underlying collateral. At September 30, 2024, collateral-dependent loans with a carrying value of $1,200 were reduced by specific valuation allowance allocations totaling $279 to a reported fair value of $921. At December 31, 2023, collateral dependent loans with a carrying value of $345 were reduced by specific valuation allowance allocations totaling $300 to a reported fair value of $45. The fair value of collateral dependent loans is determined based on collateral valuations utilizing Level 3 valuation inputs. There was a charge of $15 to the provision for credit losses and a transfer of $48 from the general reserve to the specific reserve as a result of additional reserve requirements according to the quarterly evaluation conducted on collateral dependent loans for the nine months ended September 30, 2024. There was no charge to the provision for credit losses as a result of the valuation allowances for the nine months ended September 30, 2023.

At September 30, 2024, the Company had other real estate owned consisting of two bank properties that were purchased for future expansion, but have now been listed for sale. At December 31, 2023, the Company had one commercial building held as other real estate owned with a carrying value of $162, which was sold at a gain during the nine months ended September 30, 2024.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	September 30, 2024	Technique	Inputs	Values
Collateral-dependent loans	$921	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Other real estate owned	$480	Appraisal of collateral (1)	Appraisal adjustment	10-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2023	Technique	Inputs	Values
Collateral-dependent loans	$45	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Other real estate owned	$162	Appraisal of collateral (1)	Appraisal adjustment	10-25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30, 2024
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$17,755	$—	$—	$17,755	$17,755
Interest bearing deposits in banks	3,188	—	—	3,188	3,188
Securities held to maturity	—	20,974	—	20,974	22,932
Loans, net	—	—	280,376	280,376	291,629
Net investment in direct financing leases	—	—	1,330	1,330	1,330
Accrued interest receivable	1,723	—	—	1,723	1,723
Restricted investments carried at cost	—	4,165	—	4,165	4,165
Financial liabilities
Deposits	—	—	302,805	302,805	326,307
FHLB advances	—	—	63,721	63,721	63,196
Accrued interest payable	776	—	—	776	776

	December 31, 2023
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$13,060	$—	$—	$13,060	$13,060
Interest bearing deposits in banks	12,298	—	—	12,298	12,298
Securities held to maturity	—	23,400	—	23,400	26,020
Loans, net	—	—	262,356	262,356	279,896
Net investment in direct financing leases	—	—	36	36	36
Accrued interest receivable	1,728	—	—	1,728	1,728
Restricted investments carried at cost	—	3,909	—	3,909	3,909
Mortgage servicing rights	—	—	6	6	6
Financial liabilities
Deposits	—	—	292,885	292,885	317,241
FHLB advances	—	—	76,856	76,856	76,896
Accrued interest payable	783	—	—	783	783

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

Three and Nine Months Ended September 30, 2024 and 2023

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $46 and $139 for the three and nine months ended September 30, 2024 and $40 and $127 for the three and nine months ended September 30, 2023.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

A summary of the ESOP shares as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Shares allocated to participants	40,906	40,906
Shares committed to be released to participants	9,831	—
Shares distributed to terminated participants	(4,524)	(336)
Unreleased shares	209,884	219,715
Total	256,097	260,285
Fair value of unreleased shares	$3,096	$3,101

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

Securities available for sale – The Company has a swap agreement to hedge the interest rate risk on a portion of its fixed rate securities available for sale. At September 30, 2024 and December 31, 2023, the aggregate notional amount of the related hedged items of the securities available for sale totaled $25 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized loss of $148 and an unrealized gain of $119, respectively.

During the nine months ended September 30, 2024, the carrying amount of the hedged assets decreased due to the sale of two securities with an amortized cost of $5,500. At September 30, 2024, the hedging relationship still qualified for hedge accounting due to the amortized cost of the remaining securities exceeding the notional amount.

The Company applies hedge accounting in accordance with ASC 815, Derivatives and Hedging, and the fair value hedge and the underlying hedged item, attributable to the risk being hedged, are recorded at fair value with unrealized gains and losses being recorded within financial derivative interest income on the Company’s Consolidated Statements of Operations. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows on the derivative hedging instrument with the changes in fair value or cash flows on the designated hedged item or transactions for the risk being hedged.

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

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts in thousands, except share and per share data)

The following table summarizes key elements of the Company’s derivative instruments as of September 30, 2024 and December 31, 2023, segregated by derivatives that are considered accounting hedges and those that are not:

	September 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedges:
Fair Value Hedges	$25,000	$(139)	$25,000	$115
Total	$25,000	$(139)	$25,000	$115

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Carrying Amount of Hedged Assets Amount	Cumulative Amount of Basis Adjustments Included in the Carrying Amount of the Hedged Assets	Carrying Amount of Hedged Assets Amount	Cumulative Amount of Basis Adjustments Included in the Carrying Amount of the Hedged Assets
Line items on the Consolidated Statements of Financial Condition in which the hedged items is included:
Securities available for sale	$34,420	$148	$41,912	$(119)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Texas Community Bancshares, Inc.’s (the “Company”) consolidated financial condition at September 30, 2024 and consolidated results of operations for the three and nine months ended September 30, 2024 and 2023. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to control costs and manage liquidity;
●	our ability to maintain our deposit base cost-effectively and access cost-effective funding;
●	general economic conditions, either nationally or in our market areas, which are worse than expected;
●	changes in yields on our assets resulting from changes in market interest rates;
●	fluctuation in the demand for construction loans in our market area;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	risks related to a high concentration of loans secured by 1-4 family real estate located in our market area;
●	risks related to higher levels of commercial real estate and development loans;
●	our ability to control costs when hiring employees in a competitive labor market and rural area;
●	our ability to control cost and expenses, particularly those associated with operating a publicly traded company;
●	fluctuations in real estate values and market conditions in both residential and commercial real estate;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;

●	competition among depository and other financial institutions and brokers;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of our investment securities and other financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or strategic plan implementation;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

The allocation methodology applied by the Company is designed to assess the appropriateness of the allowance for credit losses on loans and includes allocations for specifically identified collateral dependent loans and loss factor allocations for all remaining loans, with a component primarily based on historical peer and Company loss rates, reasonable and supportable forecasts, and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions, reasonable and supportable forecasts, and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allowance for credit losses on loans is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for credit losses on loans was adequate at September 30, 2024 and December 31, 2023. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for credit losses. As a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is the responsibility of the Company and any increase or decrease in the allowance is the responsibility of management.

The allowance for credit losses on unfunded commitments is calculated using the same methodology as loans and considers the funding probability and the amount to be expected to be funded over the life of the commitment.

The Company assesses held to maturity (HTM) securities for credit losses and due to the HTM securities primarily being issued by government-sponsored entities or being highly rated municipals, management concluded that no credit loss should be recognized for these securities for the nine months ended September 30, 2024.

The CECL standard also requires for credit losses on available for sale (AFS) securities to be recorded through an allowance for credit losses rather a write-down of the individual security. As of September 30, 2024, the Company did not have an allowance for credit losses on AFS securities based upon the decline in fair value being attributable to changes in market interest rates and not credit quality.

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

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total Assets. Total assets were $446.0 million at September 30, 2024, a decrease of $6.0 million, or 1.3%, from $452.0 million at December 31, 2023. The decrease was due primarily to a decrease in securities of $15.7 million, or 13.2%, to $103.6 million at September 30, 2024 from $119.3 million at December 31, 2023 and a decrease in interest bearing deposits in banks of $9.1 million, or 74.0%, to $3.2 million at September 30, 2024 from $12.3 million at December 31, 2023 partially offset by an increase in net loans and leases of $13.1 million, or 4.7%, to $293.0 million at September 30, 2024 from $279.9 million at December 31, 2023 and an increase in cash and cash equivalents of $4.7 million, or 35.9%, to $17.8 million at September 30, 2024 from $13.1 million at December 31, 2023. The increase in loans was net of the sale of 122 performing residential mortgage loans totaling $27.1 million at a loss of $3.8 million, net of mortgage servicing rights retained, as part of a portfolio repositioning strategy to take advantage of repricing opportunities with the goal of increasing yield, shortening weighted average life and diversifying the loan portfolio by reducing the concentration in residential mortgage loans.

Cash and Cash Equivalents. Cash and cash equivalents increased $4.7 million, or 35.9%, to $17.8 million (which includes fed funds sold of $12.6 million) at September 30, 2024 from $13.1 million (which includes fed funds sold of $7.6 million) at December 31, 2023. This increase was primarily the result of an increase in deposits of $9.1 million, or 2.9%, a decrease in securities of $15.7 million and a decrease in interest bearing deposits in banks of $9.1 million partially offset primarily by an increase in loans of $13.1 million, dividends paid of $380,000, stock repurchases of $1.0 million, and a decrease in FHLB advances of $13.7 million.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks decreased $9.1 million, or 74.0%, to $3.2 million at September 30, 2024, compared to $12.3 million at December 31, 2023. The decrease was primarily the result of a reduction of $3.2 million in Qwickrate Certificates of Deposit (CDs) and $6.0 million in money market funds with correspondent banks being moved to cash primarily to be used for the payoff of $12.7 million in FHLB advances. The Bank utilizes the Qwickrate listing service, which is a resource where banks can purchase and sell Certificates of Deposit (CDs) with other banks to invest excess funds in CDs at a competitive rate. At September 30, 2024, there were no Qwickrate CDs with other banks.

Securities Available for Sale. Securities available for sale decreased by $12.6 million, or 13.5%, to $80.7 million at September 30, 2024 from $93.3 million at December 31, 2023. During the nine months ended September 30, 2024, we had purchases of securities of $3.5 million, received paydowns of $9.4 million and securities of $3.4 million being called. During the nine months ended September 30, 2024, we sold two floating rate securities totaling $5.5 million to be reinvested at a fixed rate. Net unrealized losses on the available for sale portfolio, including derivatives, decreased by $1.5 million, or 26.8%, to $4.1 million, net of tax, from $5.6 million, net of tax, due primarily to decreases in market interest rates. Gross unrealized losses on the AFS portfolio consisting of 81 securities decreased from $7.2 million, or 7.2% of the portfolio’s amortized cost of $100.5 million at December 31, 2023, to $5.1 million, or 6.0% of the amortized cost of $85.8 million at September 30, 2024. These unrealized losses are due to increases in market interest rates.

Securities Held to Maturity. Securities held to maturity decreased by $3.1 million, or 11.9%, to $22.9 million at September 30, 2024 from $26.0 million at December 31, 2023. This decrease is due primarily to one security of $395,000 being called and paydowns of $2.6 million. The HTM portfolio had 69 securities with gross unrealized losses of $2.0 million, or 8.8%, of the amortized cost of $22.9 million at September 30, 2024 compared to $2.6 million, or 10.0%, of the amortized cost of $26.0 million at December 31, 2023. These unrealized losses are due to increases in market interest rates.

Loans and Leases Receivable, Net. Net loans and leases receivable increased $13.0 million, or 4.7%, to $293.0 million at September 30, 2024 from $279.9 million at December 31, 2023. The increase in loans was primarily due to an increase in commercial real estate loans after reinvesting the funds from the sale of 122 performing residential mortgage loans totaling $27.1 million being sold at a loss of $3.8 million, net of mortgage servicing rights retained of $239,000. The sales were part of a portfolio repositioning strategy to take advantage of repricing opportunities with the goal of increasing yield, shortening weighted average life and diversifying the loan portfolio by reducing concentration risk in residential mortgage loans. In addition to the loan sale, there was $77.8 million in loan originations partially offset by $37.2 million in payoffs and $9.9 million in contractual repayments.

The loan and lease portfolio totaled $296.1 million and is comprised of $273.6 million, or 92.4%, real estate loans, $7.1 million, or 2.4%, commercial and industrial loans, $6.1 million, or 2.1%, consumer loans and other loans, and $9.3 million, or 3.1%, municipal loans. Real estate loans include $143.1 million, or 48.3%, 1-4 family residential loans, $10.5 million, or 3.6%, multi-family loans, $55.5 million, or 18.8%, commercial real estate (CRE) loans, $22.1 million, or 7.4%, in 1-4 family construction loans, $33.1 million, or 11.2%, in other construction and development loans and $9.3 million, or 3.2%, in farmland loans. Total loans include interim construction loans of $37.9 million, or 76.9%, of the completed project balance of $49.3 million which includes $21.3 million in single-family residence loans, including $7.9 million in speculative construction loans to builders, $2.4 million in subdivision construction, $16.8 million in muti-family construction loans and $8.8 million in CRE loans. The total construction loan portfolio consisted of 65 loans with outstanding balances of $49.3 million at September 30, 2024 compared to 82 loans with outstanding balances of $54.3 million at December 31, 2023.

At September 30, 2024, commercial real estate loans consisted of $23.5 million owner occupied and $32.0 million non-owner occupied real estate. At September 30, 2024, commercial real estate loans primarily include loans collateralized by self-storage facilities ($16.4 million), commercial rental properties ($9.4 million), gas stations with convenience stores ($8.4 million), churches ($4.6 million), rural water district assets ($3.8 million), and restaurants ($2.4 million). The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. Generally, we require the debt service coverage ratio to be at least 1.2x. The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of commercial real estate borrowers. We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial conditions of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property, debt service capabilities, global cash flows of the borrower and other guarantors, and the borrower’s payment history with us and other financial institutions.

Deposits. Deposits increased $9.1 million, or 2.9%, to $326.3 million at September 30, 2024 from $317.2 million at December 31, 2023. Core deposits (defined as all deposits other than certificates of deposit) increased $6.4 million, or 3.2%, to $204.9 million at September 30, 2024 from $198.5 million at December 31, 2023. Retail certificates of deposit increased $3.0 million, or 2.8%, to $109.5 million at September 30, 2024 from $106.5 million at December 31, 2023. At September 30, 2024, there were $12.0 million in brokered deposits. The year-to-date average cost of interest-bearing deposits increased 50 basis points, or 24.1%, to 2.58% at September 30, 2024 compared to 2.08% at December 31, 2023. Due to a strategic effort to increase noninterest bearing deposits, cost of total deposits increased 11 basis points, or 5.3%, from 2.09% at December 31, 2023 to 2.20% at September 30, 2024. At September 30, 2024, there were 198 accounts with balances in excess of the $250,000 FDIC insurance limit with an aggregate balance of $99.5 million, or 30.5% of deposits. The amount that was over the FDIC insurance limit was $50.0 million, or 15.3%, that was potentially uninsured, including certificates of deposit of $9.7 million, money market accounts of $12.3 million and $28.0 million in checking and savings accounts.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank decreased by $13.7 million, or 17.8%, to $63.2 million at September 30, 2024 from $76.9 million at December 31, 2023 due to the payoff of five advances totaling $12.7 million and to normal principal payments on amortizing advances of $1.0 million. There is one additional $3.0 million advance that will mature in 2024. There are no current plans to renew the advance.

Total Shareholders’ Equity. Total shareholders’ equity decreased $1.0 million, or 1.9%, to $52.7 million at September 30, 2024 from $53.7 million at December 31, 2023. This decrease was primarily due to a net loss for the nine months ended September 30, 2024 of $1.8 million resulting primarily from the pre-tax loss of $3.8 million, net of mortgage servicing rights retained, on the sale of residential mortgage loans. The Company also repurchased 69,931 shares of its common stock for a decrease of $1.0 million and paid quarterly dividends totaling $380,000, partially offset by an increase in equity of $623,000 from vesting of the 2022 Equity Plan and an increase of $139,000 with the accrual of ESOP commitments for the nine months ended September 30, 2024. There was a decrease in the accumulated other comprehensive loss, net of tax, due to decreases in market interest rates that added $1.5 million to shareholder’s equity at September 30, 2024.

At September 30, 2024, Broadstreet Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes. A community bank leverage ratio of at least 9.0% is required to be considered “well capitalized” under regulatory requirements. At September 30, 2024, Broadstreet Bank was well capitalized and had a ratio of 10.59%.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are only included in the computation of average balances. Average yields for loans include loan fees of $175,000 and $242,000 for the three months ended September 30, 2024 and 2023, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Three Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$279,049	$4,043	5.80%	$272,172	$3,410	5.01%
Allowance for credit losses	(3,024)			(2,953)
Securities	108,362	1,070	3.95%	122,259	1,276	4.17%
Restricted stock	3,610	55	6.09%	3,266	44	5.39%
Interest bearing deposits in banks	8,279	125	6.04%	5,602	74	5.28%
Federal funds sold	19,383	274	5.65%	4,599	60	5.22%
Financial derivative	284	135		707	112
Total interest earning assets	415,943	5,702	5.48%	405,652	4,976	4.91%
Noninterest earning assets	29,000			25,728
Total assets	$444,943			$431,380

Interest-bearing liabilities:
Interest bearing demand deposits	$70,172	122	0.70%	$56,176	52	0.37%
Regular savings and other deposits	44,677	42	0.38%	52,878	40	0.30%
Money market deposits	44,859	370	3.30%	33,489	296	3.54%
Certificates of deposit	121,039	1,309	4.33%	111,071	1,055	3.80%
Total interest bearing deposits	280,747	1,843	2.63%	253,614	1,443	2.28%
Advances from FHLB	67,001	643	3.84%	76,435	687	3.60%
Other liabilities	731	3	1.64%	619	2	1.29%
Total interest bearing liabilities	348,479	2,489	2.86%	330,668	2,132	2.58%
Noninterest bearing demand deposits	49,461			53,789
Other noninterest bearing liabilities	4,695			5,070
Total liabilities	402,635			389,527
Total shareholders’ equity	42,308			41,853
Total liabilities and shareholders' equity	$444,943			$431,380
Net interest income		$3,213			$2,844
Net interest rate spread (1)			2.62%			2.33%
Net interest earning assets (2)	$67,464			$74,984
Net interest margin (3)			3.09%			2.80%
Average interest earning assets to interest bearing liabilities			119.36%			122.68%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Three Months Ended September 30, 2024 and September 30, 2023

Net Income. The Company had net income of $515,000 for the three months ended September 30, 2024, compared to net income of $456,000 for the three months ended September 30, 2023, an increase of $59,000, or 12.9%. The increase was primarily due to a $369,000, or 13.0%, increase in net interest income and a $29,000 decrease in income tax expense partially offset by a $234,000 increase in the provision for credit losses, a $62,000, or 10.5%, decrease in noninterest income, and a $43,000, or 1.5%, increase in noninterest expense.

Interest Income. Interest income increased $726,000, or 14.6%, to $5.7 million for the three months ended September 30, 2024 from $5.0 million for the three months ended September 30, 2023. This was primarily the result of increased interest income on loans due to increased yields and an increase in the average balance of loans. Average interest earning assets increased by $10.2 million, or 2.5%, from $405.7 million for the three months ended September 30, 2023 to $415.9 million for the three months ended September 30, 2024 and the yield on average interest earning assets increased 57 basis points, or 11.6%, from 4.91% for the three months ended September 30, 2023 to 5.48% for the three months ended September 30, 2024.

Interest income on loans increased $633,000, or 18.6%, to $4.0 million for the three months ended September 30, 2024 from $3.4 million for the three months ended September 30, 2023. This increase resulted primarily from an increase in average loans of $6.8 million, or 2.5%, from $272.2 million for the three months ended September 30, 2023 to $279.0 million for the three months ended September 30, 2024 and an increase in loan yield of 79 basis points, or 15.7%, to 5.80% for the three months ended September 30, 2024 from 5.01% for the three months ended September 30, 2023. The increase in loan yield was due primarily to increased market interest rates and diversification of the loan portfolio to include higher yielding commercial real estate loans.

Interest income on securities decreased $206,000, or 16.1%, from $1.3 million for the three months ended September 30, 2023 to $1.1 million for the three months ended September 30, 2024. This decrease resulted from a decrease in the average balance of securities of $13.9 million, or 11.4%, from $122.3 million for the three months ended September 30, 2023 to $108.4 million for the three months ended September 30, 2024 and a decrease of 22 basis points, or 5.3%, in average yield from 4.17% for the three months ended September 30, 2023 to 3.95% for the three months ended September 30, 2024. The rate decrease is reflective of market interest rate decreases and the sale of some higher yielding securities with a floating rate in order to reprice at a fixed rate.

Interest income on restricted investments, which includes primarily Federal Home Loan Bank (FHLB) and TIB Bank stock dividends, increased $11,000, or 25.0%, from $44,000 for the three months ended September 30, 2023 to $55,000 for the three months ended September 30, 2024. This increase resulted from an increase in the average balance of these investments of $344,000 or 10.5%, from $3.3 million for the three months ended September 30, 2023 to $3.6 million for the three months ended September 30, 2024 in addition to an increase of 70 basis points, or 13.0%, in average yield from 5.39% for the three months ended September 30, 2023 to 6.09% for the three months ended September 30, 2024. The increase in yield was due primarily to increases in dividends paid by the banks and the increase in investments is due to additional required purchases of FHLB stock resulting from an increase in FHLB advances.

Interest income on interest bearing deposits in banks increased $51,000, or 68.9%, from $74,000 for the three months ended September 30, 2023 to $125,000 for the three months ended September 30, 2024. This increase resulted primarily from an increase in average interest-bearing deposits of $2.7 million, or 48.2%, from $5.6 million for the three months ended September 30, 2023 to $8.3 million for the three months ended September 30, 2024 and an increase in average yield of 76 basis points, or 14.3%, from 5.28% for the three months ended September 30, 2023 to 6.04% for the three months ended September 30, 2024. There was also an increase of $214,000, or 356.7%, in fed funds interest income for the three months ended September 30, 2024 from $60,000 for the three months ended September 30, 2023 to $274,000 for the three months ended September 30, 2024, primarily from an increase of 43 basis points, or 8.2%, in average yield on fed funds sold from 5.22% for the three months ended September 30, 2023 to 5.65% for the three months ended September 30, 2024 and a $14.8 million, or 321.7%, increase in average fed funds sold from $4.6 million for the three months ended September 30, 2023 to $19.4 million for the three months ended September 30, 2024. The increase in yields on deposits in banks and fed funds is reflective of the increase in market interest rates. During the three months ended September 30, 2024, the Company maintained higher account balances in interest bearing deposits in banks and fed funds sold, due to receipt of cash from the loan sale and generally maintaining higher levels of liquidity.

Interest income from the fair value hedge was $135,000 for the three months ended September 30, 2024 compared to $112,000 for the three months ended September 30, 2023. The Company entered into an interest rate swap agreement in May 2023 to convert a portion of its interest rate exposure from fixed rates to floating rates to help manage the interest rate risk position. Refer to additional detail regarding the fair value hedge in Note 10 – Derivatives of the accompanying unaudited consolidated financial statements.

Interest Expense. Total interest expense increased $357,000, or 16.7%, to $2.5 million for the three months ended September 30, 2024 from $2.1 million for the three months ended September 30, 2023 primarily due to an increase in average interest-bearing liabilities of $17.8 million, or 5.4%, to $348.5 million for the three months ended September 30, 2024 from $330.7 million for the three months ended September 30, 2023 and an increase in the average cost of interest-bearing liabilities of 28 basis points, or 10.8%, from 2.58% for the three months ended September 30, 2023 to 2.86% for the three months ended September 30, 2024, primarily due to increases in higher cost deposit accounts. Interest expense on deposit accounts increased $400,000, or 27.7%, to $1.8 million for the three months ended September 30, 2024 from $1.4 million for the three months ended September 30, 2023, due to an increase in the average deposit cost of 35 basis points, or 15.4%, from 2.28% for the three months ended September 30, 2023 to 2.63% for the three months ended September 30, 2024 and an increase in average interest-bearing deposits of $27.1 million, or 10.7% from $253.6 million for the three months ended September 30, 2023 to $280.7 million for the three months ended September 30, 2024, with increases being in certificates of deposit, money market accounts and demand deposits.

Interest expense on Federal Home Loan Bank advances decreased $44,000, or 6.4%, to $643,000 for the three months ended September 30, 2024 from $687,000 for the three months ended September 30, 2023. This decrease was due primarily to the decrease in the average balance of Federal Home Loan Bank advances of $9.4 million, or 12.3%, to $67.0 million for the three months ended September 30, 2024 from $76.4 million for the three months ended September 30, 2023. The average yield on advances increased 24 basis points, or 6.8%, from 3.60% for the three months ended September 30, 2023 to 3.84% for the three months ended September 30, 2024 due to paying off $7.7 million in advances from 2019 with significantly lower rates than the weighted average cost of all FHLB borrowings. The decrease in average advances was primarily due to paying off $7.7 million in maturing advances in the three months ended September 30, 2024 compared to purchasing $8.0 million in the three months ended September 30, 2023 to maintain a higher level of liquidity in 2023 due to market uncertainty.

Net Interest Income. Net interest income increased $369,000, or 13.0%, to $3.2 million for the three months ended September 30, 2024 from $2.8 million for the three months ended September 30, 2023 due primarily to an increase in net interest margin of 29 basis points, or 10.2%, to 3.09% for the three months ended September 30, 2024 from 2.80% for the three months ended September 30, 2023 partially offset by a decrease in average net interest-earning assets of $7.5 million, or 10.0%, to $67.5 million at September 30, 2024 from $75.0 million at September 30, 2023. The increase in net interest margin was primarily due to balance sheet restructurings, which included the loan sale in 2024, allowing us to place the funds in higher yielding assets and increase the rate of repricing interest-earning assets to better align with the rate of repricing interest-bearing liabilities in addition to a more disciplined approach to deposit pricing. The average yield on interest-earning assets increased by 57 basis points, or 11.6%, compared to the average increase on interest bearing liabilities increasing by 28 basis points, or 10.8%.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses increased $234,000, or 806.9%, to $263,000 for the three months ended September 30, 2024 from a provision for credit losses of $29,000 for the three months ended September 30, 2023, primarily due to a previous decrease in the allowance related to the sale of residential loans being reversed as new loans are originated and added to the portfolio. Many of the loans added are in the commercial portfolio that carry a higher allowance requirement as well. An increase in average loans and leases of $6.8 million from $272.2 million for the three months ended September 30, 2023 to $279.0 million for the three months ended September 30, 2024 and charge-offs of $9,000 that weren’t already specifically reserved for also added to the provision required. The allowance for credit losses was 1.07% of total loans at September 30, 2024.

Noninterest Income. Noninterest income decreased $62,000, or 10.5%, to $530,000 for the three months ended September 30, 2024 from $592,000 for the three months ended September 30, 2023, primarily due to a decrease of $42,000 in loan fee income from the wholesale lending program, a decrease of $10,000 in deposit service charges, and nonrecurring income of $36,000 related to write up of foreclosed property in 2023 partially offset by a $15,000 increase in net appreciation of bank-owned life insurance due to a change in carriers to increase yield.

Noninterest Expense. Noninterest expense increased $43,000, or 1.5%, to $2.9 million for the three months ended September 30, 2024 from $2.8 million for the three months ended September 30, 2023 primarily due to increases in occupancy and equipment expenses related to new branches and other expenses partially offset by decreases in salary and employee benefit expenses, data processing, technology expenses and director fees.

Occupancy and equipment expenses increased $68,000, or 35.2%, from $193,000 for the three months ended September 30, 2023 to $261,000 for the three months ended September 30, 2024 primarily due to expenses related to opening two new branches. Data processing decreased $11,000, or 4.5%, due primarily to a contract negotiation and technology expenses decreased $61,000, or 49.6%, due to receipt of a credit associated with the provider reimbursing the cost of tap debit card implementation. Other expenses increased $128,000, or 30.3%, primarily due to increased auditing expenses of $28,000 due primarily to additional internal audits and overall price increases, an increase in FDIC assessment expenses of $15,000 primarily due to an overall increase in the FDIC assessment rate, a $19,000 increase in marketing expenses, a $13,000 increase in insurance expenses, and a $23,000 increase in training expenses. Salary and employee benefit expenses decreased by $50,000, or 3.0%, to $1.6 million for the three months ended September 30, 2024 from $1.7 million for the three months ended September 30, 2023, due primarily to reduced benefit costs from terminating a deferred compensation plan at December 31, 2023, CEO transition in 2023 and decreased director fees of $31,000 due to a reduction in the number of directors in 2024.

Income Tax Expense. Income tax expense decreased by $29,000, or 24.8%, to $88,000 for the three months ended September 30, 2024 from $117,000 for the three months ended September 30, 2023, although there was an increase in net income before taxes of $30,000 from $573,000 for the three months ended September 30, 2023 to $603,000 for the three months ended September 30, 2024. The effective tax rate was 14.6% and 20.4% for the three months ended September 30, 2024 and 2023, respectively. The decrease in taxes and effective tax rate was primarily due to nontaxable income increasing at a faster rate than taxable income.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are only included in the computation of average balances. Average yields for loans include loan fees of $375,000 and $456,000 for the nine months ended September 30, 2024 and 2023, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Nine Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$278,808	$11,553	5.52%	$265,212	$9,289	4.67%
Allowance for credit losses	(2,997)			(2,531)
PPP loans	—	—	—%	—	—	—%
Securities	114,557	3,526	4.10%	125,088	3,789	4.04%
Restricted stock	3,558	164	6.15%	2,974	105	4.71%
Interest-bearing deposits in banks	14,404	603	5.58%	5,942	202	4.53%
Federal funds sold	14,129	580	5.47%	3,488	130	4.97%
Financial derivative	442	375		622	145
Total interest-earning assets	422,901	16,801	5.30%	400,795	13,660	4.54%
Noninterest-earning assets	28,675			23,504
Total assets	$451,576			$424,299

Interest-bearing liabilities:
Interest-bearing demand deposits	$68,852	345	0.67%	$60,309	166	0.37%
Regular savings and other deposits	46,422	117	0.34%	57,153	133	0.31%
Money market deposits	43,535	1,089	3.34%	30,931	695	3.00%
Certificates of deposit	121,060	3,862	4.25%	104,935	2,682	3.41%
Total interest-bearing deposits	279,869	5,413	2.58%	253,328	3,676	1.93%
Advances from the Federal Home Loan Bank	72,714	2,022	3.71%	68,905	1,849	3.58%
Other liabilities	723	7	1.29%	599	7	1.56%
Total interest-bearing liabilities	353,306	7,442	2.81%	322,832	5,532	2.28%
Noninterest-bearing demand deposits	51,789			55,039
Other noninterest-bearing liabilities	4,415			4,321
Total liabilities	409,510			382,192
Total shareholders' equity	42,066			42,107
Total liabilities and shareholders' equity	$451,576			$424,299
Net interest income		$9,359			$8,128
Net interest rate spread (1)			2.49%			2.26%
Net interest-earning assets (2)	$69,595			$77,963
Net interest margin (3)			2.95%			2.70%
Average interest-earning assets to interest-bearing liabilities			119.70%			124.15%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Nine Months Ended September 30, 2024 and September 30, 2023

Net Income. The Company had a net loss of $1.8 million for the nine months ended September 30, 2024, compared to a net loss of $401,000 for the nine months ended September 30, 2023, a decrease of $1.4 million, or 350.0%. The net loss was primarily due to a $2.5 million, or 2,500%, decrease in noninterest income resulting primarily from the sale of 122 performing residential mortgage loans as part of a balance sheet repositioning strategy at a pre-tax loss of $3.8 million, net of mortgage servicing rights retained. Additionally, there was a $651,000, or 7.8%, increase in noninterest expenses, partially offset by an increase in net interest income of $1.3 million, or 16.0%, to $9.4 million for the nine months ended September 30, 2024 from $8.1 million for the nine months ended September 30, 2023 and a $102,000, or 48.1%, decrease in the provision for credit losses and a $432,000, or 313.0%, decrease in income tax expense.

Interest Income. Interest income increased $3.1 million, or 22.6%, to $16.8 million for the nine months ended September 30, 2024 from $13.7 million for the nine months ended September 30, 2023. This was primarily the result of increased interest income on loans, interest-bearing deposits in banks, and federal funds sold due to increased yields and an increase in the average balances. Average interest earning assets increased by $22.1 million, or 5.5%, from $400.8 million for the nine months ended September 30, 2023 to $422.9 million at September 30, 2024, and an increase in the yield on interest earning assets of 76 basis points, or 16.8%, from 4.54% for the nine months ended September 30, 2023 to 5.30% for the nine months ended September 30, 2024.

Interest income on loans increased $2.3 million, or 24.7%, to $11.6 million for the nine months ended September 30, 2024 from $9.3 million for the nine months ended September 30, 2023. This increase resulted primarily from an increase in average loans of $13.6 million, or 5.1%, from $265.2 million for the nine months ended September 30, 2023 to $278.8 million for the nine months ended September 30, 2024, with an increase in loan yield of 85 basis points, or 18.3%, to 5.52% for the nine months ended September 30, 2024 from 4.67% for the nine months ended September 30, 2023. The increase in loan yield was due primarily to increased market interest rates and originating more commercial based loans at higher rates to replace the $27.1 million residential loans that were sold. Additionally, the Company recognized $76,000 during the nine months ended September 30, 2024 in interest income on a loan payoff from a loan that had been on nonaccrual status.

Interest income on securities decreased $263,000, or 6.9%, from $3.8 million for the nine months ended September 30, 2023 to $3.5 million for the nine months ended September 30, 2024. This decrease resulted from a decrease in the average balance of securities of $10.5 million, or 8.4%, from $125.1 million for the nine months ended September 30, 2023 to $114.6 million for the nine months ended September 30, 2024, partially offset by an increase of six basis points, or 1.5%, in average yield from 4.04% for the nine months ended September 30, 2023 to 4.10% for the nine months ended September 30, 2024.

Interest income on interest bearing deposits in banks increased $401,000, or 198.5%, from $202,000 for the nine months ended September 30, 2023 to $603,000 for the nine months ended September 30, 2024. This increase resulted primarily from an increase in average interest-bearing deposits of $8.5 million, or 144.1% from $5.9 million for the nine months ended September 30, 2023 to $14.4 million for the nine months ended September 30, 2024 and an increase in average yield of 105 basis points, or 23.1%, from 4.53% for the nine months ended September 30, 2023 to 5.58% for the nine months ended September 30, 2024. There was also an increase of $450,000 in fed funds interest income for the nine months ended September 30, 2024 primarily from an increase of 50 basis points, or 10.1%, in average yield on fed funds sold from 4.97% for the nine months ended September 30, 2023 to 5.47% for the nine months ended September 30, 2024 and a $10.6 million, or 302.9%, increase in average fed funds sold from $3.5 million for the nine months ended September 30, 2023 to $14.1 million for the nine months ended September 30, 2024. The increase in yields on deposits in banks and fed funds is reflective of the increase in market interest rates. The increase in balances resulted from increases in deposits and holding funds in interest bearing accounts with a competitive rate while originating loans to replace the loans sold.

Dividends from restricted investments increased $59,000, or 56.2%, from $105,000 for the nine months ended September 30, 2023 to $164,000 for the nine months ended September 30, 2024. This increase primarily resulted from a $56,000, or 54.9%, increase in dividends from FHLB stock from $102,000 for the nine months ended September 30, 2023 to $158,000 for the nine months ended September 30, 2024 due primarily to an increase in the amount of FHLB stock owned.

Interest income on the fair value hedge increased $230,000, or 158.6%, from $145,000 for the nine months ended September 30, 2023 to $375,000 for the nine months ended September 30, 2024. The Company entered into an interest rate swap agreement in May 2023 to convert a portion of its interest rate exposure from fixed rates to floating rates to help manage the interest rate risk position. Refer to additional detail regarding the fair value hedge in Note 10 – Derivatives of the accompanying unaudited consolidated financial statements.

Interest Expense. Total interest expense increased $1.9 million, or 34.5%, to $7.4 million for the nine months ended September 30, 2024 from $5.5 million for the nine months ended September 30, 2023 primarily due to an increase in average interest bearing liabilities of $30.5 million, or 9.4%, to $353.3 million for the nine months ended September 30, 2024 from $322.8 million for the nine months ended September 30, 2023 and an increase in the average cost of interest-bearing liabilities of 53 basis points, or 23.3%, from 2.28% for the nine months ended September 30, 2023 to 2.81% for the nine months ended September 30, 2024, primarily due to an increase in deposit and funding costs. Interest expense on deposit accounts increased $1.7 million, or 47.3%, to $5.4 million for the nine months ended September 30, 2024 from $3.7 million for the nine months ended September 30, 2023, due to an increase in the average interest-bearing deposit cost of 65 basis points, or 33.7%, from 1.93% for the nine months ended September 30, 2023 to 2.58% for the nine months ended September 30, 2024 and an increase in average interest-bearing deposits of $26.6 million, or 10.5% from $253.3 million for the nine months ended September 30, 2023 to $279.9 million for the nine months ended September 30, 2024, with the increase being in higher yielding certificates of deposit, money market deposits and interest-bearing demand deposits, offset by a decrease in lower cost savings accounts. Part of the migration to higher yielding accounts resulted from a deposit retention strategy initiated in 2023 offering a special higher interest rate CD and higher money market rates during a competitive rate environment.

Interest expense on Federal Home Loan Bank advances increased $173,000, or 9.4%, to $2.0 million for the nine months ended September 30, 2024 from $1.8 million for the nine months ended September 30, 2023. This increase was due primarily to the increase in the average balance of Federal Home Loan Bank advances of $3.8 million, or 5.5%, to $72.7 million for the nine months ended September 30, 2024 from $68.9 million for the nine months ended September 30, 2023 and an increase in average cost of 13 basis points, or 3.6%, from 3.58% for the nine months ended September 30, 2023 to 3.71% for the nine months ended September 30, 2024. The increase in average advances was primarily to fund loan growth and maintain higher levels of liquidity.

Net Interest Income. Net interest income increased $1.3 million, or 16.0%, to $9.4 million for the nine months ended September 30, 2024 from $8.1 million for the nine months ended September 30, 2023 due primarily to an increase in interest-earning assets of $22.1 million, or 5.5%, to $422.9 million for the nine months ended September 30, 2024 from $400.8 million for the nine months ended September 30, 2023. Net interest margin had a 25 basis point, or 9.1%, increase to 2.95% for the nine months ended September 30, 2024 from 2.70% for the nine months ended September 30, 2023. The increase in net interest margin was primarily due to balance sheet restructurings, which included the loan sale in 2024, allowing us to place the funds in higher yielding assets and increase the rate of repricing interest earning assets to better align with the rate of repricing interest-bearing liabilities. The average yield on interest earning assets increased by 76 basis points, or 16.8%, compared to the average increase on interest bearing liabilities increasing by 53 basis points, or 23.3%.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, a provision for credit losses of $110,000 for the nine months ended September 30, 2024, compared to a provision for credit losses of $212,000 for the nine months ended September 30, 2023, resulted in a decrease of $102,000, or 48.1%, to the provision expense primarily due to the sale of $27.1 million in loans during the nine months ended September 30, 2024 which accounted for a $244,000 decrease in the provision for credit losses when the loans were sold or transferred to held for sale.

Noninterest Income. Noninterest income decreased $2.5 million, or 2500%, to a loss of $2.6 million for the nine months ended September 30, 2024 from a loss of $104,000 for the nine months ended September 30, 2023, due primarily to a pre-tax loss of $3.8 million, net of mortgage servicing rights retained, from the sale of $27.1 million in residential mortgage loans, a loss of $283,000 associated with demolition of the previous Lindale branch building, and a $78,000 loss related to the write down of two bank properties transferred to other real estate owned which are listed for sale. The loan sale included the sale of 122 performing loans totaling $27.1 million at a pre-tax loss of $3.8 million, net of mortgage servicing rights retained, as part of a portfolio repositioning strategy to take advantage of repricing opportunities with the goal of increasing yield, shortening weighted average life and diversifying the loan portfolio by reducing the concentration in residential mortgage loans. In the nine months ending September 30, 2023 there was a $1.7 million loss on the sale of securities that were part of an investment repricing strategy.

Noninterest Expense. Noninterest expense increased $651,000, or 7.9%, to $9.0 million for the nine months ended September 30, 2024 from $8.3 million for the nine months ended September 30, 2023 primarily due to increases in occupancy and equipment, data processing, technology, and other expenses.

Salary and employee benefit expenses increased by $9,000, or 0.2%, to $4.9 million for the nine months ended September 30, 2024 from $4.9 million for the nine months ended September 30, 2023, due to an initial $129,000 vesting expense for equity awards in 2024 offset by reduced executive salary expense related to the CEO transition in 2023 and termination of the deferred compensation plan as of December 31, 2023. Occupancy and equipment expense increased $224,000, 37.6%, primarily due to additional expenses related to a new branch in Tyler, completion of a new branch building in Lindale and general increases in costs. Technology expenses increased $18,000, or 5.2%, due primarily to nonrecurring fees associated with a “tap” debit card implementation project which was partially offset by a credit from the provider. We expect to receive additional credits related to the project as expenses are incurred. Other expenses increased $438,000, or 33.7%, primarily due to an increase of $135,000 in audit and accounting expenses related primarily to loan review, an increase in FDIC assessment expenses of $49,000 primarily due to an overall increase in the FDIC assessment rate and an increase in deposits, an increase of $19,000 in insurance expenses, an increase of $54,000 in training expense primarily associated with executive training and increased emphasis on training, and an increase of $41,000 in marketing expense primarily related to opening new locations, entering new markets and changing the Bank’s name. The Company had nonrecurring director costs of $37,000 and legal fees of $38,000 related to executive and board transitions in the nine months ending September 30, 2024.

Income Tax Expense. Income tax expense decreased by $432,000, or 313.0%, to a tax benefit $570,000 for the nine months ended September 30, 2024 from a tax benefit of $138,000 for the nine months ended September 30, 2023, due to a decrease in net income before taxes of $1.9 million from a loss of $539,000 for the nine months ended September 30, 2023 to a loss of $2.4 million for the nine months ended September 30, 2024. The effective tax rate was 23.83% and 25.6% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in effective tax rate was primarily due to nontaxable income increasing at a faster rate than taxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. The Federal Reserve Bank of Boston provides the Bank with a federal funds line of credit. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Dallas. At September 30, 2024, we had outstanding advances of $63.2 million from the Federal Home Loan Bank of Dallas. At September 30, 2024, we had unused borrowing capacity of $74.2 million with the Federal Home Loan Bank of Dallas. In addition, at September 30, 2024, we had an unused unsecured $10.0 million line of credit and an unused secured $3.0 million line of credit with Texas Independent Bankers Bank and an unused $5.0 million line of credit with First Horizon Bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flow for the nine months ended September 30, 2024 and 2023 included as part of the consolidated financial statements included in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Broadstreet Bank, and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Broadstreet Bank. The amount of dividends that Broadstreet Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. At September 30, 2024, Texas Community Bancshares, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $8.5 million.

Liquidity management and asset quality continue to be high priorities. With continued volatility in the market, recent banking sector events and market interest rate fluctuations, liquidity management and analysis is a key factor in daily asset and liability management and strategic planning. We are monitoring deposit balances daily. We run stress tests quarterly in multiple scenarios, which include deposit runoff combined with the inability to access our available lines of credit and a reduction in the availability of FHLB advances. The scenarios indicate that we are able to maintain our operational liquidity with a designated buffer with our liquidity resources available. We are closely monitoring our assets, liabilities, capital and investment portfolio unrealized losses for possible issues and opportunities related to the current economic and market conditions.

We monitor our large depositors and have discussions with them on how to maximize FDIC coverage to the fullest legal extent, which is limited to coverage of $250,000 per insured depositor. At September 30, 2024, there were 198 accounts with balances in excess of the $250,000 FDIC insurance limit totaling $99.5 million, or 30.5% of deposits. The amount that was over $250,000 was $50.0 million, or 15.3%, that was potentially uninsured, including certificates of deposit of $9.7 million and $40.3 million in checking, MMDA and savings accounts.

At September 30, 2024, the weighted average life (WAL) of our securities portfolio is 4.9 years. The gross unrealized losses on the AFS securities was $5.1 million, or 5.9% of the $85.8 million AFS portfolio and 9.0% of capital. Unrealized losses on the HTM securities were $2.0 million, or 8.7 % of the $22.9 million HTM portfolio and

3.5% of capital. The total gross unrealized losses are $7.1 million, or 6.5% of the $108.7 million securities portfolio and 12.5% of capital, which includes $55.8 million, or 51.3%, that are agency issued and guaranteed by the U.S. government. These losses are the result of market interest rate increases and we continue to monitor the portfolio for credit and other risks. The net unrealized loss on AFS securities and derivatives combined, and the corresponding other comprehensive loss, was $4.1 million, or 7.2% of capital. Over the next 24 months from September 30, 2024, we expect to realize $34.7 million in cash flow from the securities portfolio with $8.3 million in 2024, $16.9 million in 2025 and $9.5 million in 2026. We should receive $24.9 million of that over the next 12 months. See the Securities section of the management discussion and analysis for more information.

During the year ended December 31, 2023, the Bank entered into interest rate swap agreements with a total notional amount of $25 million to hedge the risk of changes in the fair value of fixed rate AFS securities for changes in the SOFR benchmark rate. At September 30, 2024, the derivatives remained highly effective, however the fair value went negative temporarily due to a strong reaction to the 50 basis point decrease by the Federal Reserve in the fed funds target rate. This caused an unrealized loss on the derivative of $117,000 that increased the net unrealized loss on the AFS securities of $4.0 to an accumulated other comprehensive loss (AOCI) of $4.1 million at September 30, 2024. This is an increase in AFS fair value and decrease in AOCI of $1.5 million from a net unrealized loss position of $5.6 million at December 31, 2023.

Our asset quality remains strong. We are cautiously optimistic with our lending and strategic decisions, staying focused on long-term goals and taking advantage of opportunities while being diligent about recognizing and mitigating risk. At September 30, 2024, our allowance for credit losses to loans and leases held for investment was 1.07%. The Company continues to monitor rates and loan demand weekly and align pricing accordingly. Housing supply and demand are monitored for indicators of a significant change in the local housing markets. We are increasing our lending in CRE, other commercial lending and loans to municipalities to more strategically balance our loan portfolio. This is a key component of the loan sale strategy resulting in $27.1 million in residential mortgage loans sold. At September 30, 2024, we do not have any plans to sell additional loans.

We are currently utilizing listed CDs (Qwickrate) with terms of 3-6 months with full FDIC insurance in order to keep funds liquid while also earning a higher return than holding balances in fed funds.

The following are the various liquidity sources we had available at September 30, 2024 that we could use as needed:

●	FHLB borrowing capacity of $74.2 million
●	$18 million in unused credit lines with 2 correspondent banks
●	Federal Reserve discount window
●	Qwickrate CD Program
●	Brokered deposits
●	The ability to sell securities
●	The ability to sell a group of loans in the secondary market on an as needed basis
●	The ability to sell a portion of our BOLI assets

At September 30, 2024, Broadstreet Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category.

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

At September 30, 2024
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$13,349	12.81%
300	12,999	9.85%
200	12,617	6.63%
100	12,211	3.19%
Level	11,833	—
(100)	11,384	(3.80)%
(200)	11,178	(5.54)%
(300)	11,053	(6.60)%
(400)	10,926	(7.66)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 6.63% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 5.54% decrease in net interest income.

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

At September 30, 2024
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$52,008	$2,217	4.45%	12.83%	173
300	52,493	2,702	5.43%	12.65%	154
200	52,489	2,698	5.42%	12.33%	123
100	51,726	1,935	3.89%	11.84%	74
Level	49,791	—	—%	11.10%	—
(100)	46,576	(3,215)	(6.46)%	10.10%	(100)
(200)	41,201	(8,590)	(17.25)%	8.69%	(241)
(300)	32,830	(16,961)	(34.06)%	6.73%	(438)
(400)	32,197	(17,594)	(35.34)%	6.47%	(463)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 5.42% increase in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 17.25% decrease in EVE.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” in Item 2 above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

During the quarter ended September 30, 2024, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2024, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

Item 1A.  Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On May 16, 2023, the Company announced a program to repurchase up to 164,842 shares of the Company’s outstanding common stock, or approximately 5% of the shares then outstanding. On November 9, 2023, the Company announced a second repurchase plan to repurchase 161,316 shares or approximately 5% of the shares outstanding. The program has no stated expiration date. As of September 30, 2024, the Company had repurchased 244,773 shares under the plans.

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended September 30, 2024.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plans
July 1, 2024 - July 31, 2024	-	$-	-	110,716
August 1, 2024 - August 31, 2024	19,331	13.92	19,331	91,385
September 1, 2024 - September 30, 2024	10,000	14.85	10,000	81,385
Total	29,331	$14.23	29,331

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6.  Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Texas Community Bancshares, Inc. (1)

3.2	Amended and Restated Bylaws of Texas Community Bancshares, Inc. (2)

10.1	Employment Agreement between Broadstreet Bank, SSB and Jason Sobel (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254053), as filed on March 9, 2021.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-40610), as filed on January 26, 2022.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-40610), as filed on October 4, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS COMMUNITY BANCSHARES, INC.

Date: November 13, 2024	/s/ Jason Sobel
Jason Sobel
President and Chief Executive Officer

Date: November 13, 2024	/s/ Julie Sharff
Julie Sharff, CPA
Chief Financial Officer