Form 10-K
period 2024-12-31
Texas Community Bancshares, Inc.
filed 2025-03-27
CIK 1849466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $33,071,891.

As of March 25, 2025, 3,061,652 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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

The Company conducts its operations primarily through its wholly owned subsidiary, Broadstreet Bank, a Texas-chartered savings bank. At December 31, 2024, the Company had total consolidated assets of $443,457,000, net loans and leases of $293,708,000, deposits of $335,828,000 and stockholders’ equity of $52,108,000.

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

Broadstreet Bank, SSB

Formerly named Mineola Community Bank, S.S.B., Broadstreet Bank, SSB is a Texas-chartered savings bank headquartered in Mineola, Texas. On December 4, 2023, the name of the Bank changed from Mineola Community Bank to Broadstreet Bank to be more inclusive of all of the communities we serve. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings from the Federal Home Loan Bank of Dallas, in residential real estate loans, commercial real estate loans, construction and land loans, municipality loans, and, to a lesser extent, commercial loans, and consumer and other loans. The majority of Broadstreet Bank’s loans are currently fixed-rate loans, however the Bank is originating more commercial loans with adjustable rates to diversify our loan portfolio and decrease risk associated with fluctuations in market rates. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises and others, state and municipal securities, collateralized mortgage obligations, corporate bonds, and Federal Home Loan Bank stock. We offer a variety of deposit accounts, including checking accounts, money market accounts, savings accounts and certificate of deposit accounts.

Broadstreet Bank is subject to comprehensive regulation and examination by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation and is a member of the Federal Home Loan Bank system.

Market Area

We consider Franklin County, Hopkins County, Smith County, Van Zandt County and Wood County, and contiguous areas, as our primary market area for originating loans and gathering deposits. Our main office and six branch offices are located in these counties including the Tyler, Texas branch in Smith County which opened in the first quarter of 2024. Our branch office in Winnsboro, Texas, is in Wood County, but the Winnsboro city limits also lie within Franklin County and Hopkins County.

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

Competition

We face intense competition within our local market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions that include money center banks, regional banks, community banks, and credit unions. We compete for loans with banks, savings institutions, mortgage brokers, consumer finance companies and credit unions. We compete for deposits with banks, savings institutions, credit unions, money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2024 (the most recent date for which data is available), our deposit market share in Smith County was 0.27% (19th among 26 Federal Deposit Insurance Corporation-insured institutions with offices in the county), 8.90% in Van Zandt County (6th among 8 Federal Deposit Insurance Corporation-insured institutions with offices in the county) and 19.94% in Wood County (3rd among 7 Federal Deposit Insurance Corporation-insured institutions with offices in the county). These are the counties in which our offices are located.

Lending Activities

General. Our historical lending activity consists primarily of originating one-to four-family residential mortgage loans, commercial real estate loans, and construction and land loans. To a substantially lesser extent, we originate agricultural loans, commercial loans, loans to municipalities, and consumer and other loans. While the majority of the Company’s loan portfolio is comprised of fixed rate loans, we have updated our commercial lending terms and are originating more commercial loans with adjustable rates.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. In addition to the loans disclosed in the table below, we had loans in process, with scheduled closings, of $6.2 million and $22.9 million at December 31, 2024 and December 31, 2023, respectively. We had no loans held for sale at December 31, 2024 and December 31, 2023, respectively.

	At December 31,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
1-4 family residential	$145,587	49.0%	$172,205	60.8%
Multi-family	10,481	3.5	9,259	3.3
Construction & land	54,136	18.2	37,526	13.3
Commercial	56,068	18.9	41,788	14.8
Farmland	9,540	3.2	8,317	2.9
Agriculture loans	55	0.0	150	0.1
Commercial loans	6,315	2.1	6,900	2.4
Municipalities	9,253	3.1	2,173	0.8
Consumer and other	5,495	1.9	4,710	1.7
Total loans	296,930	100.0%	283,028	100.00%
Less:
Allowance for losses	3,222		3,096
Total loans and leases, net	$293,708		$279,932

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

	One- to
	Four-Family
	Residential	Multi-Family	Construction	Commercial
	Real Estate	Real Estate	and Land	Real Estate	Farmland

	(In thousands)
Amounts due in:
One year or less	$1,090	$7,757	$30,465	$12,447	$1,975
After one year through five years	7,361	—	11,686	15,591	3,482
After five years through 15 years	21,717	—	1,422	10,841	1,121
After 15 years	115,419	2,724	10,563	17,189	2,962
Total	$145,587	$10,481	$54,136	$56,068	$9,540

				Consumer
	Agriculture	Commercial	Municipalities	and Other	Total

	(in thousands)
Amounts due in:
One year or less	$1	$2,268	$—	$1,443	$57,446
After one year through five years	54	2,565	845	3,098	44,682
After five years through 15 years	—	1,482	2,985	954	40,522
After 15 years	—	—	5,423	—	154,280
Total	$55	$6,315	$9,253	$5,495	$296,930

The following table sets forth our fixed and adjustable-rate loans at December 31, 2024 that are contractually due after December 31, 2025.

	Due After December 31, 2025
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
1-4 family residential	$141,057	$3,440	$144,497
Multi-family	2,724	—	2,724
Construction and land	10,719	12,952	23,671
Commercial	23,681	19,940	43,621
Farmland	4,984	2,580	7,564
Agriculture loans	54	—	54
Commercial loans	4,047	—	4,047
Municipalities	9,253	—	9,253
Consumer and other loans	4,053	—	4,053
Total loans	$200,572	$38,912	$239,484

One- to-Four Family Residential Real Estate Lending. At December 31, 2024, we had $145.6 million of loans secured by one- to four-family real estate, or 49.0% of total loans. The majority of our one-to-four family residential real estate loans are secured by properties located in our primary market area.

We have also originated residential mortgage loans secured by owner-occupied properties located in the northern and eastern sections of the Dallas Metroplex. These loans are originated primarily through existing relationships and word-of-mouth referrals. These are generally jumbo loans with low loan-to-value ratios, generally in the range of 60% to 75%. At December 31, 2024, these loans amounted to $44.6 million, of which $27.8 million were jumbo loans and $16.8 million were conventional loans.

Our one-to-four family residential real estate loans are generally underwritten to Freddie Mac guidelines. Substantially all of our residential mortgage loans are fixed-rate loans. Residential mortgage loans are generally originated at a fixed rate of 15, 20, or 30 years or with the optional 6-year or 10-year balloon terms based on a 20- or 30-year amortization schedule. We generally limit the loan-to-value ratios of our one-to-four family residential mortgage loans to 80% (or 95% with private mortgage insurance) of the purchase price or appraised value, whichever is lower.

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

In 2023, the Company entered into an agreement with The Independent Bankers Bank (“TIB”) to facilitate the loan application process for conventional, FHA, VA, and USDA residential mortgage loans. During the year ended

December 31, 2024, we derived $194,000 in noninterest income from the facilitation of 35 loan applications for a total of $10.0 million.

Commercial Real Estate Loans. At December 31, 2024, we had $56.1 million in commercial real estate loans, or 18.9% of total loans. Our commercial real estate loans are fixed-rate balloon loans with a six to ten year initial term and with a 10- to 20-year amortization period or adjustable rate loans tied to WSJ Prime rate. The majority of the commercial real estate loans originated in 2024 have adjustable rates. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.

At December 31, 2024, we had twelve loans secured by self-storage facilities totaling $16.3 million, seven loans secured by gas stations with convenience stores totaling $10.5 million, sixteen loans secured by commercial rental properties totaling $7.6 million, eight loans secured by churches totaling $4.5 million, two loans secured by a rural water district totaling $3.8 million, six loans secured by restaurant/fast food restaurant properties totaling $3.6 million, and one loan secured by a hotel totaling $923,000. At December 31, 2024, all of these loans were performing according to their terms.

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

At December 31, 2024, our largest commercial real estate loan relationship consisted of a $7.5 million loan secured by self-storage facilities. At December 31, 2024, this loan was performing according to its original terms.

Multi-Family Loans. At December 31, 2024, we had $10.5 million in multi-family loans, or 3.5% of total loans. Multi-family loan underwriting and terms are based on commercial real estate loan guidelines. At December 31, 2024, our largest multi-family loan relationship consisted of one loan totaling $7.7 million, which is secured by a townhome apartment complex. At December 31, 2024, all multi-family loans were performing according to their original terms.

Construction and Land Loans. At December 31, 2024, we had $54.1 million in construction and land loans, or 18.2% of total loans. We make construction loans primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We also originate land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development, and land loans for future commercial real estate development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2024, our construction and development loans totaled $33.1 million, or 11.2% of our total loan portfolio, in addition to $21.0 million in land loans. At December 31, 2024, $7.7 million of our single-family construction loans were to individuals and $3.9 million were to builders. At December 31, 2024, our construction portfolio also included $4.5 million in commercial real estate construction, $15.4 million in apartment or duplex construction, and $1.5 million in subdivision developments.

At December 31, 2024, our largest single family residence construction loan was for $752,000, upon completion. At December 31, 2024, our largest construction and land development loan relationship consisted of three loans totaling $8.0 million, which is fully funded. At December 31, 2024, all of these loans were performing according to their original terms.

Our construction loans are primarily secured by properties in our primary market area. We have also developed long-term relationships with borrowers who now reside in the northern and eastern sections of the Dallas Metroplex and continue to provide them with financing, including residential construction. At December 31, 2024, five construction loans totaling $3.2 million, upon completion, were in process to individual borrowers in the Metroplex.

While we may originate loans to builders whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. Construction loans originated to builders where there is no contract for sale for the underlying completed home at the time of origination are referred to as speculative construction loans. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations. We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each builder, typically starting with one speculative loan per builder until we develop a relationship with the builder. At December 31, 2024, speculative construction loans consisted of thirteen loans totaling $5.1 million, upon completion. Due to the continued growth in our market area, the need for multi-family housing has increased and at December 31, 2024, multi-family construction totaled $15.5 million, upon completion, which primarily consists of apartment and quad-plex construction in our market area.

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

Commercial Loans. At December 31, 2024, commercial loans were $6.3 million, or 2.1% of total loans.

We make commercial loans primarily to small businesses in our market area. These loans are generally secured by business assets, such as equipment and accounts receivable. Commercial loans secured by accounts receivable are made with adjustable rates and for terms not to exceed 12 months. Commercial equipment loans are made with fixed-interest rates and for terms generally up to 60 months. Depending on the collateral used to secure the loans, commercial loans are generally made in amounts of up to 80% of the value of the collateral securing the loan.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

At December 31, 2024, our largest commercial loan totaled $843,000 and is secured by manufacturing equipment. At December 31, 2024, this loan was classified as collateral dependent with an associated allowance for credit losses of $54,000. Our largest commercial relationship consists of five loans totaling $925,000 and is secured by machinery and equipment. At December 31, 2024, these loans performing according to the original terms.

Consumer and Other Loans. At December 31, 2024, consumer and other loans were $5.5 million, or 1.9% of total loans. Our consumer loan portfolio generally consists of loans secured predominately by used automobiles, recreational vehicles, all-terrain vehicles and boats, as well as share loans secured by a deposit account at Broadstreet Bank.

Loan Underwriting Risks

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential real estate loans. The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors to provide quarterly, semi-annual or annual financial statements, depending on the size of the loan, on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flows and the borrower’s other projects, of at least 1.20x. An environmental phase one report is obtained when required by policy or when the possibility exists that hazardous materials may have existed on the site or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Originations, Purchases and Sales of Loans

Lending activities are conducted by our salaried loan personnel operating at our main and branch office locations. All loans originated by us are underwritten pursuant to our policies and procedures. We originate fixed-rate consumer purpose loans and commercial loans generally have adjustable rates. We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.

In addition, from time to time, we may purchase or sell participation interests in loans. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2024, we had one purchased construction loan participation interest in commercial real estate of $403,000, upon completion, and one purchased construction participation of $1.0 million, upon completion, secured by a hotel. At December 31, 2024, we had one loan for the construction of a convenience store, secured by the completed project of $4.2 million, for which we sold one participation interest totaling $1.2 million.

We generally do not originate loans for sale. At December 31, 2024, we had no loans held for sale.

Loan Approval Procedures and Authority

Pursuant to Texas law, Broadstreet Bank is permitted to make loans to any one borrower or a group of related borrowers not to exceed an amount equal to 25% of the bank’s unimpaired capital and surplus (Tier 1 Capital). The 25% limit applies to the majority of the loans made. At December 31, 2024, based on this limitation, Broadstreet Bank’s loans-to-one-borrower limit was approximately $12.0 million. Notwithstanding this legal limit, Broadstreet Bank had an in-house limit of $3.0 million for a consumer borrower and $8.0 million for a commercial borrower at December 31, 2024. At December 31, 2024, our largest loan relationship with one borrower had extensions of credit totaling $9.0 million, when fully funded, secured primarily by single-family residential construction and multi-family construction projects. At December 31, 2024, the loans were fully funded and were performing according to the original terms.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by our internal licensed appraiser or outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements and tax returns.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	At December 31,
	2024			2023
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Real estate loans:
1-4 family residential	$260	$8	$25	$344	$271	$137
Multi-family	—	—	—	—	—	—
Commercial	301		—	—	410	22
Construction and land	—	—	301	808	1,153	—
Farmland	—	—	—	—	—	—
Agriculture loans	—	—	—	—	—	—
Commercial loans	2	—	—	—	—	8
Consumer and other loans	2	—	—	—	—	—
Total	$565	$8	$326	$1,152	$1,834	$167

Nonperforming Assets. The following table sets forth information regarding our nonperforming assets.

	At December 31,
	2024	2023

	(Dollars in thousands)

Nonaccrual loans:
Real estate loans:
1-4 family residential	$610	$497
Multi-family	—	—
Commercial	51	61
Construction and land	301	—
Farmland	—	—
Agriculture loans	—	—
Commercial loans	1,163	351
Consumer loans	—	—
Total nonaccrual loans	$2,125	$909

Accruing loans past due 90 days or more	—	30
Other nonperforming loans under 90 days past due	135	241

Real estate owned:
1-4 family residential	—	—
Multi-family	—	—
Commercial	—	162
Construction and land	—	—
Bank owned property held for sale	480	—
Total real estate owned	480	162

Total nonperforming assets	$2,740	$1,342

Total nonperforming loans to total loans	0.76%	0.33%
Total nonaccruing loans to total loans	0.72%	0.32%
Total nonperforming assets to total assets	0.62%	0.30%

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2024	2023

	(In thousands)

Substandard assets	$3,904	$3,667
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$3,904	$3,667
Special mention assets	$6,931	$788
Foreclosed assets	$—	$162

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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or For the Years Ended
	December 31,
	2024	2023

	(Dollars in thousands)

Allowance for credit losses at beginning of year	$3,096	$1,755
Provision for credit losses	269	329
Charge-offs:
Real estate loans:
1-4 family residential	16	—
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Agriculture loans	—	—
Commercial loans	84	—
Consumer loans	28	44
Consumer Other – Overdrafts	58	31
Total charge-offs	186	75

Recoveries:
Real estate loans:
1-4 family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction and loan	—	—
Agriculture loans	—	—
Commercial loans	—	—
Consumer loans	43	9
Total recoveries	43	9
Net (charge-offs) recoveries	(143)	(66)
Overage from off-balance sheet credit exposures	—	53
Adjustment for adoption of CECL methodology	—	1,025
Allowance for credit losses at end of year	$3,222	$3,096

Allowance for credit losses to nonperforming loans	142.6%	267.6%
Allowance for credit losses to total loans outstanding at the end of the year	1.09%	1.09%
Net (charge-offs) recoveries to average loans outstanding during the year	(0.05)%	(0.02)%

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

	At December 31,
	2024			2023
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Each	Loans in		in Each	Loans in
		Category	Each		Category	Each
	Allowance	to Total	Category	Allowance	to Total	Category
	for Credit	Allocated	to Total	for Credit	Allocated	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)
Real estate loans:
1-4 Residential & multi-family	$1,355	42.1%	52.5%	$1,621	52.4%	64.1%
Commercial	605	18.8	18.9	482	15.6	14.8
Construction and land	632	19.6	18.2	378	12.2	13.3
Farmland	74	2.3	3.2	66	2.1	2.9
Agriculture loans	1	—	—	2	0.1	0.1
Commercial loans	375	11.6	2.1	441	14.2	2.4
Municipalities	83	2.6	3.1	18	0.6	0.8
Consumer and other loans	97	3.0	1.9	88	2.8	1.7
Total allocated allowance	$3,222	100%	100%	$3,096	100%	100%

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

Our current investment policy permits, with certain limitations, investments in: U.S. Treasury securities; securities issued by the U.S. government and its agencies or government sponsored enterprises including mortgage-backed securities, mortgage backed securities and collateralized mortgage obligations issued by other entities; corporate and municipal bonds; certificates of deposit in other financial institutions; federal funds and money market funds.

At December 31, 2024, our investment portfolio consisted of securities and obligations issued by U.S. Government-sponsored enterprises and others including mortgage-backed securities and collateralized mortgage obligations, corporate bonds including bank subordinated debt as well as state and municipal securities. At December 31, 2024, we also owned $3.5 million of Federal Home Loan Bank of Dallas stock. As a member of Federal Home Loan Bank of Dallas, we are required to purchase stock in the Federal Home Loan Bank of Dallas, which is carried at cost and classified as a restricted investment.

As of December 31, 2024 and 2023, all of our available for sale investment securities are carried at fair value through accumulated other comprehensive loss and our held to maturity securities are carried at cost.

The following table summarizes securities available for sale:

	December 31,
	2024		2023
	Fair	Percentage of	Fair	Percentage of
	Value	Total	Value	Total
Securities available for sale:
Residential mortgage-backed	$9,151	12.2%	$24,925	26.7%
Collateralized mortgage obligations	46,568	61.9%	49,879	53.4%
State and municipal	13,277	17.7%	13,350	14.3%
Corporate bonds	6,193	8.2%	5,173	5.6%
U.S. Government and agency	—	—%	—	—%
Total securities available for sale	$75,189	100.0%	$93,327	100.0%

The following table sets forth information regarding fair values, weighted average yields and maturities of available for sale investments. The yields have been computed on a tax equivalent basis. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	December 31, 2024
	Due in One Year		One to Five Years		Five to Ten Years		After Ten Years		No Fixed Maturity		Total Investment Securities
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available for sale:
Residential mortgage-backed	$—	—%	$—	—%	$—	—%	$—	—%	$9,151	2.63%	$9,151	2.63%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	—	—%	46,568	5.36%	46,568	5.36%
State and municipal	—	—%	3,313	2.27%	5,709	2.30%	4,255	1.57%	—	—%	13,277	2.06%
Corporate bonds	—	—%	—	—%	5,217	4.90%	976	3.96%	—	—%	6,193	4.75%
Total securities available for sale	$—		$3,313		$10,926		$5,231		$55,719		$75,189

The following table summarizes securities held to maturity:

	December 31,
	2024		2023
	Amortized	Percentage of	Amortized	Percentage of
	Cost	Total	Cost	Total
Securities held to maturity:
Residential mortgage-backed	$19,090	86.4%	$22,301	85.7%
State and municipal	1,567	7.1%	1,985	7.6%
U.S. Government and agency	1,439	6.5%	1,734	6.7%
Total securities held to maturity	$22,096	100.0%	$26,020	100.0%

The following table sets forth information regarding amortized costs, weighted average yields and maturities of all held to maturity investments. The yields have been computed on a tax equivalent basis. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	December 31, 2024
	Due in One Year		One to Five Years		Five to Ten Years		After Ten Years		No Fixed Maturity		Total Investment Securities
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Securities held to maturity:
Residential mortgage-backed	$—	—%	$—	—%	$—	—%	$—	—%	$19,090	1.76%	$19,090	1.76%
State and municipal	365	4.29%	134	2.65%	—	—%	1,068	2.20%	—	—%	1,567	2.73%
U.S. Government and Agency	—	—%	—	—%	1,439	6.68%	—	—%	—	—%	1,439	6.68%
Total securities held to maturity	$365		$134		$1,439		$1,068		$19,090		$22,096

For additional information regarding our investment securities portfolio, see Note 3 to the notes to consolidated financial statements.

During the year ended December 31, 2023, the Company entered into interest rate swap agreements with a total notional amount of $25 million to hedge the risk of changes in the fair value of fixed rate available for sale securities for changes in the Secured Overnight Financing Rate (SOFR). For additional information regarding the fair value hedge, see Note 19 to the notes to consolidated financial statements.

Sources of Funds

General. Customer deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, and occasionally brokered deposits, to supplement cash flow needs, manage the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2024			2023
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)

Noninterest-bearing demand deposits	$41,465	12.3%	—%	$45,538	14.4%	—%
Interest-bearing demand deposits	71,959	21.4%	0.66%	63,581	20.0%	0.41%
Regular savings deposits and other deposits	43,266	12.9%	0.29%	49,755	15.7%	0.31%
Money market deposits	49,203	14.7%	3.26%	39,672	12.5%	3.23%
Certificates of deposit	129,935	38.7%	4.31%	118,695	37.4%	3.58%
Total	$335,828	100.0%		$317,241	100.0%

At December 31, 2024 and 2023, the aggregate amount of uninsured deposits, which includes deposit account balances in excess of $250,000, which is the maximum amount for federal deposit insurance, was $50.3 million and $37.2 million, respectively. At December 31, 2024 and 2023, the aggregate amount of our uninsured certificates of deposit balances in excess of $250,000 was $10.7 million and $8.6 million, respectively. At December 31, 2024 and December 31, 2023, we had no deposits that were uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. At December 31, 2024 and 2023, the amount of deposits that were brokered was $22.0 million and $12.0 million, respectively. All brokered deposits were fully insured.

The following table sets forth the maturity of our uninsured certificates of deposit at December 31, 2024.

At December 31,
2024
(In thousands)
Maturity Period:
Three months or less	$3,361
Over three through six months	3,189
Over six through twelve months	3,148
Over twelve months	999
Total	$10,697

Borrowings. At December 31, 2024, we had outstanding advances of $49.9 million from the Federal Home Loan Bank of Dallas. At December 31, 2024, we had unused borrowing capacity of $102.4 million with the Federal Home Loan Bank of Dallas. For further information regarding our borrowings from the Federal Home Loan Bank of Dallas, see note 8 of the notes to consolidated financial statements.

Personnel

As of December 31, 2024, we had 60 full-time employees and eight part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

Subsidiary Activities

Broadstreet Bank is the sole and wholly owned subsidiary of Texas Community Bancshares. Broadstreet Bank has one subsidiary, Mineola Financial Service Corporation, which is currently inactive.

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

At December 31, 2024, Broadstreet Bank had opted into the community bank leverage ratio framework and its capital exceeded all applicable requirements.

Loans-to-One Borrower. Because of the availability of the savings bank expansion of powers language in the Texas Finance Code, savings banks have flexibility in the calculation of their applicable lending limit. The lending limit applicable to state banks in Texas is broader than the limit applicable to national banks. The Texas Finance Code adopts the lending limit applicable to federal savings associations under federal law for state savings banks, however, Texas savings bank are permitted under the expansion of power authority to adopt the legal lending limit applicable to national banks or state banks. Generally (subject to certain exceptions) the lending limit for loans to one borrower may not exceed an amount equal to 25% of the bank’s unimpaired capital and surplus (Tier 1 Capital). Broadstreet Bank has adopted the lending limit applicable to state banks or 25% of the bank’s unimpaired capital and surplus (Tier 1 Capital). At December 31, 2024, Broadstreet Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2024, Broadstreet Bank met the criteria for being considered “well capitalized.”

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

Federal Home Loan Bank System

Broadstreet Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in their Federal Home Loan Bank. Broadstreet Bank complied with this requirement at December 31, 2024. Based on redemption provisions of the Federal Home Loan Bank of Dallas, the stock has no quoted market value and is carried at cost. Broadstreet Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Dallas stock. At December 31, 2024, no impairment had been recognized.

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

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2024, Broadstreet Bank had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely. At December 31, 2023, Broadstreet Bank had a $2.3 million federal net operating loss carryforward.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is no longer deductible. At December 31, 2024, Broadstreet Bank had no capital loss carryovers.

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

Governance

The Company’s system of internal controls also incorporates a protocol for the appropriate reporting and escalation of information and cybersecurity matters to management and the Board of Directors for resolution and, if necessary, disclosure of any material incidents. The Board of Directors is actively engaged in the oversight of the Company’s continuous efforts to reinforce and enhance its operational resilience and receives education to enhance their oversight efforts to accommodate for the ever-evolving information and cybersecurity threat landscape. The Information Security Officer (“ISO”) regularly updates the Board, management and any appropriate committees on the information and cybersecurity risks, threats, exposures, and mitigation measures. The Company’s incident response process is periodically tested and includes cybersecurity scenarios.

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

ITEM 2.Properties

As of December 31, 2024, the net book value of our land, building and equipment was $11.5 million. The following table sets forth information regarding our offices as of December 31, 2024:

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Real Property
			(In thousands)
Main Office:
215 West Broad Street Mineola, TX 75773	Own	1964	$1,724

Branch Offices:

1224 North Pacific Street Mineola, TX 75773	Lease	1999	$81

415 West Frank Street Grand Saline, TX 75140	Own	2006	$971

500 South Main Street Winnsboro, TX 75494	Own	2005	$1,231

304 South Main Street Lindale, TX 75771	Own	2017	$4,174

500 West Pine Street Edgewood, TX 75117	Own	2018	$825

917 East Southeast Loop 323 Tyler, TX 75701	Own	2023	$2,466

In 2024, the Company listed two buildings for sale that were purchased for future expansion. These properties are now classified as other real estate owned. In the first quarter of 2024, we opened a new branch in Tyler, Texas and moved into the new branch building located at the same location in Lindale. We believe that all other current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2024, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Texas Community Bancshares is listed on The Nasdaq Capital Market under the symbol “TCBS”. As of March 11, 2025, we had 553 stockholders of record, and 3,061,652 shares of common stock outstanding.

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

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended December 31, 2024.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plans
October 1, 2024 - October 31, 2024	5,000	$15.05	5,000	76,385
November 1, 2024 - November 30, 2024	10,000	15.02	10,000	66,385
December 1, 2024 - December 31, 2024	22,500	15.09	22,500	43,885
Total	37,500	$15.07	37,500

There were no sales of unregistered securities during the year ended December 31, 2024.

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

Overview

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings from the Federal Home Loan Bank of Dallas, in residential real estate loans, commercial real estate loans, construction and land loans and, to a lesser extent, commercial loans and consumer and other loans. Although the majority of our loans were fixed-rate loans, with the growth in the commercial lending portfolio in 2024, many of our originations were loans with adjustable rates. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises and others, state and municipal securities, collateralized mortgage obligations, corporate bonds, and Federal Home Loan Bank stock. We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. Broadstreet Bank is subject to comprehensive regulation and examination by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation and is a member of the Federal Home Loan Bank system.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for credit losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, other service charges and fees, income from bank owned life insurance, gains and losses on the sale or disposal of assets and other income. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, technology expenses, contract services, director fees, and other expenses.

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses. At December 31, 2024, our investment in bank owned life insurance was $6.4 million, which was within this investment limit.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

Our current business strategy consists of the following:

●	Continue to serve our community as a community bank. Since our founding in 1934, we have operated as a community bank. Historically, our primary lending activity has been the origination of fixed-rate residential mortgage loans to individuals in our market area funded primarily by deposits gathered from individuals and businesses in our market area. We expect that real estate lending will continue to be a primary focus of our business for the foreseeable future, however, this focus has expanded to include more commercial real estate as an integral part of the Company’s strategic plan. As part of our customer focus, we generally do not sell the loans we originate but retain them in our portfolio. In 2024, we sold a block of residential loans in order to restructure the loan portfolio more quickly, but it is not part of our normal procedures to sell the loans we originate. When customers have questions regarding their loans, they are able to deal directly with us rather than another institution. At December 31, 2024, one-to-four family residential mortgage loans totaled $145.6 million, or 49.0% of total loans. This amount includes one- to four-family residential mortgage loans originated in the Dallas Metroplex. We have originated one-to-four family residential mortgage loans secured primarily by owner-occupied properties primarily located in the northern and eastern sections of the Dallas Metroplex for over ten years and continue to do so primarily through existing relationships and word-of-mouth referrals. At December 31, 2024, these loans amounted to $44.6 million and included $27.8 million of jumbo loans.
●	Grow and diversify our loan portfolio prudently. There has been an influx of retirees and others from the Dallas metropolitan area and an influx of new residents in general into the state of Texas and our market area. Our more rural market area offers a lower-cost of living and many recreational amenities, while being within easy reach of the cities of Dallas and Tyler and the urban amenities they offer. We believe this movement away from major cities like Dallas was accelerated by the work-from-home trend. In 2024, we opened a branch office in Tyler, Texas and a new branch office in Lindale, Texas in order to better serve that rapidly growing Smith county market. In 2018 we acquired our branch office in Edgewood, Texas. Edgewood is located in a growth area of our market because of its closer proximity to Dallas. The increase in population in our market area as well as the expansion in Smith county has provided opportunities for residential mortgage lending, construction and land lending, and commercial real estate lending. We closed a loan production office in Canton, Texas in 2024 after determining that we can adequately meet the loan demand of that area through the use of technology and other resources. As we continue our historical focus on the origination of residential mortgage loans, we have increased our focus on commercial real estate lending and construction and land lending to continue to diversify our loan portfolio and income sources. At December 31, 2024, commercial real estate loans amounted to $56.1 million, or 19.0% of total loans compared to $41.8 million, or 14.8% at December 31, 2023, and construction and land loans amounted to $54.1 million, or 18.4% of total loans compared to $37.5 million, or 13.3% at December 31, 2023. In 2024, we sold a block of 111 residential loans totaling $24.3 million to reallocate into commercial real estate and other categories to accelerate diversifying the portfolio with a goal of increasing our interest income and mitigating interest rate risk.

Our commercial real estate loans and construction and land loans have higher credit risk than our residential mortgage loans.

●	Continue to grow core deposits. We consider our core deposits to include statement savings accounts, money market accounts, negotiable orders of withdrawal (NOW) accounts, other savings deposits and checking accounts. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $205.9 million, or 61.3% of total deposits, as of December 31, 2024, compared to $198.5 million, or 62.6% of total deposits, as of December 31, 2023.
●	Continue to manage credit risk to maintain a low level of nonperforming assets. Historically, we have been able to maintain a high level of asset quality. We believe strong asset quality remains a key factor to our long-term financial success. Our total nonperforming assets to total assets ratio was 0.62% and 0.30% at December 31, 2024 and 2023, respectively. Our strategy for credit risk management continues to focus on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring.
●	Grow organically and through opportunistic acquisitions or branching. We intend to grow our assets organically on a managed basis, and the capital raised in the offering has enabled us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include acquiring other financial institutions and/or establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices, and the capital we raised in the offering will help us fund any such opportunities that may arise.

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

For additional information regarding the allowance for credit losses, see notes 1 and 4 of the notes to consolidated financial statements.

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

	At December 31,
	2024	2023

	(In thousands)
Selected Financial Condition Data:
Total assets	$443,457	$452,044
Cash and cash equivalents	13,290	13,060
Interest bearing deposits in banks	9,720	12,298
Securities available for sale	75,189	93,327
Securities held to maturity	22,096	26,020
Loans and leases receivable, net	293,708	279,932
Premises and equipment, net	11,526	11,609
Bank owned life insurance	6,370	6,238
Other real estate owned	480	162
Restricted investments carried at cost	4,252	3,909
Core deposit intangible	132	265
Total deposits	335,828	317,241
Advances from the Federal Home Loan Bank	49,878	76,896
Total shareholders' equity	52,108	53,689

	For the Years Ended December 31,
	2024	2023

	(In thousands)
Selected Operating Data:
Interest income	$22,452	18,978
Interest expense	9,902	7,914
Net interest income	12,550	11,064
Provision for credit losses	158	356
Net interest income after provision for credit losses	12,392	10,708
Noninterest (loss) income	(1,903)	352
Noninterest expense	12,270	11,997
Loss before income taxes	(1,781)	(937)
Income tax benefit	(476)	(204)
Net loss	$(1,305)	$(733)

	At or For the Years Ended
	December 31,
	2024	2023

Performance Ratios:
Return on average assets	(0.29)%	(0.17)%
Return on average equity	(3.08)%	(1.75)%
Interest rate spread (1)	2.51%	2.27%
Net interest margin (2)	2.98%	2.73%
Noninterest expense to average assets	2.73%	2.79%
Efficiency ratio (3)	115.24%	105.09%
Average interest-earning assets to average interest-bearing liabilities	120.01%	123.43%

Capital Ratios:
Average equity to average assets	9.44%	9.77%
Total capital to risk-weighted assets (4)	15.60%	16.73%
Tier 1 capital to risk-weighted assets (4)	14.59%	15.65%
Common equity tier 1 capital to risk-weighted assets (4)	14.59%	15.65%
Tier 1 capital to average assets	10.84%	10.76%

Asset Quality Ratios:
Allowance for credit losses as a percentage of total loans	1.09%	1.09%
Allowance for credit losses as a percentage of nonperforming loans	142.57%	267.59%
Allowance for credit losses as a percentage of nonaccrual loans	151.62%	340.59%
Nonaccrual loans as a percentage of total loans	0.72%	0.32%
Net (charge-offs) recoveries to average outstanding loans during the year	(0.05)%	(0.02)%
Nonperforming loans as a percentage of total loans	0.76%	0.41%
Nonperforming loans as a percentage of total assets	0.51%	0.26%
Total nonperforming assets as a percentage of total assets	0.62%	0.30%

Other Data:
Number of offices	7	6
Number of full-time employees	60	62
Number of part-time employees	8	5
(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expenses divided by the sum of net interest income and noninterest income.

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Total Assets. Total assets were $443.5 million as of December 31, 2024, a decrease of $8.5 million, or 1.9%, when compared to total assets of $452.0 million as of December 31, 2023. The decrease was due primarily to a decrease in securities of $22.0 million, or 18.4%, to $97.3 million at December 31, 2024 from $119.3 million at December 31, 2023 and a decrease in interest bearing deposits in banks of $2.6 million, or 21.1%, to $9.7 million at December 31, 2024 from $12.3 million at December 31, 2023 partially offset by an increase in net loans and leases of $13.8 million, or 4.9%, to $293.7 million at December 31, 2024 from $279.9 million at December 31, 2023, an increase in other real estate owned of $318,000, or 196.3% to $480,000 at December 31, 2024 which consisted of two buildings the Company had purchased for expansion and had listed for sale, an increase of $343,000, or 8.8%, to $4.3 million at December 31, 2024 in restricted investments carried at cost, which includes $3.5 million in FHLB stock. The increase in loans was net of the sale of 111 performing residential mortgage loans totaling $24.3 million at a loss of $3.8 million, net of mortgage servicing rights retained, as part of a portfolio repositioning strategy to take advantage of repricing opportunities with the goal of increasing yield, shortening weighted average life and diversifying the loan portfolio by reducing the concentration in residential mortgage loans. The decrease in securities included sales of securities to partially fund loan growth and a paydown in FHLB advances of $27.0 million, or 35.1%, to $49.9 million at December 31, 2024 from $76.9 million at December 31, 2023 partially offset by an increase in deposits of $18.6 million, or 5.9%, to $335.8 million at December 31, 2024 from $317.2 million at December 31, 2023.

Cash and Cash Equivalents. Total cash and cash equivalents (which includes fed funds sold) increased $230,000, or 1.5%, to $13.3 million (including $9.3 million in Fed Funds sold) at December 31, 2024 from $13.1 million (including $7.6 million in Fed Funds sold) at December 31, 2023. These accounts provided a favorable yield while maintaining a high level of liquidity. The Bank continued to strategically hold more liquid assets while restructuring the loan portfolio throughout 2024.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks decreased $2.6 million, or 21.1%, to $9.7 million at December 31, 2024, from $12.3 million at December 31, 2023. The decrease was primarily the result of a reduction of $3.2 million in Qwickrate Certificates of Deposit (CDs). The Bank utilizes the Qwickrate listing service, which is a resource where banks can purchase and sell Certificates of Deposit (CDs) with other banks to invest excess funds in CDs at a competitive rate. At December 31, 2024, there were no Qwickrate CDs with other banks. Those funds were used primarily to fund loan growth and reduce FHLB debt.

Securities Available for Sale. Securities available for sale decreased by $18.1 million, or 19.4%, to $75.2 million at December 31, 2024 from $93.3 million at December 31, 2023. The decrease in securities resulted primarily from sales of securities in 2024 to take advantage of the current market interest rate spreads. During the twelve months ended December 31, 2024, we had sales of securities of $20.1 million partially offset by strategic purchases of $19.4 million in securities with more attractive yields or overall terms and received paydowns and payoffs of $18.4 million. Net unrealized losses on the available for sale portfolio, including derivatives, decreased by $826,000, or 14.8%, to $4.8 million, net of tax, from $5.7 million, net of tax, due primarily to decreases in market interest rates. Gross unrealized losses on the available for sale portfolio consisting of 77 securities decreased from $7.2 million, or 7.2% of the portfolio’s amortized cost of $100.5 million at December 31, 2023, to $6.5 million, or 8.0% of the amortized cost of $81.6 million at December 31, 2024. These unrealized losses are due to increases in market interest rates since the time of purchase.

At December 31, 2024, the AFS portfolio was comprised of 12.2% residential mortgage backed securities, 61.9% collateralized mortgage obligations, 17.7% state and municipal securities and 8.2% corporate bonds.

Securities Held to Maturity. Securities held to maturity decreased by $3.9 million, or 15.0%, to $22.1 million at December 31, 2024 from $26.0 million at December 31, 2023. This decrease is primarily due to principal repayments of $3.4 million and one call of $395,000. At December 31, 2024, the portfolio was comprised of 86.4% residential mortgage backed securities, 7.1% state and municipal securities and 6.5% U.S. government and agency bonds.

Loans and Leases Receivable, Net. Net loans and leases receivable increased $13.8 million, or 4.9%, to $293.7 million at December 31, 2024 from $279.9 million at December 31, 2023. The increase in loans was primarily due to an increase in commercial real estate loans and construction and land loans from investing the funds from the sale of 111 performing residential mortgage loans totaling $24.3 million being sold at a loss of $3.8 million, net of mortgage servicing rights retained of $239,000. The sales were part of a portfolio repositioning strategy to take advantage of repricing opportunities with the goal of increasing yield, shortening weighted average life and diversifying the loan portfolio by reducing concentration risk in residential mortgage loans. In addition to the loan sale, there was $98.1 million in loan originations partially offset by $53.7 million in payoffs and other principal reductions and $13.5 million in contractual repayments.

The loan portfolio has become more diverse in line with the Bank’s strategic plan to increase loans in the commercial real estate sector. Loans secured by residential real estate, multifamily and farmland decreased $24.2 million, or 12.8%, to $165.6 million, or 55.8% of the loan portfolio, at December 31, 2024 from $189.8 million, or 67.1% of total loans at December 31, 2023 and commercial real estate loans increased $14.3 million, or 34.2%, to $56.1 million, or 18.9% of total loans at December 31, 2024 from $41.8 million, or 14.8% of total loans at December 31, 2023. Construction and land loans increased $16.6 million, or 44.3%, to $54.1 million at December 31, 2024 from $37.5 million at December 31, 2023.

At December 31, 2024, commercial real estate loans consisted of $23.4 million owner occupied and $32.7 million non-owner occupied real estate. At December 31, 2024, commercial real estate loans primarily include loans collateralized by self-storage facilities ($16.3 million), commercial rental properties ($7.6 million), gas stations with convenience stores ($10.5 million), churches ($4.5 million), rural water district assets ($3.8 million), restaurants ($3.6 million), and hotels ($923,000). At December 31, 2024, $13.3 million in commercial real estate loans are outside of our primary market area.

During the year ended December 31, 2024, loan originations totaled $98.1 million of which $9.1 million were renewals or refinancings of existing loans with Broadstreet Bank (including interim construction loans converting to a permanent loan), resulting in net originations of $88.3 million. Originations consisted primarily of $11.1 million in one-to-four family residential mortgage loans, $2.7 million in multifamily loans, interim construction loans of $25.2 million (when fully funded upon completion), $19.5 million in commercial real estate loans, $5.1 million in consumer loans, $5.0 million in commercial and industrial loans, $17.7 million in land and development loans, $3.2 million in farmland loans and $8.5 million in municipal loans. Originated interim construction loans included $7.9 million in commercial construction, $15.1 million in residential construction loans, including 16 speculative residential loans of $6.5 million, two subdivision loans totaling $1.6 million and one multi-family construction loan totaling $598,000. During the year ended December 31, 2024, interim construction loans (when fully funded upon completion) decreased by $11.8 million, or 21.7%, to $42.5 million at December 31, 2024 from $54.3 million at December 31, 2023. The total interim construction loan portfolio consisted of 55 loans with funded balances of $33.1 million at December 31, 2024 compared to 82 loans at December 31, 2023 with funded balances of $31.5 million. Construction loans continue to be a large segment of our loan portfolio with the majority of the loans being originated in our primary market.

Deposits. Deposits increased $18.6 million, or 5.9%, to $335.8 million at December 31, 2024 from $317.2 million at December 31, 2023. Core deposits (defined as all deposits other than certificates of deposit) increased $7.4 million, or 3.7%, to $205.9 million at December 31, 2024 from $198.5 million at December 31, 2023. Retail certificates of deposit increased $1.2 million, or 1.1%, to $107.9 million at December 31, 2024 from $106.7 million at December 31, 2023. Brokered deposits increased $10.0 million, or 83.4%, to $22.0 million at December 31, 2024, from $12.0 million at December 31, 2023. The increase in brokered CDs primarily funded the $10.0 million prepayment of FHLB advances. In 2023, we increased the rate on money market accounts and matched CD rates as part of a retention effort during a time of rising market interest rates and a competitive deposit market. Although rates decreased in 2024, the movement within the portfolio to higher yielding accounts and the additional brokered CDs are the primary reasons for an increase in our average cost of deposits of 42 basis points, or 17.4%, to 2.83% at December 31, 2024, compared to 2.41% at December 31, 2023. At December 31, 2024, there were 191 accounts with balances in excess of the $250,000 FDIC insurance limit with a total balance of $98.0 million, or 29.2% of deposits. The amount that was over $250,000 was $50.3 million, or 15.0%, that was potentially uninsured, including certificates of deposit of $10.7 million and $39.6 million in checking, MMDA and savings accounts.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank decreased by $27.0 million, or 35.1%, to $49.9 million at December 31, 2024 from $76.9 million at December 31, 2023 due primarily to the payoff of nine advances totaling $30.7 million and normal principal payments on amortizing advances of $1.3 million partially offset by a short-term purchase of $5.0 million. Seven advances totaling $25.7 million had matured and two advances totaling $10.0 million were prepaid to take advantage of favorable market conditions.

Shareholders’ Equity. Total shareholders’ equity decreased $1.6 million, or 3.0%, to $52.1 million at December 31, 2024 from $53.7 million at December 31, 2023. This decrease was primarily due to a $1.3 million net loss for the year ended December 31, 2024 resulting primarily from the pre-tax loss of $3.8 million, net of mortgage servicing rights retained, on the sale of residential mortgage loans. The Company also repurchased 107,431 shares of its common stock for a decrease of $1.6 million and paid quarterly dividends totaling $504,000, partially offset by a decrease in the accumulated other comprehensive loss of $826,000, an increase in equity of $223,000 for the 2024 funding of the Broadstreet Bank leveraged ESOP with the release of 15,862 ESOP shares to participants and $757,000 related to accruals for the equity incentive plan for the year ended December 31, 2024. At December 31, 2024, the unallocated ESOP contra equity account was $2.0 million.

At December 31, 2024, Broadstreet Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes. At December 31, 2024 a community bank leverage ratio of at least 9.0% is required to be considered “well capitalized” under regulatory requirements. At December 31, 2024, Broadstreet Bank’s community bank leverage ratio was 10.84%.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are included in the computation of average balances. Average yields for loans include loan fees of $511,000 and $631,000 for the years ended December 31, 2024 and 2023, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Year Ended December 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$282,894	$15,923	5.63%	$268,179	$12,842	4.79%
Allowance for credit losses	(3,044)			(2,642)
Securities	110,893	4,464	4.03%	123,494	5,061	4.10%
Restricted stock	3,584	221	6.17%	3,096	159	5.14%
Interest-bearing deposits in banks	13,271	723	5.45%	8,787	452	5.14%
Federal funds sold	12,465	671	5.38%	3,661	187	5.11%
Financial derivative	380	450		559	277
Total interest-earning assets	420,443	22,452	5.34%	405,134	18,978	4.68%
Noninterest-earning assets	28,720			24,667
Total assets	$449,163			$429,801

Interest-bearing liabilities:
Interest-bearing demand deposits	$69,237	454	0.66%	$60,271	247	0.41%
Regular savings and other deposits	45,652	134	0.29%	55,509	171	0.31%
Money market deposits	44,526	1,453	3.26%	32,626	1,055	3.23%
Certificates of deposit	121,986	5,252	4.31%	108,011	3,871	3.58%
Total interest-bearing deposits	281,401	7,293	2.59%	256,417	5,344	2.08%
Advances from the Federal Home Loan Bank	68,224	2,599	3.81%	71,198	2,561	3.60%
Other liabilities	724	10	1.38%	608	9	1.48%
Total interest-bearing liabilities	350,349	9,902	2.83%	328,223	7,914	2.41%
Noninterest-bearing demand deposits	51,760			54,943
Other noninterest-bearing liabilities	4,641			4,652
Total liabilities	406,750			387,818
Total shareholders' equity	42,413			41,983
Total liabilities and shareholders' equity	$449,163			$429,801
Net interest income		$12,550			$11,064
Net interest rate spread (1)			2.51%			2.27%
Net interest-earning assets (2)	$70,094			$76,911
Net interest margin (3)			2.98%			2.73%
Average interest-earning assets to interest-bearing liabilities			120.01%			123.43%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans	$705	$2,376	$3,081
Securities	(516)	(81)	(597)
Restricted stock	25	37	62
Interest-bearing deposits in banks	231	40	271
Federal funds sold and other	450	34	484
Derivative	—	173	173
Total interest-earning assets	895	2,579	3,474

Interest-bearing liabilities:
Interest-bearing demand deposits	37	170	207
Regular savings and other deposits	(30)	(7)	(37)
Money market deposits	385	13	398
Certificates of deposit	501	880	1,381
Total deposits	893	1,056	1,949
Advances from the Federal Home Loan Bank	(107)	145	38
Other interest-bearing liabilities	2	(1)	1
Total interest-bearing liabilities	788	1,200	1,988

Change in net interest income	$107	$1,379	$1,486

Comparison of Operating Results for the Years Ended December 31, 2024 and December 31, 2023

Net Loss. The net loss was $1.3 million for the year ended December 31, 2024, compared to a net loss of $733,000 for the year ended December 31, 2023, an increased loss of $572,000, or 78.0%. The increase in the loss was primarily due to a $3.8 million loss on the sale of loans as part of a strategic repositioning of the balance sheet. This was partially offset by an increase of $1.5 million, or 13.4%, in net interest income, a $190,000 gain on the sale of securities and a decrease in the provision for credit losses of $198,000. A loss on the sale of securities of $1.7 million was recognized in the prior year ending December 31, 2023.

Interest Income. Interest income increased $3.5 million, or 18.4%, to $22.5 million for the year ended December 31, 2024 from $19.0 million at December 31, 2023. This was primarily the result of increased interest income on loans resulting from an increase in the average balance and average yield for the year ended December 31, 2024. There was an increase in average interest earning assets of $15.3 million, or 3.8%, to $420.4 million at December 31, 2024 from $405.1 million at December 31, 2023 and an increase of 66 basis points, or 14.0%, in average yield on interest–earning assets from 4.68% at December 31, 2023 to 5.34% at December 31, 2024.

Interest income on the securities portfolio decreased $597,000, or 11.8% to $4.5 million for the year ended December 31, 2024, from $5.1 million for the year ended December 31, 2023. This decrease is primarily due to a decrease in the average balance of securities of $12.6 million, or 10.2%, from $123.5 million, for the year ended December 31, 2023 to $110.9 million for the year ended December 31, 2024. The average yield on securities declined by seven basis points, or 1.8%, from 4.10% for the year ended December 31, 2023 to 4.03% for the year ended December 31, 2024. The yield decrease is reflective of changes in the securities portfolio due to maturities, principal payments, and strategic purchases and sales. In 2024, the Company sold eight securities totaling $20.1 million at a gain of $190,000 and purchased nine securities totaling $19.4 million as part of a balance sheet restructuring strategy to increase interest income and diversify the portfolio.

Interest income on net loans and leases increased $3.1 million, or 24.0%, to $15.9 million for the year ended December 31, 2024 from $12.8 million for the year ended December 31, 2023 primarily due to an increase of $14.7 million, or 5.5%, in the average balance of the loan portfolio from $268.2 million for the year ended December 31, 2023 to $282.9 million for the year ended December 31, 2024, and an increase of 84 basis points, or 17.5%, in the average yield on loans from 4.79% for the year ended December 31, 2023 to 5.63% for the year ended December 31, 2024. The increased yield on loans is primarily due to increased market interest rates, higher loan rates and fees primarily from an increase in commercial real estate as part of the execution of a strategic restructuring of the loan portfolio in which $24.3 million in residential loans were sold and replaced with other higher-yielding loans.

Dividends on restricted investments including stock in the Federal Home Loan Bank and Texas Independent Bank (TIB) increased $62,000, or 39.0%, from $159,000 for the year ended December 31, 2023 to $221,000 for the year ended December 31, 2024. This increase resulted primarily from an increase in yield of 103 basis points, or 20.1%, from 5.14% for the year ended December 31, 2023 to 6.17% for the year ended December 31, 2024 and an increase in average balance of $488,000, or 15.8%, from $3.1 million for the year ended December 31, 2023 to $3.6 million for the year ended December 31, 2024.

Interest income from interest bearing deposits in banks increased $271,000, or 60.0%, from $452,000 for the year ended December 31, 2023 to $723,000 for the year ended December 31, 2024, resulting primarily from the increase in average yield of 31 basis points, or 6.1%, from 5.14% for the year ended December 31, 2023 to 5.45% for the year ended December 31, 2024 and an increase in average interest bearing deposits of $4.5 million, or 51.0% from $8.8 million for the year ended December 31, 2023 to $13.3 million for the year ended December 31, 2024. There was also an increase of $484,000 in fed funds interest income for the year ended December 31, 2024 primarily from an increase of 27 basis points, or 5.3%, in average yield on fed funds sold from 5.11% for the year ended December 31, 2023 to 5.38% for the year ended December 31, 2024 and a $8.8 million, or 237.8%, increase in average fed funds sold from $3.7 million for the year ended December 31, 2023 to $12.5 million for the year ended December 31, 2024. The increases in interest bearing deposits in banks and fed funds are primarily the result of holding the funds from the loan sale in these accounts while waiting to originate new loans, core deposit growth, maturities and principal reductions from the securities portfolio, an increase in brokered deposits, and is partially offset by a reduction in FHLB advances. The increase in yields on deposits in banks and fed funds is reflective of the increase in market interest rates.

Interest income from the fair value hedge was $450,000 for the year ended December 31, 2024. The Company entered into an interest rate swap agreement in the year ended December 31, 2024 to convert a portion of its interest rate exposure from fixed rates to floating rates to help manage the interest rate risk position. Refer to additional detail regarding the fair value hedge in Note 19 – Derivatives of the accompanying consolidated financial statements.

Interest Expense. Interest expense increased $2.0 million, or 25.3%, to $9.9 million for the year ended December 31, 2024 from $7.9 million for the year ended December 31, 2023 due primarily to an increase in the average yield on interest bearing liabilities of 42 basis points, or 17.2%, from 2.41% for the year ended December 31, 2023 to 2.83% for the year ended December 31, 2024 and an increase in the average balance of interest-bearing liabilities of $22.1 million, or 6.7%, from $328.2 million for the year ended December 31, 2023 to $350.3 million for the year ended December 31, 2024 primarily due to an increase in deposit and funding costs. Interest expense on deposit accounts increased $2.0 million, or 37.8%, to $7.3 million for the year ended December 31, 2024 from $5.3 million for the year ended December 31, 2023, due to an increase in the average deposit cost of 51 basis points, or 24.4%, from 2.08% for the year ended December 31, 2023 to 2.59% for the year ended December 31, 2024 and an increase in average interest-bearing deposits of $25.0 million, or 9.8%, from $256.4 million for the year ended December 31, 2023 to $281.4 million for the year ended December 31, 2024, with the increase being primarily in higher cost certificates of deposit and money market deposits, offset by a decrease in lower cost savings accounts. This migration to higher yielding accounts is due to the interest rate environment, competition and additional brokered deposits. At December 31, 2024, market rates had levelled off some and the Bank’s deposit rates had decreased.

Interest expense on Federal Home Loan Bank advances increased $38,000, or 1.5%, to $2.6 million for the year ended December 31, 2024. The average balance of Federal Home Loan Bank advances decreased by $3.0 million, or 4.2%, to $68.2 million for the year ended December 31, 2024 from $71.2 million for the year ended December 31, 2023. This was offset by an increase in average cost of 21 basis points, or 5.9%, from 3.60% for the year ended December 31, 2023 to 3.81% for the year ended December 31, 2024. As overall liquidity has improved, this has enabled the Company to pay down FHLB advances to $49.9 million at December 31, 2024.

Net Interest Income. Net interest income increased $1.5 million, or 13.5%, to $12.6 million for the year ended December 31, 2024 from $11.1 million for the year ended December 31, 2023, primarily due to an increase in interest-earning assets of $15.3 million, or 3.8%, to $420.4 million at December 31, 2024 from $405.1 million at December 31, 2023, and an increase in net interest rate spread of 24 basis points, or 10.6%, from 2.27% for the year ended December 31, 2023 to 2.51% for the year ended December 31, 2024. Net interest margin increased 25 basis points to 2.98% for the year ended December 31, 2024 from 2.73% for the year ended December 31, 2023.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses was $158,000 for the year ended December 31, 2024, compared to $356,000 for the year ended December 31, 2023, a decrease of $198,000, or 55.6%, primarily due to significant loan growth in 2023, and the adoption of ASC 326 on January 1, 2023. See the CECL discussion in the accompanying consolidated financial statements for further explanation of the Bank’s transition to the new methodology.

Noninterest Income. Noninterest income decreased $2.3 million, or 641.0%, to a loss of $1.9 million for the year ended December 31, 2024 from $352,000 for the year ended December 31, 2023. This decrease is primarily due to a $3.8 million loss on the sale of loans as part of a strategic balance sheet repositioning executed during the year ended December 31, 2024, a $287,000 expense on the disposal of a fixed asset related to the new branch partially offset by a $190,000 gain on the sale of securities. A loss $1.7 million on the sale of securities was recognized in the year ended December 31, 2023.

Noninterest Expense. Noninterest expense increased $273,000, or 2.3%, to $12.3 million for the year ended December 31, 2024 from $12.0 million for the year ended December 31, 2023 primarily due to the increase in occupancy and equipment costs and other expenses.

Salary and employee benefit expenses decreased by $229,000, or 3.2%, to $6.8 million for the year ended December 31, 2024 from $7.1 million for the year ended December 31, 2023. This is due primarily to an increase in equity award expenses of $229,000 including an extraordinary $129,000 initial vesting expense and nonrecurring expenses of $230,000 related to executive changes in 2024 being offset primarily by reduced executive salary expense related to the CEO transition and the termination of the deferred compensation executive incentive plan on December 31, 2023. The remaining increase was due to normal increases in wages, insurance costs and payroll taxes. Occupancy and equipment expenses increased by $268,000, or 32.1%, primarily due to depreciation, building expense and property taxes associated with two new bank branch locations opened in 2024. Other expenses combined increased $381,000, or 19.0%, from $2.0 million for the year ended December 31, 2023 to $2.4 million for the year ended December 31, 2024 including a $172,000 increase in audit and accounting expenses related primarily to additional loan review, a $69,000 increase in FDIC assessments due to an overall increase in the assessment rate, and a $67,000 increase in employee training expense. Increases for the year ended December 31, 2024 were primarily related to growth, including branch completion, employee recruitment and price increases in all types of services the Company incurred due to inflationary pressures.

Income Tax Benefit. The income tax benefit increased by $272,000, or 133.3%, from $204,000 for the year ended December 31, 2023 to $476,000 for the year ended December 31, 2024 due primarily to the increase in the taxable loss. The effective tax rate was 26.69% and 21.77% for the years ended December 31, 2024 and 2023, respectively. The increase in the effective tax rate was primarily due to taxable income increasing at a faster rate than nontaxable income.

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

The tables below set forth the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines approved by our Board of Directors.

At December 31, 2024
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$14,146	13.54%
300	13,787	10.66%
200	13,394	7.50%
100	12,973	4.13%
Level	12,459	—
(100)	11,990	(3.76)%
(200)	11,624	(6.70)%
(300)	11,182	(10.25)%
(400)	10,686	(14.23)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 7.50% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 6.70% decrease in net interest income.

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

At December 31, 2024
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$51,464	$(1,635)	(3.08)%	13.02%	92
300	52,659	(440)	(0.83)%	12.99%	89
200	53,511	412	0.78%	12.86%	76
100	53,805	706	1.33%	12.59%	49
Level	53,099	—	—%	12.10%	—
(100)	51,791	(1,308)	(2.46)%	11.47%	(63)
(200)	48,504	(4,595)	(8.65)%	10.44%	(166)
(300)	42,756	(10,343)	(19.48)%	8.94%	(316)
(400)	32,770	(20,329)	(38.29)%	6.66%	(544)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.78% increase in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 8.65% decrease in EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities and loans. We are also able to borrow from the Federal Home

Loan Bank of Dallas. At December 31, 2024, we had outstanding advances of $49.9 million from the Federal Home Loan Bank of Dallas. At December 31, 2024, we had unused borrowing capacity of $102.4 million with the Federal Home Loan Bank of Dallas. In addition, at December 31, 2024, we had three unused lines of credit which included an unsecured $10.0 million and a secured $3.0 million line of credit with Texas Independent Bankers Bank and an unsecured $5.0 million line of credit with First Horizon Bank. At December 31, 2024, there was no outstanding balance with any of these facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the years ended December 31, 2024 and 2023 included as part of the consolidated financial statements appearing elsewhere in this annual report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Broadstreet Bank and it must provide for its own liquidity to pay any dividends to stockholders and for other financial purposes. Its primary source of income is dividends received from Broadstreet Bank. The amount of dividends that Broadstreet Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. At December 31, 2024, Texas Community Bancshares, Inc. (on a stand-alone unconsolidated basis) had liquid assets totaling $7.8 million.

Liquidity management and asset quality continue to be high priorities. With continued volatility in the market and market interest rate uncertainty, liquidity management and analysis is a key factor in daily asset and liability management and strategic planning. We are monitoring deposit balances daily. We run stress tests quarterly in multiple scenarios, which include deposit runoff combined with the inability to access our available lines of credit and a reduction in the availability of FHLB advances. The scenarios indicate that we are able to maintain our operational liquidity with a designated buffer with our liquidity resources available. We are closely monitoring our assets, liabilities, capital and investment portfolio unrealized losses for possible issues and opportunities related to the current economic and market conditions.

The Bank educates and assists large depositors on having FDIC coverage to the fullest legal extent, which is over $250,000 for many depositors depending on the type of account ownership. At December 31, 2024, there were 191 accounts with balances in excess of $250,000 with a total of $98.0 million, or 29.2% of deposits. The amount that was over $250,000 was $50.3 million, or 15.0%, that was potentially uninsured, including certificates of deposit of $10.7 million and $39.6 million in checking, MMDA and savings accounts.

At December 31, 2024, the weighted average life (WAL) of our securities portfolio is 4.5 years. The gross unrealized losses on the AFS securities is $6.5 million, or 8.0% of the $81.6 million AFS portfolio and 13.5% of capital. Unrealized losses on the HTM securities were $2.6 million, or 11.8% of the $22.1 million HTM portfolio and 5.4% of capital. The total gross unrealized losses are $9.0 million, or 8.7% of the $103.7 million securities portfolio and are 18.8% of capital. The securities portfolio includes $42.4 million, or 41.0%, that are agency issued and guaranteed by the U.S. government. These losses are the result of market interest rate increases and we continue to monitor the portfolio for credit and other risks. The net unrealized loss on AFS securities and derivative combined, and the corresponding other comprehensive loss, net of tax, was $4.8 million, or 9.9% of capital. Over the next 24 months from December 31, 2024, we anticipate $42.7 million in incoming cash flow from the securities portfolio with $22.4 million in 2025 and 20.3 million in 2026. See the Securities section of the management discussion and analysis for more information.

During 2023, the Bank entered into interest rate swap agreements with a total notional amount of $25 million to hedge the risk of changes in the fair value of fixed rate AFS securities for changes in the SOFR benchmark rate. At

December 31, 2024, the derivatives were highly effective and offset the unrealized loss on AFS securities by $329,000 bringing the accumulated other comprehensive loss from $5.1 million to $4.8 million.

Our asset quality remains strong. We are being cautiously optimistic with our lending and strategic decisions, staying focused on long-term goals and taking advantage of opportunities while being diligent about recognizing and mitigating risk. At December 31, 2024, our allowance for credit losses to total loans and leases was 1.09%. The Company continues to monitor rates and loan demand weekly and align pricing accordingly. Housing supply and demand are monitored for indicators of a significant change in the local housing markets. The Bank has raised in-house mortgage rates while continuing to offer secondary market options to moderate loan funding and we have seen a decrease in mortgage demand due to higher market interest rates. We are monitoring housing supply and demand, primarily in our Mineola and Lindale markets where home sales and new home construction have been active, for indicators of a significant changes in the local housing markets. The decrease in mortgage demand has been offset by increases in commercial real estate and construction and land loan demand.

We are not currently utilizing internet deposit listing service CDs, but we did attain an additional $10 million in brokered CDs in 2024 to help maintain liquidity while prepaying $10 million in FHLB borrowings.

The following are the various liquidity sources we had available at December 31, 2024 that we could use as needed:

●	FHLB borrowing capacity of $102.4 million
●	$18 million in credit lines with 2 correspondent banks
●	Federal Reserve discount window
●	Qwickrate (listed) CD Program
●	Brokered deposits
●	The ability to sell securities.
●	The ability to sell a group of loans in the secondary market on an as needed basis
●	The ability to sell a portion of our BOLI assets

At December 31, 2024, Broadstreet Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 17 of the notes to consolidated financial statements.

Off-Balance Sheet Arrangements

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, unused lines of credit and swap transactions. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2024, we had outstanding commitments to originate loans of $18.0 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2024 totaled $96.2 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the Federal Home Loan Bank of Dallas or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Shareholders, Board of Directors and Audit Committee

Texas Community Bancshares, Inc. and Subsidiaries

Mineola, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Texas Community Bancshares, Inc. and Subsidiaries (Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Forvis Mazars, LLP

We have served as the Company's auditor since 2020.

Houston, Texas
March 27, 2025

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Cash and due from banks	$4,015	$5,412
Federal funds sold	9,275	7,648
Cash and cash equivalents	13,290	13,060
Interest bearing deposits in banks	9,720	12,298
Securities available for sale	75,189	93,327
Securities held to maturity (fair values of $19,531 at December 31, 2024 and $23,400 at December 31, 2023)	22,096	26,020
Loans receivable, net of allowance for credit losses of $3,222 at December 31, 2024 and $3,096 at December 31, 2023	292,416	279,896
Net investment in direct financing leases	1,292	36
Accrued interest receivable	1,919	1,728
Premises and equipment, net	11,526	11,609
Bank-owned life insurance	6,370	6,238
Other real estate owned	480	162
Restricted investments carried at cost	4,252	3,909
Core deposit intangible	132	265
Deferred income taxes	2,688	2,432
Financial derivative	419	115
Other assets	1,668	949
	$443,457	$452,044
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$41,466	$45,538
Interest bearing	294,362	271,703
Total deposits	335,828	317,241
Advances from Federal Home Loan Bank (FHLB)	49,878	76,896
Accrued expenses and other liabilities	5,643	4,218
Total liabilities	391,349	398,355
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,370,425 issued and 3,088,152 outstanding at December 31, 2024 and 3,350,268 issued and 3,175,426 outstanding at December 31, 2023	34	34
Additional paid in capital	32,493	31,671
Retained earnings	30,163	31,972
Accumulated other comprehensive loss	(4,766)	(5,592)
Unearned Employee Stock Ownership Program (ESOP) shares, at cost	(2,039)	(2,197)
Treasury stock, at cost (282,273 shares at December 31, 2024 and 174,842 shares at December 31, 2023)	(3,777)	(2,199)
Total shareholders' equity	52,108	53,689
	$443,457	$452,044

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

	Year Ended
	December 31,
	2024	2023

Interest Income
Loans, including fees	$15,923	$12,842
Debt securities
Taxable	4,306	4,871
Non taxable	158	190
Dividends on restricted investments	221	159
Federal funds sold	671	187
Deposits with banks	723	452
Financial derivative	450	277
Total interest income	22,452	18,978
Interest Expense
Deposits	7,293	5,344
Advances from FHLB	2,599	2,561
Other	10	9
Total interest expense	9,902	7,914
Net Interest Income	12,550	11,064
Provision for Credit Losses - loans	269	329
Provision (Credit) for Credit Losses - off-balance sheet credit exposures	(111)	27
Provision for Credit Losses	158	356
Net Interest Income After Provision for Credit Losses	12,392	10,708
Noninterest Income
Service charges on deposit accounts	687	686
Other service charges and fees	1,244	1,206
Net gain (loss) on securities transactions	190	(1,734)
Net loss on sale of loans	(3,850)	—
Net (loss) gain on sale of other real estate owned	(41)	32
Net loss on sale of premises and equipment	(287)	(1)
Net appreciation on bank-owned life insurance	133	113
Other income	21	50
Total noninterest income (loss)	(1,903)	352
Noninterest Expenses
Salaries and employee benefits	6,840	7,069
Occupancy and equipment expense	1,103	835
Data processing	937	927
Technology expense	435	473
Contract services	265	289
Director fees	304	399
Other expense	2,386	2,005
Total noninterest expense	12,270	11,997
Loss Before Income Taxes	(1,781)	(937)
Income Tax Benefit	(476)	(204)
Net Loss	$(1,305)	$(733)
Loss per share - basic	$(0.45)	$(0.24)
Loss per share - diluted	$(0.44)	$(0.24)
Weighted-average shares outstanding - basic	2,915,402	3,062,517
Weighted-average shares outstanding - diluted	2,986,015	3,062,517

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

	Year Ended
	December 31,
	2024	2023
Net Loss	$(1,305)	$(733)

Other items of comprehensive income (loss)
Debt Securities
Net changes in fair value of available for sale securities, before tax	937	(72)
Reclassification adjustment for realized (gain) loss on sale of investment securities included in net loss, before tax	(190)	1,734
Net changes in fair value of available for sale securities hedged, before tax	298	119
Total other items of comprehensive income (loss), before tax	1,045	1,781

Income tax benefit related to other items of comprehensive income (loss)	(219)	(374)
Total other items of comprehensive income (loss), after tax	826	1,407

Comprehensive (Loss) Income	$(479)	$674

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
Year Ended December 31, 2024 and 2023	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance at January 1, 2024	$—	$34	$31,671	$31,972	$(5,592)	$(2,197)	$(2,199)	$53,689
Net loss	—	—	—	(1,305)	—	—	—	(1,305)
Stock based compensation expense	—	—	757	—	—	—	—	757
Other comprehensive income, net of tax	—	—	—	—	826	—	—	826
Cash dividend declared ($0.04 per share)	—	—	—	(504)	—	—	—	(504)
ESOP shares committed to be released, 15,862 shares	—	—	65	—	—	158	—	223
Treasury stock purchased, 107,431 shares	—	—	—	—	—	—	(1,578)	(1,578)
Balance at December 31, 2024	$—	$34	$32,493	$30,163	$(4,766)	$(2,039)	$(3,777)	$52,108

Balance at January 1, 2023	$—	$33	$31,099	$34,083	$(6,999)	$(2,346)	$—	$55,870
Cumulative change in accounting principle (adoption of ASC 326)	—	—	—	(1,010)	—	—	—	(1,010)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	—	33	31,099	33,073	(6,999)	(2,346)	—	54,860
Net loss	—	—	—	(733)	—	—	—	(733)
Stock based compensation expense	—	—	528	—	—	—	—	528
Issuance of restricted stock awards	—	1	—	—	—	—	—	1
Other comprehensive income, net of tax	—	—	—	—	1,407	—	—	1,407
Cash dividend declared (at an average of $0.03 per share)	—	—	—	(368)	—	—	—	(368)
ESOP shares committed to be released, 14,844 shares	—	—	44	—	—	149	—	193
Treasury stock purchased, 174,842 shares	—	—	—	—	—	—	(2,199)	(2,199)
Balance at December 31, 2023	$—	$34	$31,671	$31,972	$(5,592)	$(2,197)	$(2,199)	$53,689

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

	Year Ended
	December 31,
	2024	2023
Operating Activities
Net loss	$(1,305)	$(733)
Adjustments to reconcile net loss to net cash from operating activities
Provision (credit) for credit losses - loans	269	329
Provision (credit) for credit losses - off-balance sheet credit exposures	(111)	27
Net amortization (accretion) of securities	74	(47)
Depreciation and amortization	572	422
Net realized (gain) loss on sales of securities available for sale	(190)	1,734
Stock dividends on restricted investments	(211)	(49)
Loss on sale of loans	3,850	—
Loss on disposal of fixed assets	287	1
Appreciation on bank-owned life insurance	(133)	(113)
ESOP compensation expense for allocated shares	223	193
Loss (gain) on other real estate owned	41	(32)
Stock-based compensation	757	528
Deferred income tax benefit	(476)	(232)
(Gain) loss on fair value adjustment of fair value hedges	(6)	4
Net change in
Accrued interest receivable	(191)	(401)
Other assets	(724)	(160)
Accrued expenses and other liabilities	(785)	817
Net Cash from Operating Activities	1,941	2,288
Investing Activities
Net change in interest bearing deposits in banks	2,578	(10,243)
Activity in available for sale securities
Purchases	(19,394)	(10,261)
Sales	20,134	18,033
Maturities, prepayments and calls	18,384	6,173
Activity in held to maturity securities
Purchases	—	(2,139)
Maturities, prepayments and calls	3,801	3,802
Purchases of restricted investments	(132)	(1,055)
Loan originations and principal collections, net	(37,139)	(29,891)
Net (increase) decrease in net investment in direct financing leases	(1,256)	28
Proceeds from sale of loans, originally classified as loans held for investment	22,971	—
Proceeds from sales of other real estate owned	56	—
Additions of premises and equipment	(1,201)	(5,601)
Net Cash from (used for) Investing Activities	8,802	(31,154)
Financing Activities
Net increase in deposits	18,587	21,164
Advances from FHLB and other borrowings	5,052	33,201
Payments on FHLB and other borrowings	(32,070)	(18,799)
Cash dividends declared and paid	(504)	(368)
Purchases of treasury stock	(1,578)	(2,199)
Net Cash from Financing Activities	(10,513)	32,999
Net Change in Cash and Cash Equivalents	230	4,133
Cash and Cash Equivalents at Beginning of Period	13,060	8,927
Cash and Cash Equivalents at End of Period	$13,290	$13,060

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Significant Group Concentration of Credit Risk

Most of the Company’s activities are with customers located within the Wood, Smith, and Van Zandt County areas and the Dallas Fort Worth Metroplex. Note 3 discusses the types of securities in which the Company invests. Note 4 discusses the types of lending in which the Company engages. Approximately 93% and 95% of the loan balance at December 31, 2024 and 2023, is secured by real estate. The Company does not have any other significant concentrations to any one industry or customer.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments in this update introduce a new requirement to disclose significant segment expenses regulatory provided to the chief operating decision maker, extend certain annual disclosures to interim periods, clarify that single reportable segment entities must apply Topic 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions and require disclosure of the title

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

and position of the chief operating decision maker. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has evaluated the impact of adopting ASU 2023-07 and concluded the impact to be immaterial on its Consolidated Statement of Financial Condition, Consolidated Statement of Operations, or disclosures. See Note 1 for the corresponding segments disclosure.

Previously Adopted Accounting Pronouncements

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

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

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

Balances in transaction accounts at other financial institutions may exceed amounts covered by federal deposit insurance. Management regularly evaluates the credit risk associated with other financial institutions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents. At December 31, 2024 and 2023, the Company had $9,421 and $9,006, respectively, that exceeded amounts covered by federal deposit insurance.

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

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

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

For the year ended December 31, 2024 and 2023, the Company determined no provision for credit losses on securities was necessary.

Restricted Investments Carried at Cost

The Company’s primary restricted investment is Federal Home Loan Bank stock carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Company may request redemption at par value of any stock in excess of the amount it is required to hold. Stock redemptions are made at the discretion of FHLB. Due to requirements for additional advances, there were no purchases and dividend reinvestments of $211 for the year ended December 31, 2024, and there were purchases of $706 and dividend reinvestments of $150 for the year ended December 31, 2023. Both cash and stock dividends are reported as income. There were no sales during 2024 or 2023. Additionally, the Company periodically evaluates FHLB stock for impairment. As of December 31, 2024 or 2023, no impairment charges were recorded.

Other restricted investments are carried at cost. Any changes to the cost basis of these investments are recorded in the consolidated statements of operations.

Loans and Leases

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans secured by real estate throughout Wood, Smith, and Van Zandt Counties and the Dallas Fort

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

Worth Metroplex area. The ability of the Company’s debtors to honor their contracts is dependent upon the general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off which are measured at historical cost are generally reported at their outstanding unpaid principal balances net of any unearned income, charge-offs, and unamortized deferred fees and costs on originated loans. Interest income is accrued on the unpaid principal balance. The deferral of all loan origination fees and origination costs is quantified annually. In 2024 and 2023, management determined the deferral of these fees and costs to be immaterial to the consolidated financial statements. Unearned income is amortized to interest income using a level yield methodology. Accrued interest receivable on loans totaled $1,416 and $1,127 as of December 31, 2024 and 2023, respectively, and was reported in accrued interest receivable on the consolidated statement of financial condition and is excluded from the estimate of credit losses.

The Company makes disclosures of loans and other financing receivables and the related allowance in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 310, Receivables. The accounting guidance defines a portfolio segment as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses, and a class of financing receivables as the level of disaggregation of portfolio segments based on the initial measurement attributes, risk characteristics and methods for assessing risk. The Company’s portfolio segments are real estate, agriculture, commercial, municipalities, and consumer and other. The classes of financing receivables within the real estate segment are Construction and Land, Farmland, 1-4 Residential and Multifamily, and Commercial Real Estate. The remaining portfolio segments contain a single class of financing receivables. Under this accounting guidance, the allowance is presented by portfolio segment.

Allowance for Credit Losses

The Company uses the weighted average remaining maturity (“WARM”) method to estimate expected losses for all of Company’s loan pools. These pools are as follows: construction & land; farmland; 1-4 residential & multi-family real estate; commercial real estate; agriculture; commercial; municipalities; and consumer and other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company calculates an average annual loss rate and estimates future outstanding balances based on contractual maturities and estimated prepayments. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data and peer group data. Relevant data to support the Company’s estimates of lifetime expected credit losses is maintained through internal and external information. The CECL model leverages the use of publicly available call report data, which allows the use of external information from peers to supplement the Company’s own historical data. The loss rate is based on historical loss rates for the peer group and the Company. Due to internal loss rates being low, a blended historical loss rate of 75% peer group and 25% Company was used. The weighted average remaining life is determined based on contracted loan payments, expected prepayments and maturity dates. The allowance model uses data from the St. Louis Federal Reserve Economic Database for reasonable and supportable forecasts.

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

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

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

December 31, 2024 and 2023

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

Other Real Estate Owned

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

December 31, 2024 and 2023

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

Leases

Leases are classified as operating or finance leases at the lease commencement date. The Company leases certain locations and equipment. The Company records leases on the consolidated statements of financial condition in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Company could obtain for similar loans as of the date of commencement or renewal. The Company does not record leases on the consolidated statements of financial condition that are classified as short term (less than one year).

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

Intangible Assets

Intangible assets with a finite life consist of a core deposit intangible and is carried at cost less accumulated amortization. The Company amortizes the cost of the identifiable intangible asset on a straight-line basis over the expected period of benefit, which is seven years.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

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

During the years ended December 31, 2024 and 2023, the Company recognized no interest and penalties. Based on management’s analysis, the Company did not have any uncertain tax positions at December 31, 2024 and 2023.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Texas.

Treasury Stock

Treasury stock is accounted for using the cost method and consists of 282,273 and 174,842 shares at December 31, 2024 and 2023, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2024 and 2023 amounted to $113 and $75, respectively.

Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Discrete operating results are not reviewed by senior management to make resource allocation or performance decisions. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Segment Information

The Company’s chief operating decision-maker (“CODM”) is the Chief Executive Officer. Operating segments are defined as components of a business about which separate financial information is available and evaluated regularly by the CODM in deciding how to allocate resources and assess performance. While the CODM monitors the revenue

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

streams of the various products and services offered by the Bank, the Company’s operations are managed and financial performance is evaluated on a Company-wide basis as a single reportable operating segment, which is the Bank.

Discrete financial information, with a full allocation of revenue, costs, and capital from key corporate functions, is not available at a level other than on a Company-wide basis. Although the CODM has some limited financial information about the Company’s various financial products and services, this information is not complete and is insufficient for making resource allocation decisions or performance assessments at a more granular level. Therefore, management considers all financial service operations to be aggregated within one reportable operating segment, the Bank, and evaluates financial performance on a company-wide basis using net income as reported on the Consolidated Statement of Operations. The measure of segment assets is total assets, as reported on the Consolidated Statements of Financial Condition. The CODM uses net income to monitor budget versus actual results and in the determination of allocating resources across the Company.

The Company’s single reportable segment, the Bank, generates revenues primarily from interest income from financial instruments and non-interest income and service charges on deposit accounts. There are no intra-entity sales or transfers within the Company. Management continues to evaluate the Company’s business units for potential separate reporting in the future as facts and circumstances evolve.

Revenue Policies

FASB ASC Topic 606, Revenue from Contracts with Customers (Topic 606), (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as foreclosed assets. The majority of the Company’s revenues come from interest income and other sources, including loans, leases, and securities, that are outside the scope of Topic 606. The Company’s services that fall within the scope of Topic 606 are presented within Non-Interest Income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of Topic 606 include service charges on deposits, interchange income, and the gain (loss) on the sale of foreclosed assets.

A description of the Company’s revenue streams accounted for under Topic 606 follows:

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account-maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

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

December 31, 2024 and 2023

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

Stock Incentive Plan

Compensation cost is recognized for stock options and restricted stock awards issued to directors, executive management, and other officers based on the fair value of these awards at the date of the grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of the grant is used for restricted stock awards.

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

Subsequent Events

Management has evaluated subsequent events through March 27, 2025, which was the date the accompanying consolidated financial statements were issued.

On January 15, 2025, the Company terminated the two interest rate swap agreements with a notional amount of $25 million.

On February 27, 2025, the Company announced that the Company’s Board of Directors had approved a new stock repurchase program that authorized the Company to repurchase up to 153,083 shares of common stock.

As of December 31, 2024, the Company had agreed to repurchase residential mortgage loans totaling $2.3 million at the original sales price. These loans were previously sold during 2024 due to specific documentation issues that did not impact the credit quality of the loans.

At December 31, 2024, the Company accrued for the repurchase consideration in Accrued expenses and Other liabilities and included the assets in Loans receivable net of allowance for credit losses on the Company’s Consolidated Statement of Financial Condition. Cash proceeds were transferred on January 9, 2025.

Subsequent to December 31, 2024 and through March 27, 2025, we purchased 31,500 shares of common stock at an average price of $15.70 pursuant to the Stock Repurchase Plan.

Note 2 -    Earnings Per Share

Basic earnings per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including allocated and committed-to-be-released ESOP shares and restricted stock awards granted on August 31, 2022, February 28, 2023, February 28, 2024, and August 30, 2024, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Year Ended
	December 31,
	2024	2023
Net Loss	$(1,305)	$(733)

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	3,132,101	3,293,752
Less: average unearned ESOP shares	(216,699)	(231,235)
Weighted average shares outstanding for basic earnings per share	2,915,402	3,062,517

Additional dilutive shares	70,613	—

Weighted average shares outstanding for dilutive earnings per share	2,986,015	3,062,517

Basic earnings (loss) per share	$(0.45)	$(0.24)

Dilutive earnings (loss) per share	$(0.44)	$(0.24)

Nonvested restricted stock awards for 64,886 and 84,697 shares of common stock were not considered in computing diluted earnings per share for 2024 and 2023, respectively, because they were antidilutive. Nonvested stock options for 160,596 and 211,747 shares of common stock and vested stock options for 44,630 and 19,546 shares of common stock were not considered in computing diluted earnings per share for 2024 and 2023, respectively, because they were antidilutive.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

Note 3 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$10,356	$—	$(1,205)	$9,151
Collateralized mortgage obligations	48,808	21	(2,261)	46,568
State and municipal	15,124	—	(1,847)	13,277
Corporate bonds	7,352	—	(1,159)	6,193
Total securities available for sale	$81,640	$21	$(6,472)	$75,189

Held to Maturity
Debt Securities:
Residential mortgage-backed	$19,090	$—	$(2,521)	$16,569
State and municipal	1,567	—	(45)	1,522
U.S. Government and agency	1,439	1	—	1,440
Total securities held to maturity	$22,096	$1	$(2,566)	$19,531

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$26,379	$—	$(1,454)	$24,925
Collateralized mortgage obligations	52,426	31	(2,578)	49,879
State and municipal	15,220	—	(1,870)	13,350
Corporate bonds	6,500	—	(1,327)	5,173
Total securities available for sale	$100,525	$31	$(7,229)	$93,327

Held to Maturity
Debt Securities:
Residential mortgage-backed	$22,301	$—	$(2,584)	$19,717
State and municipal	1,985	—	(35)	1,950
U.S. Government and agency	1,734	—	(1)	1,733
Total securities held to maturity	$26,020	$—	$(2,620)	$23,400

During the years ended December 31, 2024, the Company had sales of available for sale securities with an amortized cost basis of $19,944 with a gain of $190 and no sales of held to maturity securities. During the year ended December 31, 2023, the Company had sales of available for sale securities with an amortized cost of $19,767 with a loss of $1,734 and no sales of held to maturity securities.

At December 31, 2024 and 2023, securities with a fair value of $17,862 and $14,152, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2024, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$365	$365
Due from one to five years	3,549	3,313	134	124
Due in five to ten years	12,528	10,926	1,439	1,439
After ten years	6,399	5,231	1,068	1,034
Residential mortgage-backed	10,356	9,151	19,090	16,569
Collateralized mortgage obligations	48,808	46,568	—	—
Total	$81,640	$75,189	$22,096	$19,531

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2024
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (1,83)	$434	$(20)	$25,287	$(3,706)
Collateralized mortgage obligations (8,15)	15,185	(224)	22,316	(2,037)
State and municipal (1,17)	309	(1)	14,126	(1,891)
Corporate bonds (2,12)	1,581	(20)	4,611	(1,139)
U.S. Government and agency (0,0)	—	—	—	—
Total	$17,509	$(265)	$66,340	$(8,773)

	December 31, 2023
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (4,85)	$9,486	$(46)	$35,156	$(3,992)
Collateralized mortgage obligations (5,20)	12,909	(207)	31,793	(2,371)
State and municipal (4,16)	1,718	(2)	13,582	(1,903)
Corporate bonds (0,12)	—	—	4,423	(1,327)
U.S. Government and agency (1,0)	1,733	(1)	—	—
Total	$25,846	$(256)	$84,954	$(9,593)

At December 31, 2024 and 2023, the Company had investment securities with approximately $8,773 and $9,593, respectively, in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the market depreciation was primarily the change in market interest rates and not the issuer’s financial condition or downgrades by rating agencies. The Company has the ability and intent to hold such securities until maturity.

The Company monitors credit quality of debt securities held to maturity through the use of credit rating. The Company

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

monitors the credit rating on a continual basis. The following table summarizes bond ratings for the Company’s held to maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of December 31, 2024:

	December 31, 2024
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$19,090	$1,433	$1,439
Baa1	—	134	—
	$19,090	$1,567	$1,439

	December 31, 2023
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$22,301	$1,851	$1,734
Baa2	—	134	—
	$22,301	$1,985	$1,734

As of December 31, 2024 and 2023, there were no securities held to maturity on nonaccrual or past due.

Mortgage-backed Securities and Collateralized Mortgage Obligations

The unrealized losses on the Company's investment in mortgage-backed securities and collateralized mortgage obligations were caused by interest rate increases and changes in prepayment speeds. The Company purchased these investments at a discount relative to its face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and prepayment speeds and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity, the unrealized losses on the Company’s investment in mortgage-backed securities have not been recognized into income and no allowance for credit losses was established at December 31, 2024 or 2023.

U.S. Government and Agency

The unrealized losses on the Company's investment in U.S. Government and agency securities have not been recognized into income and no allowance for credit losses established because the bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to increases in interest rates and not credit quality and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at December 31, 2024 and 2023.

Municipal Securities and Corporate Bonds

The unrealized losses on the Company's investment in municipal securities and corporate bonds have not been recognized into income and no allowance for credit losses established because the bonds are of high credit quality,

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to increases in interest rates and not credit quality and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at December 31, 2024 and 2023.

Note 4 -    Loans and Leases

A summary of the balances of loans and leases follows:

	December 31,	December 31,
	2024	2023
Real estate
Construction and land	$54,136	$37,526
Farmland	9,540	8,317
1-4 Residential and multi-family	156,068	181,464
Commercial Real Estate	56,068	41,788
Total real estate	275,812	269,095
Agriculture	55	150
Commercial	6,315	6,900
Municipalities	9,253	2,173
Consumer and other	5,495	4,710
Subtotal	296,930	283,028
Less allowance for credit losses	(3,222)	(3,096)
Loans and leases, net	$293,708	$279,932

Direct financing leases of $1,292 and $36 are included in consumer and other loans at December 31, 2024 and 2023, respectively.

The following table set forth information regarding the activity in the allowance for credit losses for the year ended December 31, 2024 and 2023:

	December 31, 2024
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Balance, January 1, 2024	$378	$66	$1,621	$482	$2	$441	$18	$88	$3,096
Provision (credit) for credit losses	254	8	(250)	123	(1)	18	65	52	269
Loans charged-off	—	—	(16)	—	—	(84)	—	(86)	(186)
Recoveries	—	—	—	—	—	—	—	43	43
Balance, December 31, 2024	$632	$74	$1,355	$605	$1	$375	$83	$97	$3,222

Balance, December 31, 2024 allocated to loans and leases individually evaluated	$131	$—	$20	$16	$—	$279	$—	$5	$451

Balance, December 31, 2024 allocated to loans and leases collectively evaluated	$501	$74	$1,335	$589	$1	$96	$83	$92	$2,771

Loans and leases receivable:
Balance, December 31, 2024 loans and leases individually evaluated	$7,285	$—	$1,630	$743	$—	$1,172	$—	$6	$10,836
Balance, December 31, 2024 loans and leases collectively evaluated	46,851	9,540	154,438	55,325	55	5,143	9,253	5,489	286,094
Balance, December 31, 2024	$54,136	$9,540	$156,068	$56,068	$55	$6,315	$9,253	$5,495	$296,930

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

	December 31, 2023
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Beginning balance prior to adoption of ASC 326	$262	$31	$812	$227	$1	$359	$4	$59	$1,755
Impact of adopting ASC 326 on January 1, 2023	92	28	677	133	2	61	$4	$28	1,025
Provision for credit losses	24	7	132	122	(1)	21	10	14	329
Loans charged-off	—	—	—	—	—	—	—	(75)	(75)
Recoveries	—	—	—	—	—	—	—	62	62
Balance, December 31, 2023	$378	$66	$1,621	$482	$2	$441	$18	$88	$3,096

Balance, December 31, 2023 allocated to loans and leases individually evaluated	$17	$4	$23	$12	$—	$348	$—	$4	$408

Balance, December 31, 2023 allocated to loans and leases collectively evaluated	$361	$62	$1,598	$470	$2	$93	$18	$84	$2,688

Loans and leases receivable:
Balance, December 31, 2023 loans and leases individually evaluated	$962	$155	$1,432	$492	$—	$1,401	$—	$14	$4,456
Balance, December 31, 2023 loans and leases collectively evaluated	36,564	8,162	180,032	41,296	150	5,499	2,173	4,696	278,572
Balance, December 31, 2023	$37,526	$8,317	$181,464	$41,788	$150	$6,900	$2,173	$4,710	$283,028

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of December 31, 2024 and 2023:

	December 31, 2024
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$301	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	610	—	—
Commercial real estate	51	—	—
Agriculture	—	—	—
Commercial	23	1,140	—
Municipalities	—	—	—
Consumer and other	—	—	—
Total	$985	$1,140	$—

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

	December 31, 2023
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$—	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	497	—	—
Commercial real estate	61	—	22
Agriculture	—	—	—
Commercial	6	345	8
Municipalities	—	—	—
Consumer and other	—	—	—
Total	$564	$345	$30

The Company did not recognize any interest income on nonaccrual loans during the years ended December 31, 2024 or 2023.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2024:

	December 31, 2024
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
Construction and land	$301	$—	$
1-4 Residential & multi-family	745	—		—
Commercial real estate	51	—		—
Commercial	—	297		866
Total	$1,097	$297		$866

	December 31, 2023
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
1-4 Residential & multi-family	$645	$—	$—
Commercial real estate	61	—	—
Commercial	—	445	6
Total	$706	$445	$6

The Company had $2,260 and $1,157 in collateral-dependent loans as of December 31, 2024 and 2023, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

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

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes were made during the year ended December 31, 2024.

Certain loan segments were reclassified during the year ended December 31, 2024. Each loan segment is made up of loan categories with similar risk characteristics. The Company’s realignment of the segments primarily consisted of separately presenting municipality loans from the consumer and other category. Management believes this accurately represents the risk profile of each loan segment. The prior period balances have been revised to conform to the current period presentation. These reclassifications did not have a significant impact on the allowance for credit losses.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

Based on the most recent analysis performed, the risk category of loans by class of loans and gross charge-offs as of December 31, 2024 and 2023, are as follows:

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Construction and land
Risk rating
Pass	$26,157	$14,188	$4,197	$619	$550	$1,140	$46,851
Special mention	—	6,200	—	—	—	—	6,200
Substandard	30	754	—	301	—	—	1,085
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$26,187	$21,142	$4,197	$920	$550	$1,140	$54,136
Farmland
Risk rating
Pass	$3,141	$1,708	$1,804	$284	$486	$2,117	$9,540
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$3,141	$1,708	$1,804	$284	$486	$2,117	$9,540
1-4 Residential & multi-family
Risk rating
Pass	$16,084	$30,595	$19,099	$28,452	$37,925	$22,283	$154,438
Special mention	—	219	—	—	—	198	417
Substandard	—	25	—	—	92	1,096	1,213
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$16,084	$30,839	$19,099	$28,452	$38,017	$23,577	$156,068
Current period gross charge-offs	$—	$16	$—	$—	$—	$—	$16
Commercial real estate
Risk rating
Pass	$15,600	$13,526	$5,160	$7,079	$2,953	$11,007	$55,325
Special mention	—	—	—	—	—	301	301
Substandard	—	—	—	—	—	442	442
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$15,600	$13,526	$5,160	$7,079	$2,953	$11,750	$56,068
Agriculture
Risk rating
Pass	$—	$40	$1	$14	$—	$—	$55
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$—	$40	$1	$14	$—	$—	$55
Commercial
Risk rating
Pass	$3,443	$910	$345	$86	$94	$265	$5,143
Special mention	8	—	—	—	—	—	8
Substandard	23	—	—	844	57	240	1,164
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$3,474	$910	$345	$930	$151	$505	$6,315
Current period gross charge-offs	$84	$—	$—	$—	$—	$—	$84
Municipalities
Risk rating
Pass	$8,408	$845	$—	$—	$—	$—	$9,253
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$8,408	$845	$—	$—	$—	$—	$9,253
Consumer and other
Risk rating
Pass	$3,373	$906	$374	$823	$13	$—	$5,489
Special mention	2	3	1	—	—	—	6
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$3,375	$909	$375	$823	$13	$—	$5,495
Current period gross charge-offs	$66	$14	$6	$—	$—	$—	$86

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

The following is an aging analysis for loans as of December 31, 2024 and 2023:

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$—	$—	$301	$301	$53,835	$54,136
Farmland	—	—	—	—	9,540	9,540
1‑4 Residential & multi-family	260	8	25	293	155,775	156,068
Commercial real estate	301	—	—	301	55,767	56,068
Agriculture	—	—	—	—	55	55
Commercial	2	—	—	2	6,313	6,315
Municipalities	—	—	—	—	9,253	9,253
Consumer and other	2	—	—	2	5,493	5,495
Total	$565	$8	$326	$899	$296,031	$296,930

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$808	$1,153	$—	$1,961	$35,565	$37,526
Farmland	—	—	—	—	8,317	8,317
1‑4 Residential & multi-family	344	271	137	752	180,712	181,464
Commercial real estate	—	410	22	432	41,356	41,788
Agriculture	—	—	—	—	150	150
Commercial	—	—	8	8	6,892	6,900
Municipalities	—	—	—	—	2,173	2,173
Consumer and other	—	—	—	—	4,710	4,710
Total	$1,152	$1,834	$167	$3,153	$279,875	$283,028

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the years ended December 31, 2024 and 2023.

The following table presents interest income recognized on loans that are collateral-dependent and individually reviewed for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Real estate
1-4 Residential & multi-family	$6	$6
Commercial	10	12
	$16	$18

During the year ended December 31, 2024 and 2023, there were no modifications of loans to borrowers in financial difficulty.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

There have been no modification to borrowers with financial difficulty in the past 12 months that subsequently defaulted. The Company has no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

Note 5 -    Net Investment in Direct Financing Leases

The Company has entered into equipment and vehicle leases with various municipalities. These leases are classified as direct financing leases. The terms of the lease provide for automatic annual renewal periods unless the lessee gives written notice, not less than ninety days prior to the end of the original term or any renewal term, of their intention to terminate. The components of the net investment in direct financing leases are summarized as follows:

	December 31,
	2024	2023
Total minimum lease payments to be received	$1,539	$64
Less interest income	(247)	(28)
Net investment in direct financing lease	$1,292	$36

At December 31, 2024, the scheduled financing lease payments are as follows:

2025	$286
2026	243
2027	156
2028	156
2029	156
Thereafter	542
Total lease payments	1,539
Less: unearned interest income	(247)
Net lease receivables	$1,292

Note 6 -    Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2024	2023
Land	$2,054	$2,608
Buildings and improvements	12,535	7,740
Construction in Progress	—	4,060
Furniture, fixtures and equipment	3,149	3,083
	17,738	17,491
Accumulated depreciation	(6,212)	(5,882)
Total	$11,526	$11,609

Depreciation expense for the years ended December 31, 2024 and 2023, amounted to $439 and $290, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

Note 7 -    Deposits

The aggregate amount of time deposits meeting or exceeding FDIC limits of $250 or more at December 31, 2024 and 2023, was $29,697 and $26,375, respectively. At December 31, 2024 and 2023, deposits include $22,000 and $12,000, respectively, of callable brokered deposits issued as part of an investment strategy that are fully insured with $4,000 maturing in 2025 and $18,000 maturing in 2029. At December 31, 2024, the scheduled maturities of time deposits are as follows:

2025	$96,152
2026	10,962
2027	2,982
2028	1,433
2029	18,406
Total	$129,935

Note 8 -    Advances from Federal Home Loan Bank

The Company had outstanding advances from Federal Home Loan Bank totaling $49,878 and $76,896 at December 31, 2024 and 2023, respectively. Such advances had a weighted average interest rate of 4.04% and 3.63% at December 31, 2024 and 2023, respectively. Scheduled maturities of the advances, which are subject to restrictions or penalties in the event of prepayment at December 31, 2024 are as follows:

2025	$3,803
2026	13,000
2027	3,652
2028	29,423
Total	$49,878

Under these agreements, the Company had unused lines of credit amounting to $102,401 at December 31, 2024. Pursuant to a blanket collateral agreement with the FHLB, advances were secured by all stock and deposit accounts with the FHLB, mortgage collateral, securities collateral, and other collateral. $2,802 and $3,558 of securities were specifically pledged as of December 31, 2024 and 2023, respectively.

Note 9 -    Income Taxes

Allocation of income taxes between current and deferred portions is as follows:

	Years ended December 31,
	2024	2023

Current federal income tax expense	$—	$23
Current state income tax expense	—	5
Deferred federal income tax (benefit) expense	(484)	(272)
Deferred state income tax expense	8	40

Total provision	$(476)	$(204)

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate during the years ended December 31, 2024 and 2023, is as follows:

	2024	2023

Income tax expense at the statutory rate	21.00%	21.00%
State income taxes	(0.36)	(4.95)
Nontaxable earnings	8.47	8.48
Nondeductible expenses	(2.62)	(3.67)
Other	0.20	0.91

Total provision	26.69%	21.77%

The components of the net deferred tax asset are as follows:

	December 31,
	2024	2023
Deferred tax assets
Allowance for credit losses	$701	$698
Intangible assets	89	74
Deferred compensation	288	319
State income tax credit	24	30
Stock options and restricted stock awards	201	108
Charitable contribution credit	77	73
Unrealized loss on securities available for sale	1,267	1,486
Net operating losses	574	—
Other	16	—

	3,237	2,788
Deferred tax liabilities
Depreciable assets	(120)	(105)
Accrual to cash	(261)	(171)
Mortgage servicing rights	(48)	(1)
Restricted stock dividends	(120)	(76)
Other	—	(3)

	(549)	(356)

Net deferred tax asset	$2,688	$2,432

No valuation allowance for deferred tax assets was recorded as of December 31, 2024 and 2023, as management believes the amounts representing future deferred tax benefits will more likely than not be recognized since the Company is expected to have sufficient taxable income of an appropriate character within the carryback and carryforward periods as permitted by the tax law to allow for utilization of the future deductible amounts.

Retained earnings at December 31, 2024 and 2023, includes $2,663 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

net operating losses would create income for tax purposes only, which would be subject to the current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was $559 at December 31, 2024 and 2023.

Note 10 -    Off-Balance-Sheet Activities

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

The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2024 and 2023, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	December 31, 2024	December 31, 2023
Commitments to extend credit	$17,954	$37,394

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

The Company is party to an agreement with the Federal Reserve Bank of Boston that provides the Company with a federal funds line of credit in an amount tied to securities on deposit with that bank. The Company pays no fees for this line of credit and has not drawn upon it. The Company is party to agreements with its correspondent banks that provide the Company with unsecured lines for up to $15,000 federal funds lines of credit to support overnight funding needs. The Company pays no fees for the lines of credit and has not drawn upon them. One line renews annually and the other lines are in effect until either party changes the terms of the agreement. The Company is a party to an additional agreement on a secured federal funds line of credit of $3,000 that is in effect until either party changes or fails to meet the terms of the agreement.

At December 31, 2024, the Company had no commitments to purchase securities.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated statements of financial condition.

Note 11 -    Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

Note 12 -    Employee Benefit Plan

The Company sponsors a defined contribution 401(k) retirement plan covering substantially all of its employees. The plan provides for the Company to match employees’ contributions up to five percent of an employee’s annual salary. In addition, the Company offers a profit-sharing component to the 401(k) plan under which the Company may contribute an equal amount to the account of each employee. The amount of the profit-sharing contribution is discretionary and determined annually by the board of directors. The employees are 100% vested after six years of service. Prior to full vesting, the employees are vested from 20% to 80% depending on the length of service. The Company’s contributions for the years ended December 31, 2024 and 2023 were $181 and $184, respectively.

The Company has a deferred compensation plan with a member of its board of directors that permits that director to defer a portion of his compensation and earn a guaranteed interest rate on the deferred amounts. The portion of the director’s compensation that is deferred has been accrued and the only other expense related to this plan is the interest on the deferred amounts. Interest expense during the years ended December 31, 2024 and 2023, included $9 and $10, respectively, related to this plan. The Company has included $166 and $175 of deferred compensation payable at December 31, 2024 and 2023, respectively, which is included in accrued expenses and other liabilities.

To fund this plan, the Company has purchased a corporate-owned whole-life insurance contract on the director. The Company has included $130 and $126 in bank-owned life insurance at December 31, 2024 and 2023, respectively, which represents the cash surrender value of this policy.

Effective January 1, 2013, the Company adopted a deferred compensation incentive plan for five key employees. In 2019 and 2020, three employees were added to the plan. In 2022, two employees were added to the plan and one employee was removed from the plan, for a total of nine employees. The plan provides for an individually agreed upon percentage of net income for the plan year to be deferred and vested over five years. The deferred compensation will earn interest over the vesting period. The vested benefit is to be paid within 90 days of the end of each plan year. The plan was terminated on December 31, 2023, and was accelerated to fully vest all participants on December 31, 2023. The benefits totaling $435 that had not been previously deferred and deferrals from prior years totaling $561 were paid out on February 10, 2025. The only expense related to the plan after termination was interest expense on the balance being held in the plan until the designated pay date. The Company recorded compensation expense related to this program in the amount of $46 and $939 for the years ended December 31, 2024 and 2023, respectively. An accrual of $1,042 and $1,189 for December 31, 2024 and 2023, respectively, is included in accrued expenses and other liabilities.

To partially fund benefit plans, Broadstreet Bank maintains the Broadstreet Bank Split Dollar Life Insurance Plan, which consists of thirteen life insurance policies on seven current, three retired officers and three former officers. The executive has the right to designate a beneficiary who will receive his or her share of the net death benefit payable upon his or her death if the employment conditions of the plan have been met. The policies are owned by Broadstreet Bank, which paid the premium due on the policies. Under the plan, the insured beneficiary will receive an agreed upon amount and Broadstreet Bank is entitled to the remaining death benefit or the entire death benefit in cases where plan employment conditions were not met. The Company has included $6,240 and $6,112 in bank-owned life insurance on bank officers at December 31, 2024 and 2023, which represents the cash surrender value of the policies.

Note 13 -    Employee Stock Ownership Plan

In connection with the Conversion to an entity owned by shareholders, the Company established an ESOP for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase 260,621 shares (approximately 8.0% of the common stock issued in connection with the Conversion). The loan is secured by unallocated shares and will be repaid by the ESOP with funds from contributions made by the Company

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years.

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP will be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $223 and $193 for the years ended December 31, 2024 and 2023, respectively.

A summary of the ESOP shares as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Shares allocated to participants	56,768	40,906
Shares distributed to terminated participants	(5,151)	(336)
Unreleased shares	203,853	219,715
Total	255,470	260,285
Fair value of unreleased shares	$3,109	$3,101

Note 14 - Stock-Based Compensation

The Company has one equity incentive plan with two share-based compensation awards as described below. Total compensation cost that has been charged against income for those plans was $757 and $650 for the years ended December 31, 2024 and 2023, respectively.

Stock Option Awards

The Company’s 2022 Equity Incentive Plan (the Equity Plan), which is shareholder approved, permits the grant of stock options to its directors, executive officers and other officers for up to 325,775 shares of common stock. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods of five years and have 10-year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy share option exercises.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

On August 31, 2022, the non-employee directors of the Company were granted 97,728 stock options with a cost of $6.50 per option and an exercise price of $16.00. These options will vest annually over a five year period ending August 31, 2027 and will expire on August 31, 2032. During the year ended December 31, 2024, 8,144 of these options were forfeited or expired.

On February 28, 2023, the executive officers of the Company were granted 192,204 stock options with a cost of $6.14 per option and an exercise price of $15.67. These options will vest annually over a five year period ending February 28, 2028 and will expire on February 28, 2033. During the years ending December 31, 2024 and 2023, 24,758 and 58,639, respectively, of these options were forfeited.

On February 28, 2024, an executive officer of the Company was granted 58,639 stock options with a cost of $6.41 per option and an exercise price of $13.75. The Company accelerated the first vesting period to vest 20% of the awards at grant date and the remaining awards will vest in four equal annual installments through February 28, 2028, and will expire on February 28, 2033.

On August 30, 2034, certain officers of the Company were granted 19,030 stock options with a cost of $6.27 per option and an exercise price of $14.31. These options will vest annually over a five year period ending August 31, 2029, and will expire on August 31, 2034.

Compensation expense for the stock options for the years ended December 31, 2024 and 2023, was $377 and $264, respectively.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2024	2023
Expected volatility	33.90%	25.72%
Expected dividends	-%	-%
Expected term (in years)	7.50	7.50
Risk-free rate	4.16%	4.07%

A summary of the activity in the stock option awards for 2024 and 2023 follows:

			Weighted-Average
		Weighted-Average	Remaining
Options	Options	Exercise Price	Contractual Term
Outstanding at December 31, 2022	97,728	$16.00	4.7
Granted	192,204	15.67	4.2
Exercised	-	-	-
Forfeited or expired	(58,639)	15.67	4.3
Outstanding at December 31, 2023	231,293	$15.81	3.9
Granted	77,669	13.89	4.3
Exercised	-	-	-
Forfeited or expired	(32,902)	15.75	3.3
Outstanding at December 31, 2024	276,060	$15.28	3.6
	.
Exercisable at December 31, 2024	74,281	$15.53	3.1

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

		Weighted-Average
		Grant Date
Non-Vested Options	Options	Fair Value
Non-vested at December 31, 2022	97,728	$6.50
Granted	192,204	6.14
Vested	(19,546)	6.50
Forfeited	(58,639)	6.14
Non-vested at December 31, 2023	211,747	$6.24
Granted	77,669	6.38
Vested	(56,358)	6.36
Forfeited	(31,273)	6.23
Non-vested at December 31, 2024	201,785	$6.26

As of December 31, 2024 and 2023, there was $1,079 and $1,252, respectively, of total unrecognized compensation cost related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of five years.

Restricted Stock Awards

The Equity Plan also permits the grant of restricted stock to its directors, executive officers, and other officers. Compensation expense for restricted stock awards is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the closing stock price of the Company on grant date. Restricted shares fully vest on the fifth anniversary of the grant date.

On August 31, 2022, the non-employee directors of the Company were granted 39,084 shares of Company stock at a fair market value of $16.00 per share. These stock awards will vest in five equal annual installments through August 31, 2027. During the year ended December 31, 2024, 2,606 of these awards were forfeited.

On February 28, 2023, executive officers of the Company were granted 76,880 shares of Company stock at a fair market value of $15.67 per share. These stock awards will vest in five equal annual installments through February 28, 2028. During the years ended December 31, 2024 and 2023, 9,903 and 23,455, respectively, of these awards were forfeited.

On February 28, 2024, an executive officer of the Company was granted 23,455 shares of Company stock when the stock price was $13.75 per share. The Company accelerated the first vesting period to vest 20% of the awards at grant date and the remaining awards will vest in four equal annual installments through February 28, 2028.

On August 30, 2024 certain officers of the Company were granted 9,212 shares of Company stock when the stock price was $14.31 per share. These stock awards will vest in five equal annual installments through August 31, 2029.

Compensation expense for the restricted stock awards for the years ended December 31, 2024 and 2023 was $380 and $264, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant Date
Non-Vested Shares	Shares	Fair Value
Non-vested at December 31, 2022	39,084	$16.00
Granted	76,880	15.67
Vested	(7,812)	16.00
Forfeited	(23,455)	15.67
Non-vested at December 31, 2023	84,697	$15.79
Granted	32,667	13.91
Vested	(22,535)	15.38
Forfeited	(12,510)	15.74
Non-vested at December 31, 2024	82,319	$15.16

As of December 31, 2024 and 2023, there was $1,040 and $1,259 of total unrecognized compensation cost related to nonvested restricted stock granted under the plan. The cost is expected to be recognized over a weighted-average period of five years.

Note 15 -    Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates.

Annual activity consisted of the following:

	December 31,
	2024	2023

Beginning balance	$4,521	$5,017
Additions	75	1,000
Repayments	(1,609)	(1,496)
Ending balance	$2,987	$4,521

Deposits from related parties held by the Company at December 31, 2024 and 2023, amounted to $4,052 and $4,593, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

Note 16 -    Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Year Ended
	December 31,
	2024	2023
Supplemental cash flow information:
Cash paid for
Interest on deposits	$7,252	$5,183
Interest on FHLB advances	2,663	2,538
Other interest	9	9
Income taxes	21	120
Non-cash activities
Transfer on loans receivable to loans held for sale	$26,821	—
Loan originations to facilitate the sale of other real estate owned	150	162
Premises and equipment transferred to other real estate owned	558	—

Note 17 -    Minimum Regulatory Capital Requirements

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

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At December 31, 2024 and 2023, the Bank’s CBLR ratio was 10.84% and 10.76%, respectively, which exceeded all regulatory capital requirements under the CBLR framework and the Bank was considered to be “well-capitalized.”

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

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

Note 18 -    Fair Value Measurements

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

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There have been no changes in valuation techniques during the years ended December 31, 2024 and 2023.

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

December 31, 2024 and 2023

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

Derivative Instruments – As discussed in Note 19 “Derivatives”, the Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the repricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities.

The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using Bloomberg Valuation Service’s derivative pricing functions. No significant differences were identified during the validation as of December 31, 2024.

Collateral-dependent Loans – Collateral-dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

Other real estate owned – Fair values are valued at the time the loan is foreclosed upon and the asset is transferred from loans or when the asset is transferred into other real estate owned from premises and equipment. The value is based upon primarily third-party appraisals, less estimated costs to sell. The appraisals are generally discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Such discounts are typically significant and result in Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same or similar factors above.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2024 and 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$9,151	$—	$9,151
Collateralized mortgage obligations	—	46,568	—	46,568
State and municipal	—	13,277	—	13,277
Corporate bonds	—	6,193	—	6,193
Derivative instruments	—	419	—	419
Total financial assets	$—	$75,608	$—	$75,608

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$861	$861
Nonfinancial assets
Other real estate owned	—	—	480	480
	$—	$—	$1,341	$1,341

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$45	$45
Nonfinancial assets
Other real estate owned	—	—	162	162
	$—	$—	$207	$207

During the years ended December 31, 2024 and 2023, certain collateral-dependent loans were remeasured and reported at fair value through a specific allocation of the allowance for credit losses based upon the fair value of the underlying collateral. At December 31, 2024, collateral-dependent loans with a carrying value of $1,140 were reduced by specific valuation allowance allocations totaling $279 to a reported fair value of $861. At December 31, 2023, collateral-dependent loans with a carrying value of $345 were reduced by a specific valuation allowance allocations totaling $300 to a reported fair value of $45. The fair value of collateral-dependent loans is determined based on collateral valuations utilizing Level 3 valuation inputs. There was a charge of $15 to the provision for credit losses and a transfer of $48 from the general reserve to the specific reserve as a result of additional reserve requirements according to the quarterly evaluation conducted on collateral dependent loans for year ended December 31, 2024. There was no charge to the provision for credit losses as a result of the valuation allowance for the year ended December 31, 2023.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

At December 31, 2024, the Company had other real estate owned consisting of two bank properties that were purchased for future expansion, but have now been listed for sale. At December 31, 2024, the Company had one commercial building held as other real estate owned with a carrying value of $162, which was sold at a gain during the year ended December 31, 2024.

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2024	Technique	Inputs	Values
Collateral-dependent loans	$861	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Other real estate owned	$480	Appraisal of collateral (1)	Appraisal adjustment	10-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2023	Technique	Inputs	Values
Collateral-dependent loans	$45	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Other real estate owned	$162	Appraisal of collateral (1)	Appraisal adjustment	10-25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$13,290	$—	$—	$13,290	$13,290
Interest bearing deposits in banks	9,720	—	—	9,720	9,720
Securities held to maturity	—	19,531	—	19,531	22,096
Loans, net	—	—	276,028	276,028	292,416
Net investment in direct financing leases	—	—	1,292	1,292	1,292
Accrued interest receivable	1,919	—	—	1,919	1,919
Restricted investments carried at cost	—	4,252	—	4,252	4,252
Mortgage servicing rights	—	—	230	230	230
Financial liabilities
Deposits	—	—	302,400	302,400	335,828
FHLB advances	—	—	49,911	49,911	49,878
Accrued interest payable	759	—	—	759	759

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

Note 19 - Derivatives

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

Securities available for sale – The Company has a swap agreement to hedge the interest rate risk on a portion of its fixed rate securities available for sale. At December 31, 2024 and 2023, the aggregate notional amount of the related hedged items of the securities available for sale totaled $25 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $417 and $119, respectively.

During the year ended December 31, 2024, the carrying amount of the hedged assets decreased due to the sale of two securities with an amortized cost of $5,500. At December 31, 2024, the hedging relationship still qualified for hedge accounting due to the amortized cost of the remaining securities exceeding the notional amount.

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

The following table summarizes key elements of the Company’s derivative instruments as of December 31, 2024, segregated by derivatives that are considered accounting hedges and those that are not:

	December 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedges:
Fair Value Hedges	$25,000	$419	$25,000	$115
Total	$25,000	$419	$25,000	$115

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

The following table summarizes the carrying value of the Company’s hedged assets in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of December 31, 2024:

	December 31, 2024		December 31, 2023
	Carrying Amount of Hedged Assets Amount	Cumulative Amount of Basis Adjustments Included in the Carrying Amount of the Hedged Assets	Carrying Amount of Hedged Assets Amount	Cumulative Amount of Basis Adjustments Included in the Carrying Amount of the Hedged Assets
Line items on the Consolidated Statements of Financial Condition in which the hedged items is included:
Securities available for sale	$33,830	$(417)	$41,912	$(119)

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

Note 20 -    Condensed Parent Company Financial Statements

Included below are the condensed financial statements of the Parent Company, Texas Community Bancshares, Inc.:

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$7,797	$10,308
Investment in subsidiary	43,273	42,662
Other receivables	103	79
Deferred income taxes	167	74
Restricted investment carried at cost	537	405
Other assets	260	203
	$52,137	$53,731
Liabilities
Accrued expenses and other liabilities	29	42

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized,
none issued and outstanding	$—	$—
Common stock, $0.01 par value, 19,000,000 shares authorized,
3,370,425 issued and 3,088,152 outstanding at December 31, 2024 and 3,350,268 issued and 3,175,426 outstanding at December 31, 2023	34	34
Additional paid in capital	32,493	31,671
Retained earnings	30,163	31,972
Accumulated other comprehensive loss	(4,766)	(5,592)
Unearned Employee Stock Ownership Program shares	(2,039)	(2,197)
Treasury stock, at cost (282,273 shares at December 31, 2024 and 174,842 shares at December 31, 2023)	(3,777)	(2,199)
Total shareholders' equity	52,108	53,689
	$52,137	$53,731

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

	December 31,
	2024	2023

Expenses
Other expenses	$416	$400

Total expenses	416	400

Loss Before Income Taxes and Equity in Earnings of Subsidiary	(416)	(400)

Income Tax Benefit	(83)	(90)

Loss Before Equity in Earnings of Subsidiary	(333)	(310)

Equity in Earnings of Subsidiary
Undistributed earnings of subsidiary	(972)	(423)

Total equity in earnings of subsidiary	(972)	(423)

Net Loss	(1,305)	(733)

Other items of comprehensive income (loss)
Unrealized loss on investment securities available for sale, before tax	937	(72)
Reclassification adjustment for realized loss on sale of investment securities included in net (loss) income	(190)	1,734
Net changes in fair value of available for sale securities hedge, before tax	298	119
Income tax benefit related to other items of comprehensive income (loss)	(219)	(374)

Total other items of comprehensive income (loss), net of tax benefit	826	1,407

Comprehensive (Loss) Income	$(479)	$674

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(Amounts in thousands, except for share and per share data)

	December 31,
	2024	2023

Operating Activities
Net (loss) income	$(1,305)	$(733)
Adjustments to reconcile net (loss) income to
net cash used for operating activities
Equity in undistributed earnings of subsidiary	972	423
ESOP compensation expense for allocated shares	223	193
Deferred tax benefit	(94)	(2)
Increase in other assets	(80)	(87)
Increase in accrued expenses	(13)	34

Net Cash used for Operating Activities	(297)	(172)

Investing Activities
Purchase of restricted investments	(132)	(248)

Net Cash used for Investing Activities	(132)	(248)

Financing Activities
Dividends Paid	(504)	(368)
Purchase of treasury stock	(1,578)	(2,199)

Net Cash used for Financing Activities	(2,082)	(2,567)

Net Change in Cash and Cash Equivalents	(2,511)	(2,987)

Cash and Cash Equivalents at Beginning of Year	10,308	13,295

Cash and Cash Equivalents at End of Year	$7,797	$10,308

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

(a) Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2024. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

The Company’s management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the criteria set forth in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective, based on those criteria.

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

(c)Changes to Internal Control Over Financial Reporting

During the quarter ended December 31, 2024, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.Other Information

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

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

The information contained in the sections captioned “Business Items to be Voted on by Stockholders – Item 1 Election of Directors,” “Other Information Relating to Directors and Executive Officers” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “ 2025 Proxy Statement”) is incorporated herein by reference.

The Company has adopted a Policy Regarding Insider Trading governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees and by the Company itself. A copy of the policy is filed as an exhibit to its Annual Report on Form 10-K.

ITEM 11.Executive Compensation

The information contained in the sections captioned “Executive Compensation” and “Directors’ Compensation” in the 2024 Proxy Statement is incorporated herein by reference.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Stock-Based Compensation Plans

The following information is presented for the Texas Community Bancshares, Inc. 2022 Equity Incentive Plan, as of December 31, 2024:

Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
Plan Category	warrants and rights	warrants and rights	plans (excluding securities
	(column a)	(column b)	reflected in column (a))

Equity compensation plans approved by stockholders	276,060	$15.81	67,360

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	276,060	$15.81	67,360

(b)	Securities Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the 2025 Proxy Statement.

(c)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the 2025 Proxy Statement.

(d)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a later date result in a change in control of the Company.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Other Information Relating to Directors and Executive Officers – Transactions with Certain Related Persons” and “Corporate Governance” of the 2025 Proxy Statement.

ITEM 14.Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Business Items to be Voted on by Stockholders – Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of the 2025 Proxy Statement.

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

10.1	Employment Agreement between Broadstreet Bank, SSB and Jason Sobel (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-40610), as filed on October 4, 2024
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

19	Policy Regarding Insider Trading
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1

Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Texas Community Bancshares, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Form 10-K, as filed on March 27, 2024)
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in inline XBRL:  (i) Consolidated Statements of
Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

TEXAS COMMUNITY BANCSHARES, INC.

Date: March 27, 2025	By:	/s/ Jason Sobel
Jason Sobel
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jason Sobel	President, Chief Executive Officer and Director	March 27, 2025
Jason Sobel	(Principal Executive Officer)

/s/ Julie Sharff	Senior Vice President and Chief Financial Officer	March 27, 2025
Julie Sharff, CPA	(Principal Financial and Accounting Officer)

/s/ Demethrius T. Boyd	Director	March 27, 2025
Demethrius T. Boyd

/s/ Clifton D. Bradshaw	Director	March 27, 2025
Clifton D. Bradshaw

/s/ James B. Harder	Director	March 27, 2025
James B. Harder

/s/ Kerry A. Kindle	Director	March 27, 2025
Kerry A. Kindle

/s/ Mark A. Pickens	Director	March 27, 2025
Mark A. Pickens

/s/ Kerry Nan Saucier	Director	March 27, 2025
Kerry Nan Saucier

/s/ Anthony R. Scavuzzo	Director	March 27, 2025
Anthony R. Scavuzzo

/s/ Johnny Sherrill	Director	March 27, 2025
Johnny Sherrill

/s/ Robert L. Smith, III	Director	March 27, 2025
Robert L. Smith, III

/s/ Bryan Summerville	Director	March 27, 2025
Bryan Summerville

/s/ Glen Thurman	Director (Chairman of the Board)	March 27, 2025
Glen Thurman