Form 10-Q
period 2025-03-31
Texas Community Bancshares, Inc.
filed 2025-05-13
CIK 1849466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 3,042,652 shares, par value $0.01 per share, of the Registrant’s common stock outstanding as of May 8, 2025.

Texas Community Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

March 31, 2025 and December 31, 2024

(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Cash and due from banks	$8,607	$4,015
Federal funds sold	3,215	9,275
Cash and cash equivalents	11,822	13,290
Interest bearing deposits in banks	9,284	9,720
Securities available for sale	74,796	75,189
Securities held to maturity (fair values of $18,992 at March 31, 2025 and $19,531 at December 31, 2024)	21,179	22,096
Loans receivable, net of allowance for credit losses of $3,273 at March 31, 2025 and $3,222 at December 31, 2024	296,379	292,416
Net investment in direct financing leases	1,143	1,292
Accrued interest receivable	1,851	1,919
Premises and equipment, net	11,441	11,526
Bank-owned life insurance	6,411	6,370
Other real estate owned	450	480
Restricted investments carried at cost	3,239	4,252
Core deposit intangible	99	132
Deferred income taxes	2,504	2,688
Financial derivative	—	419
Other assets	1,611	1,668
	$442,209	$443,457
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$43,712	$41,466
Interest bearing	293,820	294,362
Total deposits	337,532	335,828
Advances from Federal Home Loan Bank (FHLB)	49,558	49,878
Accrued expenses and other liabilities	2,364	5,643
Total liabilities	389,454	391,349
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,370,425 issued and 3,056,652 outstanding at March 31, 2025 and 3,370,425 issued and 3,088,152 outstanding at December 31, 2024	34	34
Additional paid in capital	32,687	32,493
Retained earnings	30,683	30,163
Accumulated other comprehensive loss	(4,371)	(4,766)
Unearned Employee Stock Ownership Program (ESOP) shares, at cost	(2,006)	(2,039)
Treasury stock, at cost (313,773 shares at March 31, 2025 and 282,273 shares at December 31, 2024)	(4,272)	(3,777)
Total shareholders' equity	52,755	52,108
	$442,209	$443,457

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024

Interest Income
Loans, including fees	$4,400	$3,709
Debt securities
Taxable	984	1,170
Non taxable	44	46
Dividends on restricted investments	50	55
Federal funds sold	62	67
Deposits with banks	104	256
Financial derivative	(10)	115
Total interest income	5,634	5,418
Interest Expense
Deposits	1,799	1,757
Advances from FHLB	503	696
Other	4	2
Total interest expense	2,306	2,455
Net Interest Income	3,328	2,963
Provision (Credit) for Credit Losses - loans	63	(251)
Provision (Credit) for Credit Losses - off-balance sheet credit exposures	50	(26)
Provision (Credit) for Credit Losses	113	(277)
Net Interest Income After Provision (Credit) for Credit Losses	3,215	3,240
Noninterest Income
Service charges on deposit accounts	165	168
Other service charges and fees	302	260
Net loss on sale of loans	—	(1,505)
Net change in fair value on loans held for sale	—	(2,276)
Net (loss) gain on sale of other real estate owned	(52)	37
Net loss on sale of premises and equipment	—	(283)
Net appreciation on bank-owned life insurance	41	30
Other income	6	7
Total noninterest income (loss)	462	(3,562)
Noninterest Expenses
Salaries and employee benefits	1,654	1,665
Occupancy and equipment expense	247	285
Data processing	234	241
Technology expense	57	114
Contract services	67	62
Director fees	71	83
Other expense	598	621
Total noninterest expense	2,928	3,071
Income (Loss) Before Income Taxes	749	(3,393)
Income Tax Expense (Benefit)	106	(708)
Net Income (Loss)	$643	$(2,685)
Earnings (Loss) per share - basic	$0.22	$(0.90)
Earnings (Loss) per share - diluted	$0.22	$(0.89)
Weighted-average shares outstanding - basic	2,863,916	2,970,273
Weighted-average shares outstanding - diluted	2,965,742	3,013,341

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Net Income (Loss)	$643	$(2,685)

Other items of comprehensive income (loss)
Debt Securities
Net changes in fair value of available for sale securities, before tax	918	88
Net changes in fair value of available for sale securities hedged, before tax	(417)	441
Total other items of comprehensive income (loss), before tax	501	529

Income tax expense related to other items of comprehensive income (loss)	(106)	(112)
Total other items of comprehensive income (loss), after tax	395	417

Comprehensive Income (Loss)	$1,038	$(2,268)

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
Three Months Ended March 31, 2025 and 2024	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance at January 1, 2025	$—	$34	$32,493	$30,163	$(4,766)	$(2,039)	$(3,777)	$52,108
Net income	—	—	—	643	—	—	—	643
Stock based compensation expense	—	—	175	—	—	—	—	175
Other comprehensive income, net of tax	—	—	—	—	395	—	—	395
Cash dividend declared ($0.04 per share)	—	—	—	(123)	—	—	—	(123)
ESOP shares committed to be released, 3,277 shares	—	—	19	—	—	33	—	52
Treasury stock purchased, 31,500 shares	—	—	—	—	—	—	(495)	(495)
Balance at March 31, 2025	$—	$34	$32,687	$30,683	$(4,371)	$(2,006)	$(4,272)	$52,755

Balance at January 1, 2024	$—	$34	$31,671	$31,972	$(5,592)	$(2,197)	$(2,199)	$53,689
Net loss	—	—	—	(2,685)	—	—	—	(2,685)
Stock based compensation expense	—	—	286	—	—	—	—	286
Other comprehensive income, net of tax	—	—	—	—	417	—	—	417
Cash dividend declared ($0.04 per share)	—	—	—	(128)	—	—	—	(128)
ESOP shares committed to be released, 3,277 shares	—	—	13	—	—	33	—	46
Treasury stock purchased, 11,000 shares	—	—	—	—	—	—	(154)	(154)
Balance at March 31, 2024	$—	$34	$31,970	$29,159	$(5,175)	$(2,164)	$(2,353)	$51,471

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Operating Activities
Net income (loss)	$643	$(2,685)
Adjustments to reconcile net loss to net cash from operating activities
Provision (credit) for credit losses - loans	63	(251)
Provision (credit) for credit losses - off-balance sheet credit exposures	50	(26)
Net (accretion) amortization of securities	(15)	9
Depreciation and amortization	146	142
Net unrealized gain on discontinued financial derivative	463	—
Stock dividends on restricted investments	(47)	(53)
Loss on sale of loans	—	1,505
Loss on disposal of fixed assets	—	283
Appreciation on bank-owned life insurance	(41)	(30)
ESOP compensation expense for allocated shares	52	46
Gain on sale other real estate owned	—	(37)
Write-down of other real estate owned	52	—
Stock-based compensation	175	286
Deferred income tax expense (benefit)	80	(708)
Loss on fair value adjustment of fair value hedges	10	5
Change in fair value of loans held for sale	—	2,276
Net change in
Accrued interest receivable	68	187
Other assets	47	(54)
Accrued expenses and other liabilities	(3,279)	(254)
Net Cash (used for) from Operating Activities	(1,533)	641
Investing Activities
Net change in interest bearing deposits in banks	436	(16,221)
Activity in available for sale securities
Purchases	(2,702)	(994)
Maturities, prepayments and calls	3,591	1,347
Activity in held to maturity securities
Maturities, prepayments and calls	891	1,213
Redemptions of restricted investments	1,096	—
Purchases of restricted investments	(36)	(92)
Loan originations and principal collections, net	(4,098)	(954)
Net decrease (increase) in net investment in direct financing leases	149	(804)
Proceeds from sale of loans, originally classified as loans held for investment	—	10,807
Proceeds from sales of other real estate owned	—	49
Additions of premises and equipment	(28)	(986)
Net Cash used for Investing Activities	(701)	(6,635)
Financing Activities
Net increase in deposits	1,704	14,574
Payments on FHLB and other borrowings	(320)	(369)
Cash dividends declared and paid	(123)	(128)
Purchases of treasury stock	(495)	(154)
Net Cash from Financing Activities	766	13,923
Net Change in Cash and Cash Equivalents	(1,468)	7,929
Cash and Cash Equivalents at Beginning of Period	13,290	13,060
Cash and Cash Equivalents at End of Period	$11,822	$20,989

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Note 1 -    Summary of Significant Accounting Policies

General

Texas Community Bancshares, Inc. (the “Company”), a Maryland corporation and registered bank holding company, was incorporated on March 5, 2021. The Company became the holding company for Broadstreet Bank, SSB (the “Bank”), formerly known as Mineola Community Bank, SSB prior to December 4, 2023, as part of the Bank’s mutual to stock conversion completed on July 14, 2021. The Company’s shares trade on the NASDAQ under the symbol TCBS. Voting rights in the Company are held and exercised exclusively by the shareholders of the Company.

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

Policies and practices which materially affect the determination of financial position, results of operations and cash flows are summarized as follows:

Interim Financial Statements

The interim unaudited consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be achieved for the year ending December 31, 2025, or any other period. Certain prior period data presented in the consolidated financial statements has been revised to conform with the current period presentation. The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited consolidated financial statements, and notes, contained in the Company’s Form 10-K for the year ended December 31, 2024. Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2024.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include the Bank and its wholly-owned subsidiary Mineola Financial Service Corporation, which is inactive. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Operating Segments

While the Company’s chief decision-maker (“CODM”) monitors the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Discrete operating results are not reviewed by senior management to make resource allocation or performance decisions. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Segment Information

The Company’s CODM is the Chief Executive Officer. Operating segments are defined as components of a business about which separate financial information is available and evaluated regularly by the CODM in deciding how to allocate resources and assess performance. While the CODM monitors the revenue streams of the various products and services offered by the Bank, the Company’s operations are managed and financial performance is evaluated on a Company-wide basis as a single reportable operating segment, which is the Bank.

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

Note 2 – Earnings Per Share

Basic earnings per share is computed by dividing the net gain or loss by the weighted-average number of common shares outstanding during the period, including allocated and committed to be released ESOP shares and restricted stock awards granted during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2025	2024
Net Income (Loss)	$643	$(2,685)

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	3,067,696	3,192,445
Less: average unearned ESOP shares	(203,780)	(222,172)
Weighted average shares outstanding for basic earnings per share	2,863,916	2,970,273

Additional dilutive shares	101,826	43,068

Weighted average shares outstanding for dilutive earnings per share	2,965,742	3,013,341

Basic earnings (loss) per share	$0.22	$(0.90)

Dilutive earnings (loss) per share	$0.22	$(0.89)

Nonvested restricted stock awards for 21,493 and 74,007 shares of common stock were not considered in computing diluted earnings per share for 2025 and 2024, respectively, because they were antidilutive. Stock options for 159,755 and 231,946 shares of common stock were not considered in computing diluted earnings per share for 2025 and 2024, because they were nonvested. Stock options for 35,838 and 46,258 shares of common stock have vested, however, were not considered in computing diluted earnings per share for 2025 and 2024, because they were antidilutive.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Note 3 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	March 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$9,850	$—	$(959)	$8,891
Collateralized mortgage obligations	47,270	13	(1,896)	45,387
State and municipal	14,853	5	(1,576)	13,282
Corporate bonds	8,356	34	(1,154)	7,236
Total securities available for sale	$80,329	$52	$(5,585)	$74,796

Held to Maturity
Debt Securities:
Residential mortgage-backed	$18,351	$—	$(2,144)	$16,207
State and municipal	1,564	—	(43)	1,521
U.S. Government and agency	1,264	—	—	1,264
Total securities held to maturity	$21,179	$—	$(2,187)	$18,992

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$10,356	$—	$(1,205)	$9,151
Collateralized mortgage obligations	48,808	21	(2,261)	46,568
State and municipal	15,124	—	(1,847)	13,277
Corporate bonds	7,352	—	(1,159)	6,193
Total securities available for sale	$81,640	$21	$(6,472)	$75,189

Held to Maturity
Debt Securities:
Residential mortgage-backed	$19,090	$—	$(2,521)	$16,569
State and municipal	1,567	—	(45)	1,522
U.S. Government and agency	1,439	1	—	1,440
Total securities held to maturity	$22,096	$1	$(2,566)	$19,531

During the three months ended March 31, 2025 and 2024, the Company had no sales of available for sale securities or held to maturity securities.

At March 31, 2025 and December 31, 2024, securities with a fair value of $17,995 and $17,862, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2025, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$365	$365
Due from one to five years	4,161	3,977	134	125
Due in five to ten years	12,744	11,463	1,264	1,264
After ten years	6,304	5,078	1,065	1,031
Residential mortgage-backed	9,850	8,891	18,351	16,207
Collateralized mortgage obligations	47,270	45,387	—	—
Total	$80,329	$74,796	$21,179	$18,992

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2025
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (1,83)	$429	$(12)	$24,669	$(3,091)
Collateralized mortgage obligations (9,16)	18,798	(152)	22,328	(1,744)
State and municipal (1,16)	621	(3)	13,507	(1,616)
Corporate bonds (0,13)	—	—	5,346	(1,154)
Total	$19,848	$(167)	$65,850	$(7,605)

	December 31, 2024
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (1,83)	$434	$(20)	$25,287	$(3,706)
Collateralized mortgage obligations (8,15)	15,185	(224)	22,316	(2,037)
State and municipal (1,17)	309	(1)	14,126	(1,891)
Corporate bonds (2,12)	1,581	(20)	4,611	(1,139)
Total	$17,509	$(265)	$66,340	$(8,773)

At March 31, 2025 and December 31, 2024, the Company had investment securities with approximately $7,605 and $8,773, respectively, in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the unrealized losses was primarily the change in market interest rates and not the issuers’ financial condition or downgrades by rating agencies. The Company has the ability and intent to hold such securities until maturity.

The Company monitors credit quality of debt securities held-to-maturity through the use of nationally recognized

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

credit ratings. The Company monitors credit ratings on a continual basis. The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$18,351	$1,430	$1,264
Baa1	—	134	—
	$18,351	$1,564	$1,264

	December 31, 2024
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$19,090	$1,433	$1,439
Baa1	—	134	—
	$19,090	$1,567	$1,439

As of March 31, 2025 and December 31, 2024, there were no securities held to maturity on nonaccrual status or past due status.

Mortgage-backed Securities and Collateralized Mortgage Obligations

The unrealized losses on the Company’s investments in mortgage-backed securities and collateralized mortgage obligations were caused by market interest rate increases and changes in prepayment speeds. The Company purchased these investments at a premium or discount relative to its face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and prepayment speeds and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity. The unrealized losses on the Company’s investment in mortgage-backed securities have not been recognized into income and no allowance for credit losses was established at March 31, 2025 or December 31, 2024.

U.S. Government and Agency Securities

The unrealized losses on the Company’s investments in U.S. government and agency securities have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be at maturity. The decline in fair value is largely due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at March 31, 2025 and December 31, 2024.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Municipal Securities and Corporate Bonds

The unrealized losses on the Company’s investments in state and municipal securities and corporate bonds have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be at maturity. The decline in fair value is largely due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at March 31, 2025 and December 31, 2024.

Note 4 -   Loans and Allowance for Credit Losses

A summary of the balances of loans and leases follows:

	March 31,	December 31,
	2025	2024
Real estate
Construction and land	$56,329	$54,136
Farmland	10,035	9,540
1-4 Residential and multi-family	154,075	156,068
Commercial Real Estate	57,342	56,068
Total real estate	277,781	275,812
Agriculture	87	55
Commercial	5,599	6,315
Municipalities	12,363	9,253
Consumer and other	4,965	5,495
Subtotal	300,795	296,930
Less allowance for credit losses	(3,273)	(3,222)
Loans and leases, net	$297,522	$293,708

Direct financing leases of $1,143 and $1,292 are included in consumer and other loans at March 31, 2025 and December 31, 2024, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The following tables set forth information regarding the activity in the allowance for credit losses for the three months ended March 31, 2025 and March 31, 2024:

	March 31, 2025
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Balance, January 1, 2025	$632	$74	$1,355	$605	$1	$375	$83	$97	$3,222
Provision (credit) for credit losses	29	3	24	14	—	(16)	10	(1)	63
Loans charged-off	—	—	(3)	—	—	—	—	(10)	(13)
Recoveries	—	—	—	—	—	—	—	1	1
Balance, March 31, 2025	$661	$77	$1,376	$619	$1	$359	$93	$87	$3,273

Balance, March 31, 2025 allocated to loans and leases individually evaluated	$142	$—	$38	$16	$—	$280	$—	$5	$481

Balance, March 31, 2025 allocated to loans and leases collectively evaluated	$519	$77	$1,338	$603	$1	$79	$93	$82	$2,792

Loans and leases receivable:
Balance, March 31, 2025 loans and leases individually evaluated	$10,086	$—	$2,264	$733	$—	$1,124	$—	$4	$14,211
Balance, March 31, 2025 loans and leases collectively evaluated	46,243	10,035	151,811	56,609	87	4,475	12,363	4,961	286,584
Balance, March 31, 2025	$56,329	$10,035	$154,075	$57,342	$87	$5,599	$12,363	$4,965	$300,795

	March 31, 2024
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Balance, January 1, 2024	$378	$66	$1,621	$482	$2	$441	$18	$88	$3,096
Provision for credit losses	(9)	(9)	(236)	(31)	(1)	—	16	19	(251)
Loans charged-off	—	—	—	—	—	—	—	(39)	(39)
Recoveries	—	—	—	—	—	—	—	17	17
Balance, March 31, 2024	$369	$57	$1,385	$451	$1	$441	$34	$85	$2,823

Balance, December 31, 2024 allocated to loans and leases individually evaluated	$131	$—	$20	$16	$—	$279	$—	$5	$451

Balance, December 31, 2024 allocated to loans and leases collectively evaluated	$501	$74	$1,335	$589	$1	$96	$83	$92	$2,771

Loans and leases receivable:
Balance, December 31, 2024 loans and leases individually evaluated	$7,285	$—	$1,630	$743	$—	$1,172	$—	$6	$10,836
Balance, December 31, 2024 loans and leases collectively evaluated	46,851	9,540	154,438	55,325	55	5,143	9,253	5,489	286,094
Balance, December 31, 2024	$54,136	$9,540	$156,068	$56,068	$55	$6,315	$9,253	$5,495	$296,930

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$301	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	570	—	—
Commercial real estate	50	—	—
Agriculture	—	—	—
Commercial	21	1,080	—
Municipalities	—	—	—
Consumer and other	—	—	—
Total	$942	$1,080	$—

	December 31, 2024
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$301	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	610	—	—
Commercial real estate	51	—	—
Agriculture	—	—	—
Commercial	23	1,140	—
Municipalities	—	—	—
Consumer and other	—	—	—
Total	$985	$1,140	$—

The Company did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2025 or March 31, 2024.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
Construction and land	$301	$—	$—
1-4 Residential & multi-family	703	—	—
Commercial real estate	50	—	—
Commercial	—	285	816
Total	$1,054	$285	$816

	December 31, 2024
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
Construction and land	301	—	—
1-4 Residential & multi-family	$745	$—	$—
Commercial real estate	51	—	—
Commercial	—	297	866
Total	$1,097	$297	$866

The Company had $2,155 and $2,260 in collateral-dependent loans at March 31, 2025 and December 31, 2024, respectively.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes in methodology were made during the three months ended March 31, 2025.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Based on the most recent analysis performed, the risk category of loans by class of loans and gross chargeoffs as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Construction and land
Risk rating
Pass	$5,647	$24,316	$10,258	$3,775	$611	$1,636	$46,243
Special mention	—	2,799	6,200	—	—	—	8,999
Substandard	—	30	756	—	301	—	1,087
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$5,647	$27,145	$17,214	$3,775	$912	$1,636	$56,329
Farmland
Risk rating
Pass	$917	$3,046	$1,691	$1,650	$279	$2,452	$10,035
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$917	$3,046	$1,691	$1,650	$279	$2,452	$10,035
1-4 Residential & multi-family
Risk rating
Pass	$3,737	$12,990	$29,892	$18,557	$28,147	$58,487	$151,810
Special mention	—	—	218	—	—	160	378
Substandard	—	—	721	—	—	1,166	1,887
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$3,737	$12,990	$30,831	$18,557	$28,147	$59,813	$154,075
Current period gross charge-offs	$—	$—	$3	$—	$—	$—	$3
Commercial real estate
Risk rating
Pass	$2,634	$14,618	$13,467	$5,104	$7,034	$13,752	$56,609
Special mention	—	—	—	—	—	296	296
Substandard	—	—	—	—	—	437	437
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$2,634	$14,618	$13,467	$5,104	$7,034	$14,485	$57,342
Agriculture
Risk rating
Pass	$37	$—	$37	$1	$12	$—	$87
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$37	$—	$37	$1	$12	$—	$87
Commercial
Risk rating
Pass	$387	$2,785	$670	$312	$67	$254	$4,475
Special mention	—	6	—	—	—	—	6
Substandard	—	36	—	—	797	285	1,118
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$387	$2,827	$670	$312	$864	$539	$5,599
Municipalities
Risk rating
Pass	$3,200	$8,318	$845	$—	$—	$—	$12,363
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$3,200	$8,318	$845	$—	$—	$—	$12,363
Consumer and other
Risk rating
Pass	$547	$2,660	$716	$299	$735	$4	$4,961
Special mention	—	2	2	—	—	—	4
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$547	$2,662	$718	$299	$735	$4	$4,965
Current period gross charge-offs	$10	$—	$—	$—	$—	$—	$10

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan. The following is an aging analysis for loans as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$756	$4,871	$301	$5,928	$50,401	$56,329
Farmland	—	—	—	—	10,035	10,035
1‑4 Residential & multi-family	817	—	—	817	153,258	154,075
Commercial real estate	—	—	—	—	57,342	57,342
Agriculture	—	—	—	—	87	87
Commercial	65	2	—	67	5,532	5,599
Municipalities	—	—	—	—	12,363	12,363
Consumer and other	8	—	—	8	4,957	4,965
Total	$1,646	$4,873	$301	$6,820	$293,975	$300,795

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$—	$—	$301	$301	$53,835	$54,136
Farmland	—	—	—	—	9,540	9,540
1‑4 Residential & multi-family	260	8	25	293	155,775	156,068
Commercial real estate	301	—	—	301	55,767	56,068
Agriculture	—	—	—	—	55	55
Commercial	2	—	—	2	6,313	6,315
Municipalities	—	—	—	—	9,253	9,253
Consumer and other	2	—	—	2	5,493	5,495
Total	$565	$8	$326	$899	$296,031	$296,930

All interest accrued but not collected for loans that are placed on nonaccrual status or are charged‐off is reversed against interest income. The interest on these loans is accounted for on the cash‐basis or cost‐recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the three months ended March 31, 2025 and 2024.

The following table presents interest income recognized on loans that are collateral-dependent and individually reviewed for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Real estate
1-4 Residential & multi-family	$—	$2
Commercial	—	—
	$—	$2

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

During the three months ended March 31, 2025 and 2024, there were no modifications of loans to borrowers in financial difficulty.

There have been no modifications to borrowers with financial difficulty in the three months ended March 31, 2025 and 2024, that subsequently defaulted. The Company has no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

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

At March 31, 2025 and December 31, 2024, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2025	December 31, 2024
Commitments to extend credit	$24,859	$17,954

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

At March 31, 2025, the Company had no commitments to purchase securities.

The Company has no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated financial statements.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Note 6 -   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Three Months Ended
	March 31,
	2025	2024
Supplemental cash flow information:
Cash paid for
Interest on deposits	$1,875	$1,761
Interest on FHLB advances	504	697
Other interest	2	2
Non-cash activities
Transfer on loans receivable to loans held for sale	$—	29,312
Loan originations to facilitate the sale of other real estate owned	—	150
Loans transferred to other real estate owned	22	—
Premises and equipment transferred to other real estate owned	—	558

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

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At March 31, 2025 and December 31, 2024, the Bank’s CBLR ratio was 11.09% and 10.84%, respectively, which exceeded all regulatory capital requirements under the CBLR framework, and the Bank was considered to be “well-capitalized.”

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

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

A description of the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in valuation techniques during either the three months ended March 31, 2025 or the year ended December 31, 2024.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed or third-party models that primarily use, as inputs,

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

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

Derivative Instruments – The Company records derivative instruments at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. Third-party valuations are validated by the Company using the Bloomberg Valuation Service’s derivative pricing functions. No significant differences were identified during the validation as of March 31, 2025.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same or similar factors above.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$8,891	$—	$8,891
Collateralized mortgage obligations	—	45,387	—	45,387
State and municipal	—	13,282	—	13,282
Corporate bonds	—	7,236	—	7,236
Total financial assets	$—	$74,796	$—	$74,796

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$9,151	$—	$9,151
Collateralized mortgage obligations	—	46,568	—	46,568
State and municipal	—	13,277	—	13,277
Corporate bonds	—	6,193	—	6,193
Derivative instruments	—	419	—	419
Total financial assets	$—	$75,608	$—	$75,608

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$801	$801
Nonfinancial assets
Other real estate owned	—	—	450	450
	$—	$—	$1,251	$1,251

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$861	$861
Nonfinancial assets
Other real estate owned	—	—	480	480
	$—	$—	$1,341	$1,341

During the three months ended March 31, 2025 and 2024, certain collateral-dependent loans were remeasured and reported at fair value through a specific allocation of the allowance for credit losses based upon the fair value of the underlying collateral. At March 31, 2025, collateral-dependent loans with a carrying value of $1,080 were reduced by specific valuation allowance allocations totaling $279 to a reported fair value of $801. At December 31, 2024, collateral dependent loans with a carrying value of $1,140 were reduced by specific valuation allowance allocations totaling $279 to a reported fair value of $861. The fair value of collateral dependent loans is determined based on collateral valuations utilizing Level 3 valuation inputs. There was a charge of $3 to the provision for credit losses for the three months ended March 31, 2025. There was a charge to the provision for credit losses of $16 as a result of valuation allowances moving from the general reserve to the specific reserve for the three months ended March 31, 2024.

At March 31, 2025, the Company had other real estate owned consisting of two bank properties that were purchased for future expansion that have been listed for sale and one 1-4 residential property that has also been listed for sale. During the three months ended March 31, 2025, the Company had a $52 write-down of other real estate owned. During the three months ended March 31, 2024, there were no write-downs of other real estate owned. At December 31, 2024, the Company had other real estate owned consisting of two bank properties that were purchased for future expansion that have been listed for sale.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	March 31, 2025	Technique	Inputs	Values
Collateral-dependent loans	$801	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Other real estate owned	$450	Appraisal of collateral (1)	Appraisal adjustment	10-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2024	Technique	Inputs	Values
Collateral-dependent loans	$861	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Other real estate owned	$480	Appraisal of collateral (1)	Appraisal adjustment	10-25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31, 2025
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$11,822	$—	$—	$11,822	$11,822
Interest bearing deposits in banks	9,284	—	—	9,284	9,284
Securities held to maturity	—	18,992	—	18,992	21,179
Loans, net	—	—	283,652	283,652	296,379
Net investment in direct financing leases	—	—	1,143	1,143	1,143
Accrued interest receivable	1,851	—	—	1,851	1,851
Restricted investments carried at cost	—	3,239	—	3,239	3,239
Mortgage servicing rights	—	—	227	227	227
Financial liabilities
Deposits	—	—	307,341	307,341	337,532
FHLB advances	—	—	49,790	49,790	49,558
Accrued interest payable	683	—	—	683	683

	December 31, 2024
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$13,290	$—	$—	$13,290	$13,290
Interest bearing deposits in banks	9,720	—	—	9,720	9,720
Securities held to maturity	—	19,531	—	19,531	22,096
Loans, net	—	—	276,028	276,028	292,416
Net investment in direct financing leases	—	—	1,292	1,292	1,292
Accrued interest receivable	1,919	—	—	1,919	1,919
Restricted investments carried at cost	—	4,252	—	4,252	4,252
Mortgage servicing rights	—	—	230	230	230
Financial liabilities
Deposits	—	—	302,400	302,400	335,828
FHLB advances	—	—	49,911	49,911	49,878
Accrued interest payable	759	—	—	759	759

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

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

Note 9 -   Employee Stock Ownership Plan

In connection with the mutual to stock conversion completed on July 14, 2021, the Company established an Employee Stock Ownership Plan for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase 260,621 shares (approximately 8.0% of the common stock issued in connection with the conversion). The loan is secured by the unallocated ESOP shares and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years.

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $52 and $46 for the three months ended March 31, 2025 and 2024.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

A summary of the ESOP shares as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Shares allocated to participants	56,768	56,768
Shares committed to be released to participants	3,277	—
Shares distributed to terminated participants	(8,057)	(5,151)
Unreleased shares	200,576	203,853
Total	252,564	255,470
Fair value of unreleased shares	$3,209	$3,109

Note 10 – Derivatives

The Company is exposed to economic risks arising from its business operations and has used derivatives primarily to manage risk associated with changing interest rates. The Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship (cash flow or fair value hedge).

Fair Value Hedges – Derivatives are designated as fair value hedges when they are used to manage exposure to changes in the fair value of certain financial assets and liabilities, referred to as the hedged items, which fluctuate in value as a result of movements in interest rates.

Securities available for sale – The Company had a swap agreement to hedge the interest rate risk on a portion of its fixed rated securities available for sale. At December 31, 2024, the aggregate notional amount of the related hedged items of the securities available for sale totaled $25 million and the fair value of the swaps associated with the derivative related to the hedged items was an unrealized gain of $417. As of March 31, 2025, the Company terminated the swap agreement and transitioned the net unrealized gain on the swaps of $463 through the underlying securities by reducing the book value of the securities.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

During the three-months ended March 31, 2025, the Company terminated the financial derivative resulting in an unrealized gain of $463, reducing the cost basis of investments related to the financial derivative. The unrealized gain will be recognized over the contractual life of the underlying securities.

The following table summarizes key elements of the Company’s derivative instruments as of December 31, 2024, segregated by derivatives that are considered accounting hedges and those that are not:

	December 31, 2024
	Notional Amount	Fair Value
Derivatives designated as hedges:
Fair Value Hedges	$25,000	$419
Total	$25,000	$419

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Texas Community Bancshares, Inc.’s (the “Company”) consolidated financial condition at March 31, 2025 and consolidated results of operations for the three months ended March 31, 2025 and 2024. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements, and notes, contained in the Annual Report on Form 10-K for the year ended December 31, 2024..

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

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total Assets. Total assets were $442.2 million at March 31, 2025, a decrease of $1.3 million, or 0.3%, from $443.5 million at December 31, 2024. The decrease was due primarily to a decrease in securities of $1.3 million, or 1.3%, to $96.0 million at March 31, 2025 from $97.3 million at December 31, 2024, a decrease in cash and interest bearing deposits in banks of $1.9 million, or 8.3%, to $21.1 million at March 31, 2025 from $23.0 million at December 31, 2024 and a decrease in restricted investments carried at cost of $1.0 million, or 23.8%, to $3.2 million at March 31, 2025 partially offset by an increase in net loans and leases of $3.8 million, or 1.3%, to $297.5 million at March 31, 2025 from $293.7 million at December 31, 2024.

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.5 million, or 11.3%, to $11.8 million (which includes fed funds sold of $3.2 million) at March 31, 2025 from $13.3 million (which includes fed funds sold of $9.3 million) at December 31, 2024. This decrease was primarily the result of an increase in loans of $3.8 million, or 1.3%, and stock repurchases of $495,000 partially offset by a decrease in securities of $1.3 million and an increase in deposits of $1.7 million.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks decreased $436,000, or 4.5%, to $9.3 million at March 31, 2025, compared to $9.7 million at December 31, 2024. The decrease was primarily the result of a decrease in FHLB advances of $320,000 and cash dividends of $123,000 paid by the Company.

Securities Available for Sale. Securities available for sale decreased by $400,000, or 0.5%, to $74.8 million at March 31, 2025 from $75.2 million at December 31, 2024. During the three months ended March 31, 2025, there were purchases of securities of $2.7 million offset by net paydowns of $3.6 million. Accumulated other comprehensive income decreased by $400,000, or 8.5%, to $4.4 million, net of tax, from $4.8 million, net of tax, due primarily to changes in market interest rates and the termination of the derivative. Gross unrealized losses on the AFS portfolio consisting of 78 securities decreased from $6.5 million, or 8.0% of the portfolio’s amortized cost of $81.6 million at December 31, 2024, to $5.5 million, or 6.9% of the amortized cost of $80.3 million at March 31, 2025. These unrealized losses are due to increases in market interest rates. At March 31, 2025, the AFS portfolio was comprised of 11.9% residential mortgage backed securities, 60.7% collateralized mortgage obligations, 17.8% state and municipal securities and 9.7% corporate bonds.

Securities Held to Maturity. Securities held to maturity decreased by $900,000, or 4.1%, to $21.2 million at March 31, 2025 from $22.1 million at December 31, 2024. This decrease is due primarily to paydowns of $891,000. The HTM portfolio had 69 securities with gross unrealized losses of $2.2 million, or 10.4%, of the amortized cost of $21.2 million at March 31, 2025 compared to $2.6 million, or 10.0%, of the amortized cost of $26.0 million at December 31, 2024. These unrealized losses are due to increases in market interest rates. At March 31, 2025, the HTM portfolio was comprised of 86.6% residential mortgage backed securities, 7.4% state and municipal securities and 6.0% U.S government and agency bonds.

Loans and Leases Receivable, Net. Net loans and leases receivable increased $3.8 million, or 1.3%, to $297.5 million at March 31, 2025 from $293.7 million at December 31, 2024. The increase in loans was primarily due to $21.2 million in loan originations and $2.8 million in loans repurchased from the 2024 loan sale partially offset by payoffs and contractual repayments.

The loan and lease portfolio totaled $300.8 million and is comprised of $277.8 million, or 92.3%, real estate loans, $5.6 million, or 1.9%, commercial and industrial loans, $5.0 million, or 1.7%, consumer loans and other loans, and $12.4 million, or 4.1%, municipal loans. Real estate loans include $143.6 million, or 51.7%, 1-4 family residential loans, $10.5 million, or 3.8%, multi-family loans, $57.3 million, or 20.6%, commercial real estate (CRE) loans, $18.5 million, or 6.7%, 1-4 family construction loans, $37.8 million, or 13.6%, other construction and development loans and $10.0 million, or 3.6%, farmland loans. Total loans include interim construction loans of $34.6 million, or 75.9%, of the completed project balance of $45.5 million which includes $18.3 million in single-family residence loans, including $4.6 million in speculative construction loans to builders, $2.6 million in subdivision construction, $15.5 million in muti-family construction loans and $9.1 million in CRE loans. The total construction loan portfolio consisted of 57 loans with completed project balances of $45.5 million at March 31, 2025 compared to 55 loans totaling $42.5 million at December 31, 2024.

At March 31, 2025, commercial real estate loans consisted of $23.5 million owner occupied and $33.8 million non-owner occupied real estate. At March 31, 2025, commercial real estate loans primarily include loans collateralized by self-storage facilities ($16.3 million), commercial rental properties ($7.5 million), gas stations with convenience stores ($10.8 million), churches ($4.4 million), rural water district assets ($3.8 million), and restaurants ($3.6 million). The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. Generally, we require the debt service coverage ratio to be at least 1.2x. The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of commercial real estate borrowers. We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial conditions of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property, debt service capabilities, global cash flows of the borrower and other guarantors, and the borrower’s payment history with us and other financial institutions.

Deposits. Deposits increased $1.7 million, or 0.5%, to $337.5 million at March 31, 2025 from $335.8 million at December 31, 2024. Core deposits (defined as all deposits other than certificates of deposit) decreased $1.9 million, or 0.9%, to $204.0 million at March 31, 2025 from $205.9 million at December 31, 2024. Certificates of deposit increased $3.6 million, or 2.8%, to $133.5 million at March 31, 2025 from $129.9 million at December 31, 2024. At March 31, 2025, there were $22.0 million in brokered and $499,000 in listed deposits. The year-to-date average cost of interest-bearing deposits decreased 14 basis points, or 5.4%, to 2.45% at March 31, 2025 compared to 2.59% at December 31, 2024. At March 31, 2025, there were 204 accounts with balances in excess of the $250,000 FDIC insurance limit with an aggregate balance of $98.2 million, or 30.5% of deposits. The amount that was over the FDIC insurance limit was $47.2 million, or 14.0%, that was potentially uninsured, including certificates of deposit of $11.3 million, money market accounts of $10.8 million and $25.1 million in checking and savings accounts.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank decreased by $300,000, or 0.6%, to $49.6 million at March 31, 2025 from $49.9 million at December 31, 2024 due to normal principal payments on amortizing advances of $320,000. There is $3.5 million in advances that will mature in 2025. There are no current plans to renew the advances.

Total Shareholders’ Equity. Total shareholders’ equity increased $647,000, or 1.2%, to $52.8 million at March 31, 2025 from $52.1 million at December 31, 2024. This increase was primarily due to net income of $643,000 for the three months ended March 31, 2025. The Company had additional increases in equity of $175,000 from vesting of the 2022 Equity Plan and an increase of $52,000 with the accrual of ESOP commitments for the three months ended March 31, 2025 partially offset by a decrease of $495,000 from the repurchase of 31,500 shares of its common stock and quarterly dividends paid totaling $123,000. There was a decrease in the accumulated other comprehensive loss of $395,000, net of tax, due to changes in market interest rates and the termination of the derivative at March 31, 2025.

At March 31, 2025, Broadstreet Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes. A community bank leverage ratio of at least 9.0% is required to be considered “well capitalized” under regulatory requirements. At March 31, 2025, Broadstreet Bank was well capitalized and had a ratio of 11.09%.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are only included in the computation of average balances. Average yields for loans include loan fees of $121,000 and $85,000 for the three months ended March 31, 2025 and 2024, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Three Months Ended March 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$299,454	$4,400	5.88%	$281,314	$3,709	5.27%
Allowance for credit losses	(3,244)			(3,092)
Securities	96,100	1,028	4.28%	119,053	1,216	4.09%
Restricted stock	3,630	50	5.51%	3,505	55	6.28%
Interest bearing deposits in banks	9,423	104	4.41%	18,834	256	5.44%
Federal funds sold	5,643	62	4.39%	5,017	67	5.34%
Financial derivative	—	(10)		283	115
Total interest earning assets	411,006	5,634	5.48%	424,914	5,418	5.10%
Noninterest earning assets	29,135			28,028
Total assets	$440,141			$452,942

Interest-bearing liabilities:
Interest bearing demand deposits	$71,719	113	0.63%	$63,949	102	0.64%
Regular savings and other deposits	43,233	35	0.32%	47,958	39	0.33%
Money market deposits	47,666	327	2.74%	41,415	352	3.40%
Certificates of deposit	130,974	1,324	4.04%	120,692	1,264	4.19%
Total interest bearing deposits	293,592	1,799	2.45%	274,014	1,757	2.56%
Advances from FHLB	49,674	503	4.05%	76,639	696	3.63%
Other liabilities	524	4	3.05%	704	2	1.14%
Total interest bearing liabilities	343,790	2,306	2.68%	351,357	2,455	2.79%
Noninterest bearing demand deposits	48,905			54,327
Other noninterest bearing liabilities	3,915			4,226
Total liabilities	396,610			409,910
Total shareholders’ equity	43,531			43,032
Total liabilities and shareholders' equity	$440,141			$452,942
Net interest income		$3,328			$2,963
Net interest rate spread (1)			2.80%			2.31%
Net interest earning assets (2)	$67,216			$73,557
Net interest margin (3)			3.24%			2.79%
Average interest earning assets to interest bearing liabilities			119.55%			120.94%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Three Months Ended March 31, 2025 and March 31, 2024

Net Income. The Company had net income of $643,000 for the three months ended March 31, 2025, compared to a net loss of $2.7 million for the three months ended March 31, 2024, an increase of $3.3 million, or 123.9%. In the first quarter of 2024, the Company made a strategic loan sale at a loss of $3.8 million in order to rebalance the portfolio and demolished a branch after constructing a new one resulting in combined nonrecurring deductions from noninterest income of $4.1 million. The increase in net income before tax with the removal of these two nonrecurring items in 2024 was $98,000 primarily due to an increase in net interest income of $365,000, a decrease in noninterest expenses of $143,000 partially offset by a decrease of $40,000 in noninterest income primarily related to a loss on real estate owned and a $390,000 increase in the provision for credit losses primarily from a large decrease in 2024 related to the sale of loans.

Interest Income. Interest income increased $216,000, or 4.0%, to $5.6 million for the three months ended March 31, 2025 from $5.4 million for the three months ended March 31, 2024. This was primarily the result of increased interest income on loans due to increased yields and an increase in the average balance of loans. Average interest earning assets decreased by $13.9 million, or 3.3%, from $424.9 million for the three months ended March 31, 2024 to $411.0 million for the three months ended March 31, 2025 but was offset primarily by an increase in the yield on average interest earning assets of 38 basis points, or 7.5%, from 5.10% for the three months ended March 31, 2024 to 5.48% for the three months ended March 31, 2025.

Interest income on loans increased $691,000, or 18.6%, to $4.4 million for the three months ended March 31, 2025 from $3.7 million for the three months ended March 31, 2024. This increase resulted primarily from an increase in average loans of $18.1 million, or 6.4%, from $281.3 million for the three months ended March 31, 2024 to $299.4 million for the three months ended March 31, 2025 and an increase in loan yield of 61 basis points, or 11.5%, to 5.88% for the three months ended March 31, 2025 from 5.27% for the three months ended March 31, 2024. The increase in loan yield was due primarily to the diversification of the loan portfolio resulting in a reduction of lower yielding residential loans and an increase in higher yielding commercial real estate loans.

Interest income on securities decreased $188,000, or 15.5%, from $1.2 million for the three months ended March 31, 2024 to $1.0 million for the three months ended March 31, 2025. This decrease resulted from a decrease in the average balance of securities of $23.0 million, or 19.3%, from $119.1 million for the three months ended March 31, 2024 to $96.1 million for the three months ended March 31, 2025, partially offset by an increase of 19 basis points, or 4.6%, in average yield from 4.09% for the three months ended March 31, 2024 to 4.28% for the three months ended March 31, 2025. The rate increase is reflective of the purchase of higher yielding securities in 2024.

Interest income on restricted investments, which includes primarily Federal Home Loan Bank (FHLB) and TIB Bank stock dividends, decreased $5,000, or 9.1%, from $55,000 for the three months ended March 31, 2024 to $50,000 for the three months ended March 31, 2025. This decrease resulted from a decrease in the average yield of these investments of 77 basis points, or 12.3%, from 6.28% for the three months ended March 31, 2024 to 5.51% for the three months ended March 31, 2025, partially offset by an increase in the average balance of restricted investments of $125,000, or 3.6%, from $3.5 million for the three months ended March 31, 2024 to $3.6 million for the three months ended March 31, 2025. The decrease in yield was due primarily to decreases in dividends paid by the FHLB.

Interest income on interest bearing deposits in banks decreased $152,000, or 59.4%, from $256,000 for the three months ended March 31, 2024 to $104,000 for the three months ended March 31, 2025. This decrease resulted primarily from a decrease in average interest-bearing deposits of $9.4 million, or 50.0%, from $18.8 million for the three months ended March 31, 2024 to $9.4 million for the three months ended March 31, 2025 and a decrease in average yield of 103 basis points, or 18.8%, from 5.44% for the three months ended March 31, 2024 to 4.41% for the three months ended March 31, 2025. The decrease in yields on deposits in banks and fed funds is reflective of the decrease in fed funds rates and other market interest rates. During the three months ended March 31, 2024, the Company maintained higher account balances due to receiving cash from the loan sale.

Interest expense from the fair value hedge was $10,000 for the three months ended March 31, 2025 compared to interest income of $115,000 for the three months ended March 31, 2024. The Company terminated the interest rate swap agreements on January 15, 2025, and the $463,000 unrealized gain in the value of the asset was locked in at the time of sale and will be amortized to interest income over the remaining life of the hedged securities. Refer to additional detail regarding the fair value hedge in Note 10 – Derivatives of the accompanying unaudited consolidated financial statements.

Interest Expense. Total interest expense decreased $149,000, or 6.1%, to $2.3 million for the three months ended March 31, 2025 from $2.4 million for the three months ended March 31, 2024 primarily due to a decrease in average interest-bearing liabilities of $7.6 million, or 2.2%, to $343.8 million for the three months ended March 31, 2025 from $351.4 million for the three months ended March 31, 2024 and a decrease in the average cost of interest-bearing liabilities of 11 basis points, or 3.8%, from 2.79% for the three months ended March 31, 2024 to 2.68% for the three months ended March 31, 2025, primarily due to a decrease in average FHLB advances. Interest expense on deposit accounts increased $42,000, or 2.4%, to $1.8 million for the three months ended March 31, 2025, due to an increase in average interest-bearing deposits of $19.6 million, or 7.2%, from $274.0 million for the three months ended March 31, 2024 to $293.6 million for the three months ended March 31, 2025, partially offset by a decrease in the average interest-bearing deposit cost of 11 basis points, or 4.3%, from 2.56% for the three months ended March 31, 2024 to 2.45% for the three months ended March 31, 2025 with the decrease in average cost being primarily in certificates of deposit and money market accounts.

Interest expense on Federal Home Loan Bank advances decreased $193,000, or 27.7%, to $503,000 for the three months ended March 31, 2025 from $696,000 for the three months ended March 31, 2024. This decrease was due primarily to the decrease in the average balance of Federal Home Loan Bank advances of $26.9 million, or 35.1%, to $49.7 million for the three months ended March 31, 2025 from $76.6 million for the three months ended March 31, 2024. The average yield on advances increased 42 basis points, or 11.6%, from 3.63% for the three months ended March 31, 2024 to 4.05% for the three months ended March 31, 2025 due to paying off advances with significantly lower rates than the weighted average cost of all FHLB borrowings.

Net Interest Income. Net interest income increased $365,000, or 12.3%, to $3.3 million for the three months ended March 31, 2025 from $3.0 million for the three months ended March 31, 2024 due primarily to an increase in net interest margin of 45 basis points, or 16.0%, to 3.24% for the three months ended March 31, 2025 from 2.79% for the three months ended March 31, 2024 partially offset by a decrease in average net interest-earning assets of $6.3 million, or 8.6%, to $67.2 million at March 31, 2025 from $73.6 million at March 31, 2024. The increase in net interest margin was primarily due to balance sheet restructurings, which included the loan sale in 2024, allowing us to place the funds in higher yielding assets and increase the rate of repricing interest-earning assets to better align with the rate of repricing deposits in addition to a more disciplined approach to deposit pricing. The average yield on interest-earning assets increased by 38 basis points, or 7.5% and the average yield on interest bearing liabilities decreased by 11 basis points, or 3.8%.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses increased $390,000, or 140.8%, to $113,000 for the three months ended March 31, 2025 from a reversal of provision for credit losses of $277,000 for the three months ended March 31, 2024, primarily due to a previous decrease in the allowance related to the sale of residential loans being reversed as new loans are originated and added to the portfolio. Many of the loans added are in the commercial portfolio that carry a higher allowance requirement as well. An increase in average loans and leases of $18.1 million from $281.3 million for the three months ended March 31, 2024 to $299.4 million for the three months ended March 31, 2025 also added to the provision required. The allowance for credit losses was 1.09% of total loans at March 31, 2025.

Noninterest Income. Noninterest income increased $4.1 million, or 113.9%, to $462,000 for the three months ended March 31, 2025 from a noninterest loss of $3.6 million for the three months ended March 31, 2024, primarily due to nonrecurring losses in 2024 of $4.1 million related to the loan sale and branch construction. In the three months ended March 31, 2025, there was an increase of $42,000, or 16.2% in other service charges and fees due primarily to a $51,000 increase in loan fees from $14,000 for the three months ended March 31, 2024 to $65,000 for the three months ended March 31, 2025 primarily due to an increase of $8,000 in servicing fees from the servicing retained in the loan sale in 2024 and a $43,000, or 390.9%, increase from loans closed through the wholesale lending program from $11,000 for the three months ended March 31, 2024 to $54,000 for the three months ended March 31, 2025. There was an increase of

$11,000, or 36.7%, in net appreciation of bank-owned life insurance due to a change in carriers in 2024 to increase yield, partially offset by an $89,000 decrease in net income on sales of real estate owned primarily due to a $52,000 net loss in the three months ended March 31, 2025 due to an additional write-down to market value on two bank properties that were purchased originally for expansion then listed for sale in 2024 compared to a $37,000 net gain on the sale of a foreclosed property in 2024.

Noninterest Expense. Noninterest expense decreased $143,000, or 4.7%, to $2.9 million for the three months ended March 31, 2025 from $3.1 million for the three months ended March 31, 2024 primarily due to decreases in occupancy and equipment expenses, salary and employee benefit expenses, technology expenses and director fees.

Occupancy and equipment expenses decreased $38,000, or 13.3%, from $285,000 for the three months ended March 31, 2024 to $247,000 for the three months ended March 31, 2025 primarily due to higher expenses during 2024 related to opening two new branches. Technology expenses decreased $57,000, or 50.0%, due primarily to a contract negotiation with our debit card provider. Director fees decreased $12,000, or 14.5%, due to a reduction in board size. Other expenses decreased $23,000, or 3.7%, primarily due to a decrease of $26,000 in office supply expense and $18,000 in other operating expenses due to having higher expenses during 2024 associated with branch openings, and a $21,000 decrease in legal fees due to higher fees in 2024 associated with executive changes partially offset by increased marketing expenses of $12,000 due primarily to the use of a third-party marketing firm, an increase in FDIC assessment expenses of $14,000 primarily due to an overall increase in the FDIC assessment rate, and a $21,000 increase in training expenses primarily due to employees taking on new roles and responsibilities.

Income Tax Expense. Income tax expense increased by $814,000, or 115.0%, to $106,000 for the three months ended March 31, 2025 from an income tax benefit of $708,000 for the three months ended March 31, 2024, due to the increase in net income before taxes of $4.1 million from a loss of $3.4 million for the three months ended March 31, 2024 to income of $749,000 for the three months ended March 31, 2025. The effective tax rate was 14.15% and 20.87% for the three months ended March 31, 2025 and 2024, respectively. The decrease in the effective tax rate was primarily due to nontaxable income increasing at a faster rate than taxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. The Federal Reserve Bank of Boston provides the Bank with a federal funds line of credit. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Dallas. At March 31, 2025, we had outstanding advances of $49.6 million from the Federal Home Loan Bank of Dallas. At March 31, 2025, we had unused borrowing capacity of $98.7 million with the Federal Home Loan Bank of Dallas. In addition, at March 31, 2025, we had an unused unsecured $10.0 million line of credit and an unused secured $3.0 million line of credit with Texas Independent Bankers Bank and an unused $5.0 million line of credit with First Horizon Bank.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flow for the three months ended March 31, 2025 and 2024 included as part of the consolidated financial statements included in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Broadstreet Bank, and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Broadstreet Bank. The amount of dividends that Broadstreet Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. At March 31, 2025, Texas Community Bancshares, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $7.1 million.

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

We monitor our large depositors and have discussions with them on how to maximize FDIC coverage to the fullest legal extent, which is limited to coverage of $250,000 per insured depositor. At March 31, 2025, there were 204 accounts with balances in excess of the $250,000 FDIC insurance limit totaling $98.2 million, or 29.1% of deposits. The amount that was over $250,000 was $47.2 million, or 14.0%, that was potentially uninsured, including certificates of deposit of $11.3 million and $35.9 million in checking, MMDA and savings accounts.

At March 31, 2025, the weighted average life (WAL) of our securities portfolio is 5.1 years. The gross unrealized losses on the AFS securities was $5.5 million, or 6.9% of the $80.3 million AFS portfolio and 9.7% of capital. Unrealized losses on the HTM securities were $2.2 million, or 10.3 % of the $21.2 million HTM portfolio and 3.8% of capital. The total gross unrealized losses are $7.7 million, or 7.6% of the $101.5 million securities portfolio and 13.5% of capital, which includes $40.5 million, or 39.9%, that are agency issued and guaranteed by the U.S. government. These losses are the result of market interest rate increases and we continue to monitor the portfolio for credit and other risks. The net unrealized loss on AFS securities, and the corresponding other comprehensive loss, was $4.4 million, or 7.7% of capital. Over the next 24 months from March 31, 2025, we expect to realize $43.7 million in cash flow from the securities portfolio with $17.8 million in 2025, $21.5 million in 2026 and $4.4 million in 2027. We should receive $21.3 million of that over the next 12 months. See the Securities section of the management discussion and analysis for more information.

During 2023, the Bank entered into interest rate swap agreements with a total notional amount of $25 million to hedge the risk of changes in the fair value of fixed rate AFS securities for changes in the SOFR benchmark rate. In the first quarter of 2025, the Bank terminated these swap agreements and recognized a gain of $463,000. This gain reduced the unrealized loss on the underlying securities and will be included in income over their remaining life.

Our asset quality remains strong. At March 31, 2025, our allowance for credit losses to loans and leases held for investment was 1.09%. The Company continues to monitor rates and loan demand weekly and align pricing accordingly. Housing supply and demand are monitored for indicators of a significant change in the local housing markets. We are increasing our lending in CRE, other commercial lending and loans to municipalities to more strategically balance our loan portfolio. This was a key component of the loan sale strategy resulting in $27.1 million in residential mortgage loans sold in 2024. At March 31, 2025, we do not have any plans to sell additional loans.

The following are the various liquidity sources we had available at March 31, 2025 that we could use as needed:

●	FHLB borrowing capacity of $98.7 million
●	$18 million in unused credit lines with 2 correspondent banks
●	Federal Reserve discount window
●	Qwickrate CD Program
●	Brokered deposits
●	The ability to sell securities
●	The ability to sell a group of loans in the secondary market on an as needed basis
●	The ability to sell a portion of our BOLI assets

At March 31, 2025, Broadstreet Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category.

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

At March 31, 2025
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$13,354	6.13%
300	13,232	5.16%
200	13,080	3.95%
100	12,881	2.37%
Level	12,583	—
(100)	12,521	(0.49)%
(200)	12,388	(1.55)%
(300)	12,268	(2.50)%
(400)	12,185	(3.16)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 3.95% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 1.55% decrease in net interest income.

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

At March 31, 2025
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$54,949	$(1,422)	(2.52)%	13.82%	107
300	56,117	(254)	(0.45)%	13.76%	101
200	56,916	545	0.97%	13.60%	85
100	57,111	740	1.31%	13.28%	53
Level	56,371	—	—%	12.75%	—
(100)	54,660	(1,711)	(3.04)%	12.02%	(73)
(200)	50,919	(5,452)	(9.67)%	10.88%	(187)
(300)	44,562	(11,809)	(20.95)%	9.25%	(350)
(400)	37,066	(19,305)	(34.25)%	7.50%	(525)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.97% increase in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 9.67% decrease in EVE.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” in Item 2 above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

During the quarter ended March 31, 2025, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2025, we were not involved in any legal proceedings the outcome of which we believe would be material to our consolidated financial condition or results of operations.

Item 1A.  Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On February 27, 2025, the Company announced a third program to repurchase 153,083 shares of the Company’s outstanding common stock, or approximately 5% of the shares then outstanding. The program has no stated expiration date. The Company had previously announced a stock repurchase program on May 16, 2023 to repurchase up to 164,842 shares, or approximately 5% of the shares outstanding and a second repurchase program on November 9, 2023 to repurchase 161,316 shares, or approximately 5% of the shares outstanding. As of March 31, 2025, the Company had repurchased 313,773 shares under the plans.

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended March 31, 2025.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plans
January 1, 2025 - January 31, 2025	21,500	$15.48	21,500	22,385
February 1, 2025 - February 28, 2025	5,000	16.05	5,000	170,468
March 1, 2025 - March 31, 2025	5,000	16.30	5,000	165,468
Total	31,500	$15.70	31,500

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

TEXAS COMMUNITY BANCSHARES, INC.

Date: May 13, 2025	/s/ Jason Sobel
Jason Sobel
President and Chief Executive Officer

Date: May 13, 2025	/s/ Julie Sharff
Julie Sharff, CPA
Chief Financial Officer