Form 10-Q
period 2025-06-30
Texas Community Bancshares, Inc.
filed 2025-08-07
CIK 1849466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 2,966,743 shares, par value $0.01 per share, of the Registrant’s common stock outstanding as of August 5, 2025.

Texas Community Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

June 30, 2025 and December 31, 2024

(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Cash and due from banks	$4,917	$4,015
Federal funds sold	6,378	9,275
Cash and cash equivalents	11,295	13,290
Interest bearing deposits in banks	17,311	9,720
Securities available for sale	73,188	75,189
Securities held to maturity (fair values of $18,313 at June 30, 2025 and $19,531 at December 31, 2024)	20,294	22,096
Loans receivable, net of allowance for credit losses of $3,227 at June 30, 2025 and $3,222 at December 31, 2024	292,916	292,416
Net investment in direct financing leases	1,105	1,292
Accrued interest receivable	1,933	1,919
Premises and equipment, net	11,511	11,526
Bank-owned life insurance	6,453	6,370
Other real estate owned	428	480
Restricted investments carried at cost	3,344	4,252
Core deposit intangible	66	132
Deferred income taxes	2,289	2,688
Financial derivative	—	419
Other assets	1,949	1,668
	$444,082	$443,457
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$49,130	$41,466
Interest bearing	290,050	294,362
Total deposits	339,180	335,828
Advances from Federal Home Loan Bank (FHLB)	49,236	49,878
Accrued expenses and other liabilities	2,797	5,643
Total liabilities	391,213	391,349
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,366,516 issued and 2,999,743 outstanding at June 30, 2025 and 3,370,425 issued and 3,088,152 outstanding at December 31, 2024	34	34
Additional paid in capital	32,839	32,493
Retained earnings	31,242	30,163
Accumulated other comprehensive loss	(4,158)	(4,766)
Unearned Employee Stock Ownership Program (ESOP) shares, at cost	(1,970)	(2,039)
Treasury stock, at cost (366,773 shares at June 30, 2025 and 282,273 shares at December 31, 2024)	(5,118)	(3,777)
Total shareholders' equity	52,869	52,108
	$444,082	$443,457

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2025 and 2024

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Interest Income
Loans, including fees	$4,271	$3,801	$8,671	$7,510
Debt securities
Taxable	945	1,204	1,929	2,374
Non taxable	47	36	91	82
Dividends on restricted investments	44	54	94	109
Federal funds sold	55	239	117	306
Deposits with banks	112	222	216	478
Financial derivative	—	125	(10)	240
Total interest income	5,474	5,681	11,108	11,099
Interest Expense
Deposits	1,797	1,813	3,596	3,570
Advances from FHLB	501	683	1,004	1,379
Other	2	2	6	4
Total interest expense	2,300	2,498	4,606	4,953
Net Interest Income	3,174	3,183	6,502	6,146
Provision (Credit) for Credit Losses - loans	(37)	163	26	(88)
Provision (Credit) for Credit Losses - off-balance sheet credit exposures	(5)	(39)	45	(65)
Provision (Credit) for Credit Losses	(42)	124	71	(153)
Net Interest Income After Provision (Credit) for Credit Losses	3,216	3,059	6,431	6,299
Noninterest Income
Service charges on deposit accounts	178	167	343	335
Other service charges and fees	284	356	586	616
Net loss on sale of loans	—	(69)	—	(3,850)
Net loss on sale of other real estate owned	(2)	(78)	(54)	(41)
Net loss on sale of premises and equipment	—	—	—	(283)
Net appreciation on bank-owned life insurance	42	13	83	43
Gain on equity investment	73	—	73	—
Other income	4	4	10	11
Total noninterest income (loss)	579	393	1,041	(3,169)
Noninterest Expenses
Salaries and employee benefits	1,569	1,644	3,223	3,309
Occupancy and equipment expense	266	273	513	558
Data processing	244	233	478	474
Technology expense	76	189	133	303
Contract services	63	72	130	134
Director fees	71	79	142	162
Other expense	684	564	1,282	1,185
Total noninterest expense	2,973	3,054	5,901	6,125
Income (Loss) Before Income Taxes	822	398	1,571	(2,995)
Income Tax Expense (Benefit)	144	50	250	(658)
Net Income (Loss)	$678	$348	$1,321	$(2,337)
Earnings (Loss) per share - basic	$0.24	$0.12	$0.46	$(0.79)
Earnings (Loss) per share - diluted	$0.23	$0.12	$0.45	$(0.78)
Weighted-average shares outstanding - basic	2,828,769	2,962,136	2,846,246	2,967,570
Weighted-average shares outstanding - diluted	2,922,938	3,007,309	2,940,847	3,012,493

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three and Six Months Ended June 30, 2025 and 2024

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Income (Loss)	$678	$348	$1,321	$(2,337)

Other items of comprehensive income (loss)
Debt Securities
Net changes in fair value of available for sale securities, before tax	270	311	1,188	398
Net changes in fair value of available for sale securities hedged, before tax	—	75	(417)	516
Total other items of comprehensive income, before tax	270	386	771	914

Income tax expense related to other items of comprehensive income	(57)	(80)	(163)	(191)
Total other items of comprehensive income, after tax	213	306	608	723

Comprehensive Income (Loss)	$891	$654	$1,929	$(1,614)

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
Three Months Ended June 30, 2025 and 2024	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance at April 1, 2025	$—	$34	$32,687	$30,683	$(4,371)	$(2,006)	$(4,272)	$52,755
Net income	—	—	—	678	—	—	—	678
Stock based compensation expense	—	—	130	—	—	—	—	130
Other comprehensive income, net of tax	—	—	—	—	213	—	—	213
Cash dividend declared ($0.04 per share)	—	—	—	(119)	—	—	—	(119)
ESOP shares committed to be released, 3,628 shares	—	—	22	—	—	36	—	58
Treasury stock purchased, 53,000 shares	—	—	—	—	—	—	(846)	(846)
Balance at June 30, 2025	$—	$34	$32,839	$31,242	$(4,158)	$(1,970)	$(5,118)	$52,869

Balance at April 1, 2024	$—	$34	$31,970	$29,159	$(5,175)	$(2,164)	$(2,353)	$51,471
Net income	—	—	—	348	—	—	—	348
Stock based compensation expense	—	—	160	—	—	—	—	160
Other comprehensive income, net of tax	—	—	—	—	306	—	—	306
Cash dividend declared ($0.04 per share)	—	—	—	(127)	—	—	—	(127)
ESOP shares committed to be released, 3,277 shares	—	—	15	—	—	32	—	47
Treasury stock purchased, 29,600 shares	—	—	—	—	—	—	(430)	(430)
Balance at June 30, 2024	$—	$34	$32,145	$29,380	$(4,869)	$(2,132)	$(2,783)	$51,775

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
Six Months Ended June 30, 2025 and 2024	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance at January 1, 2025	$—	$34	$32,493	$30,163	$(4,766)	$(2,039)	$(3,777)	$52,108
Net income	—	—	—	1,321	—	—	—	1,321
Stock based compensation expense	—	—	305	—	—	—	—	305
Other comprehensive income, net of tax	—	—	—	—	608	—	—	608
Cash dividend declared ($0.04 per share)	—	—	—	(242)	—	—	—	(242)
ESOP shares committed to be released, 6,905 shares	—	—	41	—	—	69	—	110
Treasury stock purchased, 84,500 shares	—	—	—	—	—	—	(1,341)	(1,341)
Balance at June 30, 2025	$—	$34	$32,839	$31,242	$(4,158)	$(1,970)	$(5,118)	$52,869

Balance at January 1, 2024	$—	$34	$31,671	$31,972	$(5,592)	$(2,197)	$(2,199)	$53,689
Net loss	—	—	—	(2,337)	—	—	—	(2,337)
Stock based compensation expense	—	—	446	—	—	—	—	446
Other comprehensive income, net of tax	—	—	—	—	723	—	—	723
Cash dividend declared ($0.04 per share)	—	—	—	(255)	—	—	—	(255)
ESOP shares committed to be released, 6,554 shares	—	—	28	—	—	65	—	93
Treasury stock purchased, 40,600 shares	—	—	—	—	—	—	(584)	(584)
Balance at June 30, 2024	$—	$34	$32,145	$29,380	$(4,869)	$(2,132)	$(2,783)	$51,775

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share and per share data)

	Six Months Ended
	June 30,
	2025	2024
Operating Activities
Net income (loss)	$1,321	$(2,337)
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision (credit) for credit losses - loans	26	(88)
Provision (credit) for credit losses - off-balance sheet credit exposures	45	(65)
Net (accretion) amortization of securities	(23)	5
Depreciation and amortization	294	284
Net unrealized gain on discontinued financial derivative	463	—
Stock dividends on restricted investments	(89)	(105)
Net increase on restricted investments	(46)	—
Loss on sale of loans	—	3,850
Loss on disposal of fixed assets	—	283
Appreciation on bank-owned life insurance	(83)	(43)
ESOP compensation expense for allocated shares	110	93
Loss (Gain) on sale other real estate owned	2	(37)
Write-down of other real estate owned	52	78
Stock-based compensation	305	446
Deferred income tax expense (benefit)	238	(663)
Loss on fair value adjustment of fair value hedges	10	1
Net change in
Accrued interest receivable	(14)	(11)
Other assets	(281)	(449)
Accrued expenses and other liabilities	(2,856)	(197)
Net Cash (used for) from Operating Activities	(526)	1,045
Investing Activities
Net change in interest bearing deposits in banks	(7,591)	4,540
Activity in available for sale securities
Purchases	(4,232)	(3,474)
Maturities, prepayments and calls	7,028	7,703
Activity in held to maturity securities
Maturities, prepayments and calls	1,755	2,109
Redemptions of restricted investments	1,096	—
Purchases of restricted investments	(53)	(92)
Loan originations and principal collections, net	(593)	(13,966)
Net decrease (increase) in net investment in direct financing leases	187	(1,304)
Proceeds from sale of loans, originally classified as loans held for investment	—	22,971
Proceeds from sales of other real estate owned	20	49
Additions of premises and equipment	(213)	(1,181)
Net Cash used for Investing Activities	(2,596)	17,355
Financing Activities
Net increase in deposits	3,352	7,342
Payments on FHLB and other borrowings	(642)	(5,684)
Cash dividends declared and paid	(242)	(255)
Purchases of treasury stock	(1,341)	(584)
Net Cash from Financing Activities	1,127	819
Net Change in Cash and Cash Equivalents	(1,995)	19,219
Cash and Cash Equivalents at Beginning of Period	13,290	13,060
Cash and Cash Equivalents at End of Period	$11,295	$32,279

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Note 1 -    Summary of Significant Accounting Policies

General

Texas Community Bancshares, Inc. (the “Company”), a Maryland corporation and registered bank holding company, was incorporated on March 5, 2021. The Company became the bank holding company for Broadstreet Bank, SSB (the “Bank”), formerly known as Mineola Community Bank, SSB prior to December 4, 2023, as part of the Bank’s mutual to stock conversion completed on July 14, 2021. The Company’s shares trade on the NASDAQ under the symbol TCBS. Voting rights in the Company are held and exercised exclusively by the shareholders of the Company.

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

Policies and practices which materially affect the determination of financial position, results of operations and cash flows are summarized as follows:

Interim Financial Statements

The interim unaudited consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be achieved for the year ending December 31, 2025, or any other period. Certain prior period data presented in the consolidated financial statements has been revised to conform with the current period presentation. The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited consolidated financial statements, and notes, contained in the Company’s Form 10-K for the year ended December 31, 2024. Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2024.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include the Bank and its wholly-owned subsidiary, Mineola Financial Service Corporation, which is inactive. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Note 2 – Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the period, including allocated and committed to be released ESOP shares and restricted stock awards granted during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Income (Loss)	$678	$348	$1,321	$(2,337)

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	3,029,265	3,178,502	3,048,375	3,187,814
Less: average unearned ESOP shares	(200,496)	(216,366)	(202,129)	(220,244)
Weighted average shares outstanding for basic earnings per share	2,828,769	2,962,136	2,846,246	2,967,570

Additional dilutive shares	94,169	45,173	94,601	44,923

Weighted average shares outstanding for dilutive earnings per share	2,922,938	3,007,309	2,940,847	3,012,493

Basic earnings (loss) per share	$0.24	$0.12	$0.46	$(0.79)

Dilutive earnings (loss) per share	$0.23	$0.12	$0.45	$(0.78)

Nonvested restricted stock awards for 21,493 and 71,401 shares of common stock were not considered in computing diluted earnings per share for 2025 and 2024, respectively, because they were antidilutive. Stock options for 145,099 and 225,430 shares of common stock were not considered in computing diluted earnings per share for 2025 and 2024, because they were nonvested. Stock options for 35,838 and 46,258 shares of common stock have vested, however, were not considered in computing diluted earnings per share for 2025 and 2024, because they were antidilutive.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Note 3 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$9,496	$—	$(863)	$8,633
Collateralized mortgage obligations	45,755	21	(1,771)	44,005
State and municipal	14,840	8	(1,543)	13,305
Corporate bonds	8,360	26	(1,141)	7,245
Total securities available for sale	$78,451	$55	$(5,318)	$73,188

Held to Maturity
Debt Securities:
Residential mortgage-backed	$17,574	$—	$(1,919)	$15,655
State and municipal	1,565	—	(63)	1,502
U.S. Government and agency	1,155	1	—	1,156
Total securities held to maturity	$20,294	$1	$(1,982)	$18,313

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$10,356	$—	$(1,205)	$9,151
Collateralized mortgage obligations	48,808	21	(2,261)	46,568
State and municipal	15,124	—	(1,847)	13,277
Corporate bonds	7,352	—	(1,159)	6,193
Total securities available for sale	$81,640	$21	$(6,472)	$75,189

Held to Maturity
Debt Securities:
Residential mortgage-backed	$19,090	$—	$(2,521)	$16,569
State and municipal	1,567	—	(45)	1,522
U.S. Government and agency	1,439	1	—	1,440
Total securities held to maturity	$22,096	$1	$(2,566)	$19,531

During the three and six months ended June 30, 2025 and 2024, the Company had no sales of available for sale securities or held to maturity securities.

At June 30, 2025 and December 31, 2024, securities with a fair value of $18,069 and $17,862, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2025, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$365	$365
Due from one to five years	4,160	4,019	135	127
Due in five to ten years	12,754	11,571	1,155	1,156
After ten years	6,286	4,960	1,065	1,010
Residential mortgage-backed	9,496	8,633	17,574	15,655
Collateralized mortgage obligations	45,755	44,005	—	—
Total	$78,451	$73,188	$20,294	$18,313

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2025
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (1,83)	$428	$(9)	$23,860	$(2,773)
Collateralized mortgage obligations (8,16)	16,601	(210)	21,710	(1,561)
State and municipal (1,16)	365	—	13,507	(1,606)
Corporate bonds (1,13)	993	(8)	5,367	(1,133)
Total	$18,387	$(227)	$64,444	$(7,073)

	December 31, 2024
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (1,83)	$434	$(20)	$25,287	$(3,706)
Collateralized mortgage obligations (8,15)	15,185	(224)	22,316	(2,037)
State and municipal (1,17)	309	(1)	14,126	(1,891)
Corporate bonds (2,12)	1,581	(20)	4,611	(1,139)
Total	$17,509	$(265)	$66,340	$(8,773)

At June 30, 2025 and December 31, 2024, the Company had investment securities with approximately $7,073 and $8,773, respectively, in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the unrealized losses was primarily the change in market interest rates and not the issuers’ financial condition or downgrades by rating agencies. The Company has the ability and intent to hold such securities until maturity.

The Company monitors credit quality of debt securities held-to-maturity through the use of nationally recognized

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

credit ratings. The Company monitors credit ratings on a continual basis. The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$17,574	$1,430	$1,155
Baa1	—	135	—
	$17,574	$1,565	$1,155

	December 31, 2024
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$19,090	$1,433	$1,439
Baa1	—	134	—
	$19,090	$1,567	$1,439

As of June 30, 2025 and December 31, 2024, there were no securities held to maturity on nonaccrual status or past due status.

Mortgage-backed Securities and Collateralized Mortgage Obligations

The unrealized losses on the Company’s investments in mortgage-backed securities and collateralized mortgage obligations were caused by market interest rate increases and changes in prepayment speeds. The Company purchased these investments at a premium or discount relative to its face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and prepayment speeds and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity. The unrealized losses on the Company’s investment in mortgage-backed securities have not been recognized into income and no allowance for credit losses was established at June 30, 2025 or December 31, 2024.

U.S. Government and Agency Securities

The unrealized losses on the Company’s investments in U.S. government and agency securities have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be at maturity. The decline in fair value is largely due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at June 30, 2025 and December 31, 2024.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Municipal Securities and Corporate Bonds

The unrealized losses on the Company’s investments in state and municipal securities and corporate bonds have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be at maturity. The decline in fair value is largely due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at June 30, 2025 and December 31, 2024.

Note 4 -   Loans and Allowance for Credit Losses

A summary of the balances of loans and leases follows:

	June 30,	December 31,
	2025	2024
Real estate
Construction and land	$53,995	$54,136
Farmland	9,803	9,540
1-4 Residential and multi-family	152,807	156,068
Commercial Real Estate	57,535	56,068
Total real estate	274,140	275,812
Agriculture	74	55
Commercial	5,379	6,315
Municipalities	13,188	9,253
Consumer and other	4,467	5,495
Subtotal	297,248	296,930
Less: allowance for credit losses	(3,227)	(3,222)
Loans and leases, net	$294,021	$293,708

Direct financing leases of $1,105 and $1,292 are included in consumer and other loans at June 30, 2025 and December 31, 2024, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The following tables set forth information regarding the activity in the allowance for credit losses for the three and six months ended June30, 2025 and June 30, 2024:

	June 30, 2025
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Three months ended
Beginning balance, April 1, 2025	$661	$77	$1,376	$619	$1	$359	$93	$87	$3,273
Provision (credit) for credit losses	(108)	—	60	19	—	(3)	(1)	(4)	(37)
Loans charged-off	—	—	—	—	—	—	—	(11)	(11)
Recoveries	—	—	—	—	—	—	—	2	2
Balance, June 30, 2025	$553	$77	$1,436	$638	$1	$356	$92	$74	$3,227
Six months ended
Balance, January 1, 2025	$632	$74	$1,355	$605	$1	$375	$83	$97	$3,222
Provision (credit) for credit losses	(79)	3	84	33	—	(19)	9	(5)	26
Loans charged-off	—	—	(3)	—	—	—	—	(21)	(24)
Recoveries	—	—	—	—	—	—	—	3	3
Balance, June 30, 2025	$553	$77	$1,436	$638	$1	$356	$92	$74	$3,227

	June 30, 2024
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Three months ended
Beginning balance, April 1, 2024	$369	$57	$1,385	$451	$1	$441	$34	$85	$2,823
Provision for credit losses	62	(2)	13	1	—	7	35	47	163
Loans charged-off	—	—	—	—	—	—	—	(30)	(30)
Recoveries	—	—	—	—	—	—	—	19	19
Balance, June 30, 2024	$431	$55	$1,398	$452	$1	$448	$69	$121	$2,975
Six months ended
Balance, January 1, 2024	$378	$66	$1,621	$482	$2	$441	$18	$88	$3,096
Provision for credit losses	53	(11)	(223)	(30)	(1)	7	51	66	(88)
Loans charged-off	—	—	—	—	—	—	—	(69)	(69)
Recoveries	—	—	—	—	—	—	—	36	36
Balance, June 30, 2024	$431	$55	$1,398	$452	$1	$448	$69	$121	$2,975

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$9,301	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	249	—	—
Commercial real estate	46	—	—
Agriculture	—	—	—
Commercial	20	1,030	15
Municipalities	—	—	—
Consumer and other	—	—	—
Total	$9,616	$1,030	$15

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

	December 31, 2024
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$301	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	610	—	—
Commercial real estate	51	—	—
Agriculture	—	—	—
Commercial	23	1,140	—
Municipalities	—	—	—
Consumer and other	—	—	—
Total	$985	$1,140	$—

The Company did not recognize any interest income on nonaccrual loans during the three and six months ended June 30, 2025 or June 30, 2024.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
Construction and land	$9,301	$—	$—
1-4 Residential & multi-family	378	—	—
Commercial real estate	46	—	—
Commercial	—	271	779
Total	$9,725	$271	$779

	December 31, 2024
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
Construction and land	301	—	—
1-4 Residential & multi-family	$745	$—	$—
Commercial real estate	51	—	—
Commercial	—	297	866
Total	$1,097	$297	$866

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The Company had $10,775 and $2,260 in collateral-dependent loans at June 30, 2025 and December 31, 2024, respectively.

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

Three and Six months ended June 30, 2025 and 2024

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes in methodology were made during the six months ended June 30, 2025.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Based on the most recent analysis performed, the risk category of loans by class of loans and gross chargeoffs as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Construction and land
Risk rating
Pass	$10,890	$20,650	$9,363	$1,692	$602	$1,497	$44,694
Special mention	—	—	—	—	—	—	—
Substandard	—	2,800	6,200	—	301	—	9,301
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$10,890	$23,450	$15,563	$1,692	$903	$1,497	$53,995
Farmland
Risk rating
Pass	$762	$3,025	$1,680	$1,632	$275	$2,429	$9,803
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$762	$3,025	$1,680	$1,632	$275	$2,429	$9,803
1-4 Residential & multi-family
Risk rating
Pass	$7,228	$12,651	$28,835	$17,888	$27,403	$55,811	$149,816
Special mention	—	—	218	—	246	368	832
Substandard	—	—	1,411	—	—	748	2,159
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$7,228	$12,651	$30,464	$17,888	$27,649	$56,927	$152,807
Current period gross charge-offs	$—	$—	$3	$—	$—	$—	$3
Commercial real estate
Risk rating
Pass	$3,137	$14,839	$13,290	$5,044	$6,951	$13,550	$56,811
Special mention	—	—	—	—	—	678	678
Substandard	—	—	—	—	—	46	46
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$3,137	$14,839	$13,290	$5,044	$6,951	$14,274	$57,535
Agriculture
Risk rating
Pass	$32	$—	$32	$—	$10	$—	$74
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$32	$—	$32	$—	$10	$—	$74
Commercial
Risk rating
Pass	$903	$2,287	$592	$275	$39	$212	$4,308
Special mention	—	5	—	—	—	—	5
Substandard	—	35	—	—	760	271	1,066
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$903	$2,327	$592	$275	$799	$483	$5,379
Municipalities
Risk rating
Pass	$4,079	$8,264	$845	$—	$—	$—	$13,188
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$4,079	$8,264	$845	$—	$—	$—	$13,188
Consumer and other
Risk rating
Pass	$869	$2,267	$535	$235	$557	$2	$4,465
Special mention	—	1	1	—	—	—	2
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$869	$2,268	$536	$235	$557	$2	$4,467
Current period gross charge-offs	$21	$—	$—	$—	$—	$—	$21

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six months ended June 30, 2025 and 2024

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

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan. The following is an aging analysis for loans as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$—	$—	$9,301	$9,301	$44,694	$53,995
Farmland	—	220	—	220	9,583	9,803
1‑4 Residential & multi-family	1,410	—	—	1,410	151,397	152,807
Commercial real estate	—	—	—	—	57,535	57,535
Agriculture	—	—	—	—	74	74
Commercial	43	2	15	60	5,319	5,379
Municipalities	—	—	—	—	13,188	13,188
Consumer and other	29	—	—	29	4,438	4,467
Total	$1,482	$222	$9,316	$11,020	$286,228	$297,248

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$—	$—	$301	$301	$53,835	$54,136
Farmland	—	—	—	—	9,540	9,540
1‑4 Residential & multi-family	260	8	25	293	155,775	156,068
Commercial real estate	301	—	—	301	55,767	56,068
Agriculture	—	—	—	—	55	55
Commercial	2	—	—	2	6,313	6,315
Municipalities	—	—	—	—	9,253	9,253
Consumer and other	2	—	—	2	5,493	5,495
Total	$565	$8	$326	$899	$296,031	$296,930

All interest accrued but not collected for loans that are placed on nonaccrual status or are charged‐off is reversed against interest income. The interest on these loans is accounted for on the cash‐basis or cost‐recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the three and six months ended June 30, 2025 and 2024.

The following table presents interest income recognized on loans that are collateral-dependent and individually reviewed for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Real estate
1-4 Residential & multi-family	$—	$1	$—	$3
Commercial	—	5	—	5
	$—	$6	$—	$8

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

During the three and six months ended June 30, 2025 and 2024, there were no modifications of loans to borrowers in financial difficulty.

There have been no modifications to borrowers with financial difficulty in the three and six months ended June30, 2025 and 2024, that subsequently defaulted. The Company has no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

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

At June 30, 2025 and December 31, 2024, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2025	December 31, 2024
Commitments to extend credit	$32,093	$17,954

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

The Bank is party to an agreement with the Federal Reserve Bank of Boston that provides the Bank with a federal funds line of credit in an amount tied to securities on deposit with that bank. The Bank pays no fees for this line of credit and has not drawn upon it. The Bank is party to agreements with its correspondent banks that provide the Bank with unsecured lines for up to $8,000 federal funds lines of credit to support overnight funding needs. The Bank pays no fees for these lines of credit and has not drawn upon them. One line renews annually and the other line is in effect until either party changes the terms of the agreement.

At June 30, 2025, the Company had no commitments to purchase securities.

The Company has no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated financial statements.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Note 6 -   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Six Months Ended
	June 30,
	2025	2024
Supplemental cash flow information:
Cash paid for
Interest on deposits	$3,685	$3,571
Interest on FHLB advances	1,005	1,390
Other interest	6	4
Income taxes	13	—
Non-cash activities
Transfer on loans receivable to loans held for sale	$—	26,821
Loan originations to facilitate the sale of other real estate owned	—	150
Loans transferred to other real estate owned	22	—
Premises and equipment transferred to other real estate owned	—	558
Lease liabilities arising from obtaining right-of-use assets	290	—

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

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At June 30, 2025 and December 31, 2024, the Bank’s CBLR ratio was 11.32% and 10.84%, respectively, which exceeded all regulatory capital requirements under the CBLR framework, and the Bank was considered to be “well-capitalized.”

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

Three and Six months ended June 30, 2025 and 2024

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

A description of the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

valuation techniques during either the three and six months ended June 30, 2025 or the year ended December 31, 2024.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed or third-party models that primarily use, as inputs, observable market- based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same or similar factors above.

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$8,633	$—	$8,633
Collateralized mortgage obligations	—	44,005	—	44,005
State and municipal	—	13,305	—	13,305
Corporate bonds	—	7,245	—	7,245
Total financial assets	$—	$73,188	$—	$73,188

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$9,151	$—	$9,151
Collateralized mortgage obligations	—	46,568	—	46,568
State and municipal	—	13,277	—	13,277
Corporate bonds	—	6,193	—	6,193
Derivative instruments	—	419	—	419
Total financial assets	$—	$75,608	$—	$75,608

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

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$751	$751
Nonfinancial assets
Other real estate owned	—	—	428	428
	$—	$—	$1,179	$1,179

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$861	$861
Nonfinancial assets
Other real estate owned	—	—	480	480
	$—	$—	$1,341	$1,341

During the three and six months ended June 30, 2025 and 2024, certain collateral-dependent loans were remeasured and reported at fair value through a specific allocation of the allowance for credit losses based upon the fair value of the underlying collateral. At June 30, 2025, collateral-dependent loans with a carrying value of $1,030 were reduced by specific valuation allowance allocations totaling $279 to a reported fair value of $751. At December 31, 2024, collateral dependent loans with a carrying value of $1,140 were reduced by specific valuation allowance allocations totaling $279 to a reported fair value of $861. The fair value of collateral dependent loans is determined based on collateral valuations utilizing Level 3 valuation inputs. There was a charge of $3 to the provision for credit losses for the six months ended June 30, 2025. There was a charge to the provision for credit losses of $16 as a result of valuation allowances moving from the general reserve to the specific reserve for the six months ended June 30, 2024.

At June 30, 2025, the Company had other real estate owned consisting of two bank properties that were purchased for future expansion and that have been listed for sale. During the six months ended June 30, 2025, the Company had a $52 write-down of other real estate owned and sold other real estate owned at a loss of $2. During the six months ended June 30, 2024, the Company had a $78 write-down of other real estate owned and sold other real estate owned at a gain of $37. At December 31, 2024, the Company had other real estate owned consisting of two bank properties that were purchased for future expansion that have been listed for sale.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	June 30, 2025	Technique	Inputs	Values
Collateral-dependent loans	$751	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Other real estate owned	$428	Appraisal of collateral (1)	Appraisal adjustment	10-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2024	Technique	Inputs	Values
Collateral-dependent loans	$861	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Other real estate owned	$480	Appraisal of collateral (1)	Appraisal adjustment	10-25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2025
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$11,295	$—	$—	$11,295	$11,295
Interest bearing deposits in banks	17,311	—	—	17,311	17,311
Securities held to maturity	—	18,313	—	18,313	20,294
Loans, net	—	—	280,963	280,963	292,916
Net investment in direct financing leases	—	—	1,105	1,105	1,105
Accrued interest receivable	1,933	—	—	1,933	1,933
Restricted investments carried at cost	—	3,344	—	3,344	3,344
Mortgage servicing rights	—	—	225	225	225
Financial liabilities
Deposits	—	—	308,835	308,835	339,180
FHLB advances	—	—	49,548	49,548	49,236
Accrued interest payable	669	—	—	669	669

	December 31, 2024
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$13,290	$—	$—	$13,290	$13,290
Interest bearing deposits in banks	9,720	—	—	9,720	9,720
Securities held to maturity	—	19,531	—	19,531	22,096
Loans, net	—	—	276,028	276,028	292,416
Net investment in direct financing leases	—	—	1,292	1,292	1,292
Accrued interest receivable	1,919	—	—	1,919	1,919
Restricted investments carried at cost	—	4,252	—	4,252	4,252
Mortgage servicing rights	—	—	230	230	230
Financial liabilities
Deposits	—	—	302,400	302,400	335,828
FHLB advances	—	—	49,911	49,911	49,878
Accrued interest payable	759	—	—	759	759

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

Three and Six months ended June 30, 2025 and 2024

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $58 and $110 for the three and six months ended June 30, 2025 and $47 and $93 for the three and six months ended June 30, 2024.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six months ended June 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

A summary of the ESOP shares as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Shares allocated to participants	56,768	56,768
Shares committed to be released to participants	6,905	—
Shares distributed to terminated participants	(10,466)	(5,151)
Unreleased shares	196,948	203,853
Total	250,155	255,470
Fair value of unreleased shares	$3,161	$3,109

Note 10 – Subsequent Events

On August 5, 2025, the Company foreclosed on a property that had been placed on nonaccrual status during the three months ended June 30, 2025. The loan’s principal balance approximates $6.2 million. Based on current information, we do not expect to incur a loss. A new appraisal has been ordered, and the property will be reclassified as other real estate owned.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Texas Community Bancshares, Inc.’s (the “Company”) consolidated financial condition at June 30, 2025 and consolidated results of operations for the three and six months ended June 30, 2025 and 2024. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements, and notes, contained in the Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to control costs and manage liquidity;
●	our ability to maintain our deposit base cost-effectively and access cost-effective funding;
●	general economic conditions, either nationally or in our market areas, which are worse than expected;
●	changes in yields on our assets resulting from changes in market interest rates;
●	fluctuation in the demand for construction loans in our market area;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	risks related to a high concentration of loans secured by 1-4 family real estate located in our market area;
●	risks related to higher levels of commercial real estate and development loans;
●	our ability to control costs when hiring employees in a competitive labor market and rural area;
●	our ability to control cost and expenses, particularly those associated with operating a publicly traded company;
●	fluctuations in real estate values and market conditions in both residential and commercial real estate;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;

●	competition among depository and other financial institutions and brokers;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of our investment securities and other financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in tax laws;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or strategic plan implementation;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

For additional information regarding the allowance for credit losses, see notes 1 and 4 of the notes to the accompanying consolidated financial statements.

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

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total Assets. Total assets were $444.1 million at June 30, 2025, an increase of $625,000, or 0.1%, from $443.5 million at December 31, 2024. The increase was due primarily to an increase of $313,000 in net loans and leases and an increase of $7.6 million in interest bearing deposits in banks partially offset by a decrease of $2.0 million in cash and cash equivalents and a decrease in securities of $3.8 million, or 3.9%, to $93.5 million at June 30, 2025 from $97.3 million at December 31, 2024, a decrease in restricted investments carried at cost of $908,000, or 21.4%, to $3.3 million at June 30, 2025 and a decrease in foreclosed assets of $52,000, or 10.8%, to $428,000 at June 30, 2025 from $480,000 at December 31, 2024.

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.0 million, or 15.0%, to $11.3 million (which includes fed funds sold of $6.4 million) at June 30, 2025 from $13.3 million (which includes fed funds sold of $9.3 million) at December 31, 2024. This decrease was primarily the result of $1.3 million in Company stock being repurchased, cash dividends paid to shareholders of $242,000 and an increase in net loans and leases of $313,000.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks increased $7.6 million, or 78.4%, to $17.3 million at June 30, 2025, compared to $9.7 million at December 31, 2024. The increase was primarily the result of a decrease in securities of $3.8 million and an increase in deposits of $3.4 million.

Securities Available for Sale. Securities available for sale decreased by $2.0 million, or 2.7%, to $73.2 million at June 30, 2025 from $75.2 million at December 31, 2024. During the six months ended June 30, 2025, there were purchases of securities of $4.2 million offset by paydowns of $7.0 million. Accumulated other comprehensive loss decreased by $608,000, or 12.8%, to $4.2 million, net of tax, from $4.8 million, net of tax, due primarily to changes in market interest rates and the termination of a derivative instrument. Gross unrealized losses on the AFS portfolio consisting of 78 securities decreased from $6.5 million, or 7.9% of the portfolio’s amortized cost of $81.6 million at December 31, 2024, to $5.3 million, or 6.7%, of the amortized cost of $78.5 million at June 30, 2025. These unrealized losses are due to increases in market interest rates. At June 30, 2025, the AFS portfolio was comprised of 11.8% residential mortgage backed securities, 60.1% collateralized mortgage obligations, 18.2% state and municipal securities and 9.9% corporate bonds.

Securities Held to Maturity. Securities held to maturity decreased by $1.8 million, or 8.1%, to $20.3 million at June 30, 2025 from $22.1 million at December 31, 2024. This decrease is due to paydowns of $1.8 million. The HTM portfolio had 69 securities with gross unrealized losses of $2.0 million, or 9.8%, of the amortized cost of $20.3 million at June 30, 2025 compared to $2.6 million, or 11.6%, of the amortized cost of $22.1 million at December 31, 2024. These unrealized losses are due to increases in market interest rates. At June 30, 2025, the HTM portfolio was comprised of 86.6% residential mortgage backed securities, 7.7% state and municipal securities and 5.7% U.S government and agency bonds.

Loans and Leases Receivable, Net. Net loans and leases receivable increased $313,000, or 0.1%, to $294.0 million at June 30, 2025 from $293.7 million at December 31, 2024. The increase in loans was primarily due to $33.7 million in loan originations and $2.8 million in loans repurchased from the 2024 loan sale partially offset by payoffs and contractual repayments.

The loan and lease portfolio totaled $297.2 million and was comprised of $274.1 million, or 92.2%, real estate loans, $5.4 million, or 1.8%, commercial and industrial loans, $13.2 million, or 4.4%, municipal loans and $4.5 million, or 1.5%, consumer loans and other loans. Real estate loans include $141.8 million, or 51.8%, 1-4 family residential loans, $11.0 million, or 4.0%, multi-family loans, $57.5 million, or 21.0%, commercial real estate (CRE) loans, $17.1 million, or 6.2%, 1-4 family construction loans, $36.9 million, or 13.5%, other construction and development loans and $9.8 million, or 3.6%, farmland loans. Total loans include interim construction loans of $31.1 million, or 76.1%, of the completed project balance of $40.9 million which includes $15.4 million in single-family residence loans, including $5.6 million in speculative construction loans to builders, $1.7 million in subdivision construction, $12.0 million in multi-family construction loans and $11.8 million in CRE loans. The total construction loan portfolio consisted of 52 loans with completed project balances of $40.9 million at June 30, 2025 compared to 55 loans totaling $42.5 million at December 31, 2024.

At June 30, 2025, commercial real estate loans consisted of $24.8 million owner occupied and $32.7 million non-owner occupied real estate. At June 30, 2025, commercial real estate loans primarily include loans collateralized by self-storage facilities ($16.1 million), gas stations with convenience stores ($10.4 million), commercial rental properties ($7.5 million), churches ($4.5 million), rural water district assets ($3.8 million), restaurants ($3.0 million), and metal building manufacturer assets ($2.0 million). The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. Generally, we require the debt service coverage ratio to be at least 1.2x. The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of commercial real estate borrowers. We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial conditions of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property, debt service capabilities, global cash flows of the borrower and other guarantors, and the borrower’s payment history with us and other financial institutions.

Deposits. Deposits increased $3.4 million, or 1.0%, to $339.2 million at June 30, 2025 from $335.8 million at December 31, 2024. Core deposits (defined as all deposits other than certificates of deposit) decreased $6.0 million, or 2.9%, to $199.9 million at June 30, 2025 from $205.9 million at December 31, 2024. Certificates of deposit increased $9.4 million, or 7.2%, to $139.3 million at June 30, 2025 from $129.9 million at December 31, 2024. At June 30, 2025, there were $22.0 million in brokered deposits and $1.4 million in listed deposits. The year-to-date average cost of interest-bearing deposits decreased 13 basis points, or 5.0%, to 2.46% at June 30, 2025 compared to 2.59% at December 31, 2024. At June 30, 2025, there were 197 accounts with balances in excess of the $250,000 FDIC insurance limit with an aggregate balance of $97.8 million, or 28.8% of deposits. The amount that was over the FDIC insurance limit was $48.6 million, or 14.3%, that was potentially uninsured, including certificates of deposit of $14.1 million, money market accounts of $11.2 million and $23.3 million in checking and savings accounts.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank decreased by $642,000, or 1.3%, to $49.2 million at June 30, 2025 from $49.9 million at December 31, 2024 due to contractual principal payments on amortizing advances. There are $3.4 million in advances that will mature in 2025. There are no current plans to renew the advances.

Total Shareholders’ Equity. Total shareholders’ equity increased $761,000, or 1.5%, to $52.9 million at June 30, 2025 from $52.1 million at December 31, 2024. This increase was primarily due to net income of $1.3 million for the six months ended June 30, 2025. The Company had additional increases in equity of $305,000 from vesting of equity awards granted under the 2022 Equity Plan and an increase of $110,000 from the accrual of ESOP commitments for the six months ended June 30, 2025 partially offset by a decrease of $1.3 million from the repurchase of 84,500 shares of its common stock and quarterly dividends paid totaling $242,000. At June 30, 2025, there was a decrease in the accumulated other comprehensive loss of $608,000, net of tax, due to changes in market interest rates and the termination of the derivative.

At June 30, 2025, Broadstreet Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes. A community bank leverage ratio of at least 9.0% is required to be considered “well capitalized” under regulatory requirements. At June 30, 2025, Broadstreet Bank was well capitalized and had a ratio of 11.32%.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are only included in the computation of average balances. Average yields for loans include loan fees of $120,000 and $115,000 for the three months ended June 30, 2025 and 2024, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Three Months Ended June 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$300,237	$4,271	5.69%	$276,058	$3,801	5.51%
Allowance for credit losses	(3,280)			(2,875)
Securities	95,502	992	4.15%	116,323	1,240	4.26%
Restricted investments	2,667	44	6.60%	3,557	54	6.07%
Interest bearing deposits in banks	10,080	112	4.44%	16,165	222	5.49%
Federal funds sold	5,037	55	4.37%	17,930	239	5.33%
Financial derivative	—	—		762	125
Total interest earning assets	410,243	5,474	5.34%	427,920	5,681	5.31%
Noninterest earning assets	28,970			28,995
Total assets	$439,213			$456,915

Interest-bearing liabilities:
Interest bearing demand deposits	$65,087	96	0.59%	$72,421	121	0.67%
Regular savings and other deposits	43,389	41	0.38%	46,649	36	0.31%
Money market deposits	45,363	305	2.69%	44,317	367	3.31%
Certificates of deposit	136,960	1,355	3.96%	121,449	1,289	4.25%
Total interest bearing deposits	290,799	1,797	2.47%	284,836	1,813	2.55%
Advances from FHLB	49,348	501	4.06%	74,565	683	3.66%
Other liabilities	162	2	4.94%	733	2	1.09%
Total interest bearing liabilities	340,309	2,300	2.70%	360,134	2,498	2.77%
Noninterest bearing demand deposits	49,817			51,604
Other noninterest bearing liabilities	4,022			4,321
Total liabilities	394,148			416,059
Total shareholders’ equity	45,065			40,856
Total liabilities and shareholders' equity	$439,213			$456,915
Net interest income		$3,174			$3,183
Net interest rate spread (1)			2.63%			2.54%
Net interest earning assets (2)	$69,934			$67,786
Net interest margin (3)			3.09%			2.98%
Average interest earning assets to interest bearing liabilities			120.55%			118.82%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Three months ended June 30, 2025 and June 30, 2024

Net Income. The Company had net income of $678,000 for the three months ended June 30, 2025, compared to net income of $348,000 for the three months ended June 30, 2024, an increase of $330,000, or 94.8%. The increase was primarily due to a $186,000, or 47.3%, increase in noninterest income, a $81,000, or 2.7%, decrease in noninterest expense and a $166,000 decrease in the provision for credit losses partially offset by a $94,000 increase in income tax expense. Net interest income remained flat.

Interest Income. Interest income decreased $207,000 or 3.6%, to $5.5 million for the three months ended June 30, 2024 from $5.7 million for the three months ended June 30, 2024. This decrease included $217,000 in accrued interest being removed from interest income due to three loans from two delinquent loan relationships totaling $9.0 million being put on nonaccrual. Average interest earning assets decreased by $17.7 million, or 4.1%, from 427.9 million for the three months ended June 30, 2024 to $410.2 million for the three months ended June 30, 2025 primarily from $19.0 million more in interest bearing account balances in 2024 resulting primarily from the loans sale in the first quarter of 2024.

Interest income on loans increased $470,000, or 12.4%, to $4.3 million for the three months ended June 30, 2025 from $3.8 million for the three months ended June 30, 2024. This increase resulted primarily from an increase in average loan balances of $24.1 million, or 8.7%, from $276.1 million for the three months ended June 30, 2024 to $300.2 million for the three months ended June 30, 2025, with an increase in loan yield of 18 basis points, or 3.3%, to 5.69% for the three months ended June 30, 2025 from 5.51% for the three months ended June 30, 2024. The increase in loan volume was due primarily to loan growth and average loans being low in 2024 due to the loan sale in the first quarter. Loan interest income would have been $217,000 more without the reversal of accrued interest on the previously mentioned three loans totaling $9.0 million being placed on nonaccrual.

Interest income on securities decreased $248,000, or 20.0%, from $1.2 million for the three months ended June 30, 2024 to $992,000 for the three months ended June 30, 2025. This decrease resulted from a decrease in the average balance of securities of $20.8 million, or 17.9%, from $116.3 million for the three months ended June 30, 2024 to $95.5 million for the three months ended June 30, 2025. The decrease in the portfolio was due primarily to contractual paydowns. The average yield on securities decreased by nine basis points.

Interest income on restricted investments, which includes primarily Federal Home Loan Bank (FHLB) and TIB Bank stock dividends, decreased $10,000, or 18.5%, from $54,000 for the three months ended June 30, 2024 to $44,000 for the three months ended June 30, 2024. This decrease resulted from a decrease in the average balance of these investments of $890,000 or 24.8%, from $3.6 million for the three months ended June 30, 2024 to $2.7 million for the three months ended June 30, 2025. This decrease was due to the FHLB repurchasing $1.1 million in stock related to the decrease in outstanding advances. There was an increase of 53 basis points, or 8.7%, in average yield from 6.07% for the three months ended June 30, 2024 to 6.60% for the three months ended June 30, 2025. The increase in yield was due primarily to advances with rates significantly lower than the overall borrowing base being paid off.

Interest income on interest bearing deposits in banks decreased $110,000, or 49.5%, from $222,000 for the three months ended June 30, 2024 to $112,000 for the three months ended June 30, 2025. This decrease resulted primarily from a decrease in average interest-bearing deposits of $6.1 million, or 37.7%, from $16.2 million for the three months ended June 30, 2024 to $10.1 million for the three months ended June 30, 2025 and a decrease in average yield of 105 basis points, or 19.1%, from 5.49% for the three months ended June 30, 2024 to 4.44% for the three months ended June 30, 2025. Fed funds interest decreased $184,000, or 77.0%, from $239,000 for the three months ended June 30, 2024 to $55,000 for the three months ended June 30, 2025. This decrease resulted primarily from a decrease in average fed funds balances of $12.9 million, or 72.1%, from $17.9 million for the three months ended June 30, 2024 to $5.0 million for the three months ended June 30, 2025 and a decrease in average yield of 96 basis points, or 18.1%, from 5.33% for the three months ended June 30, 2024 to 4.37% for the three months ended June 30, 2025. These decreases were primarily due to the Company maintaining higher account balances due to receiving cash from the loan sale during the three months ended June 30, 2024 in addition to decreases in fed funds rates and other market interest rates.

Interest income from the fair value hedge was $125,000 for the three months ended June 30, 2024. The financial derivative was terminated on January 15, 2025, so there is no related interest income after the first quarter of 2025.

Interest Expense. Total interest expense decreased $198,000, or 7.9%, to $2.3 million for the three months ended June 30, 2025 from $2.5 million for the three months ended June 30, 2024 primarily due to an decrease in average interest-bearing liabilities of $19.8 million, or 5.5%, to $340.3 million for the three months ended June 30, 2025 from $360.1 million for the three months ended June 30, 2024 and a decrease in the average cost of interest-bearing liabilities of seven basis points, or 2.6%, from 2.77% for the three months ended June 30, 2024 to 2.70% for the three months ended June 30, 2025, primarily due the reduction in FHLB advance balances and changes in deposit pricing.

Interest expense on deposit accounts decreased $16,000, or 0.9%, to $1.8 million for the three months ended June 30, 2025, with a decrease in the average deposit cost of eight basis points, or 3.1%, from 2.55% for the three months ended June 30, 2024 to 2.47% for the three months ended June 30, 2025 and an increase in average interest-bearing deposits of $6.0 million, or 2.1% from $284.8 million for the three months ended June 30, 2024 to $290.8 million for the three months ended June 30, 2025, with the largest increases being in higher cost certificates of deposit which includes an additional $10.0 million in brokered deposits.

Interest expense on Federal Home Loan Bank advances decreased $182,000, or 26.6%, to $501,000 for the three months ended June 30, 2025 from $683,000 for the three months ended June 30, 2024. This decrease was due primarily to a decrease in the average balance of FHLB advances of $25.3 million, or 33.9%, to $49.3 million for the three months ended June 30, 2025 from $74.6 million for the three months ended June 30, 2024. The increase in average yield of 40 basis points, or 10.8%, is primarily due to paying off maturing advances with significantly lower rates than the weighted average cost of all FHLB borrowings.

Net Interest Income. Net interest income remained flat at $3.2 million for the three months ended June 30, 2025. Net interest margin increased 11 basis points, or 3.7%, to 3.09% for the three months ended June 30, 2025 from 2.98% for the three months ended June 30, 2024. The increase in net interest margin was primarily due to a reduction in FHLB advances and balance sheet restructurings, which included the loan sale in 2024, allowing us to place the funds in higher yielding assets and increase the rate of repricing interest-earning assets to better align with the rate of repricing interest-bearing liabilities. The average yield on interest-earning assets increased by three basis points, or 0.5%, to 5.34% for the three months ended June 30, 2025 and the average yield on interest bearing liabilities decreased by seven basis points, or 2.6%, to 2.70% for the three months ended June 30, 2025.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses decreased $166,000, or 133.9%, to a reversal of provision of $42,000 for the three months ended June 30, 2025 from a provision for credit losses of $124,000 for the three months ended June 30, 2024, primarily due to an adjustment to the allowance related to $9.0 million in loans being moved from the general reserve loan pool to being individually reviewed and not requiring a specific reserve and a reduction in unfunded commitments. The allowance for credit losses was 1.09% of total loans at June 30, 2025.

Noninterest Income. Noninterest income increased $186,000, or 47.3%, to $579,000 for the three months ended June 30, 2025 from $393,000 for the three months ended June 30, 2024, primarily due to an additional loss of $69,000 on the final piece of the loan sale and a write-down of $78,000 on bank property being held as other real estate owned being marked to fair value in the three months ended June 30, 2024. In the three months ended June 30, 2025 there was a $73,000 gain on an equity investment held at the holding company and a $29,000 increase in net appreciation of bank-owned life insurance due to a change in insurance carriers. The equity investment at the holding company is included in restricted investments carried at cost on the balance sheet and is an investment in a fintech fund.

These items were partially offset by a decrease in net service charges and fees of $61,000, or 11.7%, primarily due to a decrease of $59,000 in fee income from wholesale loans sold of $85,000 for the three months ended June 30, 2024 to $26,000 for the three months ended June 30, 2025 due primarily to decreases in housing demand related to market rates.

Noninterest Expense. Noninterest expense decreased $81,000, or 2.7%, to $3.0 million for the three months ended June 30, 2025 from $3.1 million for the three months ended June 30, 2024 primarily due to a decrease in salary and employee benefit expenses of $75,000, or 4.6%, due primarily to reduced benefit costs related to executive officers and directors of $30,000, including a one-time $26,000 decrease in 2025 to reverse accrued equity awards forfeited. Salary and employee benefit expenses were $1.6 million for the three months ended June 30, 2025. Director fees decreased $8,000, or 10.1%, to $71,000 for the three months ended June 30, 2025 due to a reduction in the number of directors from 12 to 10 in May 2024 and technology expenses decreased $113,000, or 59.8%, due to card processing project implementation fees in the three months ended June 30, 2024.

These decreases were partially offset by increases in other expenses of $120,000, or 21.3%, primarily due to increased auditing expenses of $51,000, or 46.4%, from $110,000 for the three months ended June 30, 2024 to $161,000 for the three months ended June 30, 2025 due to contracting with a new internal audit firm to perform work regularly throughout the year and additional expenses on the external audit for December 31, 2024. Marketing expense increased $47,000, or 188.0%, to $72,000 for the three months ended June 30, 2025 due to hiring a marketing firm in 2025 and significantly increasing our presence through media outlets we weren’t currently utilizing, including television and other streaming services, We also had an expense of $28,000 that offset part of the gain on the equity investment held at the holding company.

Income Tax Expense. Income tax expense increased by $94,000, or 188.0%, to $144,000 for the three months ended June 30, 2025 from $50,000 for the three months ended June 30, 2024, due primarily to an increase in net income before taxes of $424,000 from $398,000 for the three months ended June 30, 2024 to $822,000 for the three months ended June 30, 2025. The effective tax rate was 17.52% and 12.56% for the three months ended June 30, 2025 and 2024, respectively. The increase in effective tax rate was primarily due to taxable income increasing at a faster rate than nontaxable income.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are only included in the computation of average balances. Average yields for loans include loan fees of $240,000 and $200,000 for the six months ended June 30, 2025 and 2024, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Six Months Ended June 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$299,848	$8,671	5.78%	$278,686	$7,510	5.39%
Allowance for credit losses	(3,262)			(2,984)
Securities	95,799	2,020	4.22%	117,688	2,456	4.17%
Restricted stock	3,146	94	5.98%	3,531	109	6.17%
Interest-bearing deposits in banks	9,753	216	4.43%	17,500	478	5.46%
Federal funds sold	5,339	117	4.38%	11,473	306	5.33%
Financial derivative	37	(10)		523	240
Total interest-earning assets	410,660	11,108	5.41%	426,417	11,099	5.21%
Noninterest-earning assets	29,015			28,512
Total assets	$439,675			$454,929

Interest-bearing liabilities:
Interest-bearing demand deposits	$68,385	210	0.61%	$68,185	223	0.65%
Regular savings and other deposits	43,312	84	0.39%	47,304	76	0.32%
Money market deposits	46,508	631	2.71%	42,866	718	3.35%
Certificates of deposit	133,983	2,671	3.99%	121,071	2,553	4.22%
Total interest-bearing deposits	292,188	3,596	2.46%	279,426	3,570	2.56%
Advances from the Federal Home Loan Bank	49,511	1,004	4.06%	75,602	1,379	3.65%
Other liabilities	278	6	4.32%	719	4	1.11%
Total interest-bearing liabilities	341,977	4,606	2.69%	355,747	4,953	2.78%
Noninterest-bearing demand deposits	49,364			52,966
Other noninterest-bearing liabilities	3,771			4,272
Total liabilities	395,112			412,985
Total shareholders' equity	44,563			41,944
Total liabilities and shareholders' equity	$439,675			$454,929
Net interest income		$6,502			$6,146
Net interest rate spread (1)			2.72%			2.43%
Net interest-earning assets (2)	$68,683			$70,670
Net interest margin (3)			3.17%			2.88%
Average interest-earning assets to interest-bearing liabilities			120.08%			119.87%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Six months ended June 30, 2025 and June 30, 2024

Net Income. The Company had net income of $1.3 million for the six months ended June 30, 2025, compared to a net loss of $2.3 million for the six months ended June 30, 2024, an increase of $3.6 million, or 156.5%. In the first quarter of 2024, the Company made a strategic loan sale at a loss of $3.8 million in order to rebalance the portfolio and demolished a branch office building after constructing a new one resulting in combined nonrecurring deductions from noninterest income of $4.1 million. The increase in net income before tax excluding these two nonrecurring items in 2024 was $433,000 primarily due to an increase in net interest income of $356,000, a decrease in noninterest expenses of $224,000, and an increase of $77,000 in noninterest income. This is partially offset by a $224,000 increase in the provision for credit losses primarily from a large decrease in 2024 related to the sale of loans.

Interest Income. Interest income for the six months ended June 30, 2025 was $11.1 million, which is unchanged from the six months ended June 30, 2024. Interest on loans increased by $1.2 million following the loan sale and strategic restructuring into higher yielding loans in the first quarter of 2024, and there was an increase in the average loan balance. However, this was offset by decreases in interest from lower balances on securities, fed funds, deposits in banks, and the financial derivative which was terminated at the beginning of the year. Average interest earning assets decreased by $15.7 million, or 3.7%, from $426.4 million for the six months ended June 30, 2024 to $410.7 million for the six months ended June 30, 2025 but was offset primarily by an increase in the yield on average interest earning assets of 20 basis points, or 3.9%, from 5.21% for the six months ended June 30, 2024 to 5.41% for the six months ended June 30, 2025.

Interest income on loans increased $1.2 million, or 16.0%, to $8.7 million for the six months ended June 30, 2025 from $7.5 million for the six months ended June 30, 2024. This increase resulted primarily from an increase in average loans of $21.1 million, or 7.6%, from $278.7 million for the six months ended June 30, 2024 to $299.8 million for the six months ended June 30, 2025 and an increase in average loan yield of 39 basis points, or 7.3%, to 5.78% for the six months ended June 30, 2025 from 5.39% for the six months ended June 30, 2024. The increase in loan yield was due primarily to the diversification of the loan portfolio resulting in a reduction of lower yielding residential loans and an increase in higher yielding commercial real estate loans. Interest income on loans would have been $217,000 more had there not been a reversal of accrued interest in the second quarter of 2025 due to two loan relationships totaling $9.0 million being placed on nonaccrual.

Interest income on securities decreased $436,000, or 17.5%, from $2.5 million for the six months ended June 30, 2024 to $2.0 million for the six months ended June 30, 2025. This decrease resulted from a decrease in the average balance of securities of $21.9 million, or 18.6%, from $117.7 million for the six months ended June 30, 2024 to $95.8 million for the six months ended June 30, 2025, partially offset by an increase of five basis points, or 1.2%, in average yield from 4.17% for the six months ended June 30, 2024 to 4.22% for the six months ended June 30, 2025. The yield increase is reflective of the purchase of higher yielding securities in 2024 and 2025.

Interest income on restricted investments, which includes primarily Federal Home Loan Bank (FHLB) and TIB Bank stock dividends, decreased $15,000, or 13.8%, from $109,000 for the six months ended June 30, 2024 to $94,000 for the six months ended June 30, 2025. This decrease resulted from a decrease in the average balance of restricted investments of $385,000, or 10.9%, from $3.5 million for the six months ended June 30, 2024 to $3.1 million for the six months ended June 30, 2025, and also from a decrease in the average yield of these investments of 19 basis points, or 3.1%, from 6.17% for the six months ended June 30, 2024 to 5.98% for the six months ended June 30, 2025. The decrease in dividends was due primarily to $1.1 million in stock being repurchased in March 2025 by the FHLB due to the decrease in FHLB advances.

Interest income on interest bearing deposits in banks decreased $262,000, or 54.8%, from $478,000 for the six months ended June 30, 2024 to $216,000 for the six months ended June 30, 2025. This decrease resulted primarily from a decrease in average interest-bearing deposits of $7.7 million, or 44.0%, from $17.5 million for the six months ended June 30, 2024 to $9.8 million for the six months ended June 30, 2025 and a decrease in average yield of 103 basis points, or 18.9%, from 5.46% for the six months ended June 30, 2024 to 4.43% for the six months ended June 30, 2025. The decrease in yields on deposits in banks and fed funds is reflective of the decrease in fed funds rates and other market interest rates. During the six months ended June 30, 2024, the Company maintained higher account balances due to receiving cash from the loan sale.

Interest income from the fair value hedge decreased $250,000 due to the termination of the swap agreement from interest income of $240,000 for the six months ended June 30, 2024 to an expense of $10,000 for the six months ended June 30, 2025. The Company terminated the interest rate swap agreements on January 15, 2025, and the $463,000 unrealized gain in the value of the asset was locked in at the time of sale and will be amortized to interest income over the remaining life of the hedged securities.

Interest Expense. Total interest expense decreased $347,000, or 7.0%, to $4.6 million for the six months ended June 30, 2025 from $5.0 million for the six months ended June 30, 2024 primarily due to a decrease in average interest-bearing liabilities of $13.7 million, or 3.9%, to $342.0 million for the six months ended June 30, 2025 from $355.7 million for the six months ended June 30, 2024 and a decrease in the average cost of interest-bearing liabilities of nine basis points, or 3.3%, from 2.78% for the six months ended June 30, 2024 to 2.69% for the six months ended June 30, 2025, primarily due to a decrease of $26.1 million in average FHLB advances. Interest expense on deposit accounts increased $26,000, or 0.7%, to $3.6 million for the six months ended June 30, 2025, due to an increase in average interest-bearing deposits of $12.8 million, or 4.6%, from $279.4 million for the six months ended June 30, 2024 to $292.2 million for the six months ended June 30, 2025, partially offset by a decrease in the average interest-bearing deposit cost of 10 basis points, or 3.9%, from 2.56% for the six months ended June 30, 2024 to 2.46% for the six months ended June 30, 2025 with the decrease in average cost being primarily in money market accounts, interest-bearing demand accounts and certificates of deposit.

Interest expense on Federal Home Loan Bank advances decreased $375,000, or 27.2%, to $1.0 million for the six months ended June 30, 2025 from $1.4 million for the six months ended June 30, 2024. This decrease was due primarily to the decrease in the average balance of Federal Home Loan Bank advances of $26.1 million, or 34.5%, to $49.5 million for the six months ended June 30, 2025 from $75.6 million for the six months ended June 30, 2024. The average yield on advances increased 41 basis points, or 11.2%, from 3.65% for the six months ended June 30, 2024 to 4.06% for the six months ended June 30, 2025 due to the maturity of advances with rates significantly lower than the weighted average cost of all FHLB borrowings.

Net Interest Income. Net interest income increased $356,000, or 5.8%, to $6.5 million for the six months ended June 30, 2025 from $6.1 million for the six months ended June 30, 2024 due primarily to an increase in net interest margin of 29 basis points, or 10.1%, to 3.17% for the six months ended June 30, 2025 from 2.88% for the six months ended June 30, 2024 partially offset by a decrease in average net interest-earning assets of $2.0 million, or 2.8%, to $68.7 million at June 30, 2025 from $70.7 million at June 30, 2024. The increase in net interest margin was primarily due to balance sheet restructurings, which included the loan sale in 2024, allowing us to place the funds in higher yielding assets and increase the rate of repricing interest-earning assets to better align with the rate of repricing deposits in addition to a more disciplined approach to loan and deposit pricing. The average yield on interest-earning assets increased by 20 basis points, or 3.9%, and the average yield on interest bearing liabilities decreased by nine basis points, or 3.3%.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses increased $224,000, or 146.4%, to $71,000 for the six months ended June 30, 2025 from a reversal of provision for credit losses of $153,000 for the six months ended June 30, 2024, primarily due to a previous decrease in the allowance related to the sale of residential loans being reversed as new loans are originated and added to the portfolio. Many of the loans added are in the commercial portfolio that carry a higher allowance requirement as well. An increase in average loans and leases of $21.1 million, or 7.96%, from $278.7 million for the six months ended June 30, 2024 to $299.8 million for the six months ended June 30, 2025 also added to the provision required. The allowance for credit losses was 1.09% of total loans at June 30, 2025.

Noninterest Income. Noninterest income increased $4.2 million, or 131.3%, to $1.0 million for the six months ended June 30, 2025 from a noninterest loss of $3.2 million for the six months ended June 30, 2024, primarily due to nonrecurring losses in 2024 of $4.1 million related to the loan sale and branch construction. Excluding these one-time items, noninterest income would have increased by $77,000 over the same period. This increase is due primarily to a

$73,000 gain on an equity investment held at the holding company. In the six months ended June 30, 2025 there was an increase in net appreciation on bank-owned life insurance of $40,000 partially offset by decreases in other service charges and fees of $22,000, and an increase in losses of $13,000 on other real estate owned due to an additional write-down of $54,000 in 2025 on two bank properties that were originally purchased for expansion then listed for sale in 2024.

Noninterest Expense. Noninterest expense decreased $224,000, or 3.7%, to $5.9 million for the six months ended June 30, 2025 from $6.1 million for the six months ended June 30, 2024 primarily due to decreases in technology expense, salaries and employee benefits, and occupancy and equipment expenses.

Technology expense decreased $170,000, or 56.1%, to $133,000 for the six months ended June 30, 2025 from $303,000 for the six months ended June 30, 2024 due primarily to card processing fees incurred in the first half of 2024 associated with a “tap” debit card implementation project. Salaries and employee benefits decreased $86,000, or 2.6%, to $3.2 million for the six months ended June 30, 2025 from $3.3 million for the six months ended June 30, 2024 primarily related to higher benefits cost in 2024 related to the CEO transition and executive and director equity awards that were forfeited. Occupancy and equipment expenses decreased $45,000, or 8.1%, from $558,000 for the six months ended June 30, 2024 to $513,000 for the six months ended June 30, 2025 primarily due to higher expenses during 2024 related to opening two new branches. Director fees decreased $20,000 from $162,000 to $142,000 for the six months ended June 30, 2025 compared to 2024 due to a reduction in the number of directors from 14 to 12 in May 2024. The board of directors decreased further in size from 12 to 9 in May 2025. Other expenses increased $97,000 to $1.2 million from $1.1 million, primarily due to increases in audit and accounting fees of $47,000 due to contracting with a new internal audit firm to perform work regularly throughout the year and additional expenses on the external audit for December 31, 2024, marketing fees of $59,000 due to contracting with an outside marketing firm and expanding our reach through additional advertising methods, training expenses of $13,000, FDIC assessments of $16,000 and equity investment expenses of $28,000, partially offset by decreases of $37,000 in other compensation due to a one-time expense, $8,000 in REO expenses, $14,000 in legal fees, and $10,000 in office expenses.

Income Tax Expense. Income tax expense increased by $908,000, or 138.0%, to $250,000 for the six months ended June 30, 2025 from an income tax benefit of $658,000 for the six months ended June 30, 2024, due to the increase in net income before taxes of $4.6 million from a loss before taxes of $3.0 million for the six months ended June 30, 2024 to income before taxes of $1.6 million for the six months ended June 30, 2025. The effective tax rate was 15.91% and 21.97% for the six months ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate was primarily due to nontaxable income increasing at a faster rate than taxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. The Federal Reserve Bank of Boston provides the Bank with a federal funds line of credit. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the Federal Home Loan Bank of Dallas. At June 30, 2025, we had outstanding advances of $49.2 million from the Federal Home Loan Bank of Dallas. At June 30, 2025, we had unused borrowing capacity of $99.8 million with the Federal Home Loan Bank of Dallas. In addition, at June 30, 2025, we had two unused unsecured lines of credit totaling $8.0 million with correspondent banks.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flow for the three and six months ended June 30, 2025 and 2024 included as part of the consolidated financial statements included in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Broadstreet Bank, and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Broadstreet Bank. The amount of dividends that Broadstreet Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. At June 30, 2025, Texas Community Bancshares, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $6.0 million.

Liquidity management and asset quality continue to be high priorities. With continued volatility in the market and market interest rate fluctuations, liquidity management and analysis is a key factor in daily asset and liability management and strategic planning. We are monitoring deposit balances daily. We run stress tests quarterly in multiple scenarios, which include deposit runoff combined with the inability to access our available lines of credit and a reduction in the availability of FHLB advances. The scenarios indicate that we are able to maintain our operational liquidity with a designated buffer with our liquidity resources available. We are closely monitoring our assets, liabilities, capital and investment portfolio unrealized losses for possible issues and opportunities related to the current economic and market conditions.

We monitor our large depositors and have discussions with them on how to maximize FDIC coverage to the fullest legal extent, which is limited to coverage of $250,000 per insured depositor. At June 30, 2025, there were 197 accounts with balances in excess of the $250,000 FDIC insurance limit totaling $97.8 million, or 28.8% of deposits. The amount that was over $250,000 was $48.6 million, or 14.3%, that was potentially uninsured, including certificates of deposit of $14.1 million and $34.5 million in checking, MMDA and savings accounts.

At June 30, 2025, the weighted average life (WAL) of our securities portfolio is 4.7 years. The gross unrealized losses on the AFS securities was $5.3 million, or 6.7% of the $78.5 million AFS portfolio and 9.3% of capital. Unrealized losses on the HTM securities were $2.0 million, or 9.8 % of the $20.3 million HTM portfolio and 3.5% of capital. The total gross unrealized losses are $7.3 million, or 7.4% of the $98.7 million securities portfolio and 12.8% of capital, which includes $39.1 million, or 39.6%, that are agency issued and guaranteed by the U.S. government. These losses are the result of market interest rate increases and we continue to monitor the portfolio for credit and other risks.

The net unrealized loss on AFS securities, and the corresponding other comprehensive loss, was $4.2 million, or 7.4% of capital. Over the next 24 months from June 30, 2025, we expect to realize $43.5 million in cash flow from the securities portfolio with $8.4 million in 2025, $22.5 million in 2026 and $12.5 million in 2027. We should receive $21.3 million of that over the next 12 months. See the Securities section of the management discussion and analysis for more information.

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

Our asset quality remains strong. At June 30, 2025, our allowance for credit losses to loans and leases held for investment was 1.09%. The Company continues to monitor rates and loan demand weekly and aligns pricing accordingly. Housing supply and demand are monitored for indicators of a significant change in the local housing markets. We are increasing our lending in CRE, other commercial lending and loans to municipalities to more strategically balance our loan portfolio. This was a key component of the loan sale strategy resulting in $27.1 million in residential mortgage loans sold in 2024. At June 30, 2025, we do not have any plans to sell additional loans.

The following are the various liquidity sources we had available at June 30, 2025 that we could use as needed:

●	FHLB borrowing capacity of $99.8 million
●	$8 million in unused credit lines with 2 correspondent banks
●	Federal Reserve discount window
●	Qwickrate CD Program
●	Brokered deposits
●	The ability to sell securities
●	The ability to sell a group of loans in the secondary market on an as needed basis
●	The ability to sell a portion of BOLI assets

At June 30, 2025, Broadstreet Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
●	maintaining a high level of liquidity;

●	growing our volume of core deposit accounts;
●	managing our investment securities portfolio so as to reduce the average maturity and effective life of the portfolio;
●	managing our borrowings from the Federal Home Loan Bank of Dallas;
●	continuing to diversify our loan portfolio by adding more commercial loans, which typically have shorter maturities, adjustable rates, and fee income;
●	expanding our wholesale lending program to be able to meet customer loan needs while managing the weighted average life and interest rate risk in the loan portfolio; and
●	utilizing callable brokered deposits and derivatives.

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

At June 30, 2025
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$13,804	5.81%
300	13,693	4.96%
200	13,545	3.82%
100	13,344	2.28%
Level	13,046	—
(100)	13,006	(0.31)%
(200)	12,849	(1.51)%
(300)	12,733	(2.40)%
(400)	12,565	(3.69)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 3.82% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 1.51% decrease in net interest income.

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

At June 30, 2025
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$55,364	$(3,249)	(5.54)%	13.85%	67
300	57,007	(1,606)	(2.74)%	13.91%	73
200	58,280	(333)	(0.57)%	13.84%	66
100	58,929	316	0.54%	13.62%	44
Level	58,613	—	—%	13.18%	—
(100)	57,381	(1,232)	(2.10)%	12.54%	(64)
(200)	54,176	(4,437)	(7.57)%	11.50%	(168)
(300)	48,357	(10,256)	(17.50)%	9.97%	(321)
(400)	41,621	(16,992)	(28.99)%	8.37%	(481)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.57% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 7.57% decrease in EVE.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” in Item 2 above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

During the quarter ended June 30, 2025, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been named as a defendant in a legal action arising from the conduct of its normal business and employment activities. Management believes that the legal action against the Company is without merit and intends to defend against it. Any liability that could arise with respect to this action is not reasonably estimable as of June 30, 2025 and in the opinion of the Company, any such liability will not have a material adverse effect on the Company’s consolidated financial statements.

Item 1A.  Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On February 27, 2025, the Company announced a third program to repurchase 153,083 shares of the Company’s outstanding common stock, or approximately 5% of the shares then outstanding. The program has no stated expiration date. The Company had previously announced a stock repurchase program on May 16, 2023 to repurchase up to 164,842 shares, or approximately 5% of the shares outstanding and a second repurchase program on November 9, 2023 to repurchase 161,316 shares, or approximately 5% of the shares outstanding. As of June 30, 2025, the Company had repurchased 366,773 shares under the plans.

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended June 30, 2025.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plans
April 1, 2025 through April 30, 2025	14,000	$16.10	14,000	151,468
May 1, 2025 through May 31, 2025	15,000	15.70	15,000	136,468
June 1, 2025 through June 30, 2025	24,000	16.00	24,000	112,468
Total	53,000	$15.94	53,000

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

TEXAS COMMUNITY BANCSHARES, INC.

Date: August 7, 2025	/s/ Jason Sobel
Jason Sobel
President and Chief Executive Officer

Date: August 7, 2025	/s/ Julie Sharff
Julie Sharff, CPA
Chief Financial Officer