Form 10-Q
period 2025-09-30
Texas Community Bancshares, Inc.
filed 2025-11-07
CIK 1849466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 2,914,743 shares, par value $0.01 per share, of the Registrant’s common stock outstanding as of November 5, 2025.

Texas Community Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

September 30, 2025 and December 31, 2024

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Cash and due from banks	$5,047	$4,015
Federal funds sold	7,136	9,275
Cash and cash equivalents	12,183	13,290
Interest bearing deposits in banks	1,297	9,720
Securities available for sale	85,896	75,189
Securities held to maturity (fair values of $17,359 at September 30, 2025 and $19,531 at December 31, 2024)	19,074	22,096
Loans receivable, net of allowance for credit losses of $3,247 at September 30, 2025 and $3,222 at December 31, 2024	283,701	292,416
Net investment in direct financing leases	1,228	1,292
Accrued interest receivable	1,605	1,919
Premises and equipment, net	11,435	11,526
Bank-owned life insurance	6,497	6,370
Other real estate owned	9,271	480
Restricted investments carried at cost	3,463	4,252
Core deposit intangible	33	132
Deferred income taxes	2,015	2,688
Financial derivative	—	419
Other assets	1,787	1,668
	$439,485	$443,457
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$49,190	$41,466
Interest bearing	284,972	294,362
Total deposits	334,162	335,828
Advances from Federal Home Loan Bank (FHLB)	48,772	49,878
Accrued expenses and other liabilities	3,016	5,643
Total liabilities	385,950	391,349
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,366,516 issued and 2,937,743 outstanding at September 30, 2025 and 3,370,425 issued and 3,088,152 outstanding at December 31, 2024	34	34
Additional paid in capital	33,010	32,493
Retained earnings	31,804	30,163
Accumulated other comprehensive loss	(3,255)	(4,766)
Unearned Employee Stock Ownership Program (ESOP) shares, at cost	(1,934)	(2,039)
Treasury stock, at cost (428,773 shares at September 30, 2025 and 282,273 shares at December 31, 2024)	(6,124)	(3,777)
Total shareholders' equity	53,535	52,108
	$439,485	$443,457

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2025 and 2024

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Interest Income
Loans, including fees	$4,334	$4,043	$13,005	$11,553
Debt securities
Taxable	1,055	1,033	2,984	3,407
Non taxable	45	37	136	119
Dividends on restricted investments	35	55	129	164
Federal funds sold	49	274	166	580
Deposits with banks	46	125	262	603
Financial derivative	—	135	(10)	375
Total interest income	5,564	5,702	16,672	16,801
Interest Expense
Deposits	1,781	1,843	5,377	5,413
Advances from FHLB	504	643	1,508	2,022
Other	2	3	8	7
Total interest expense	2,287	2,489	6,893	7,442
Net Interest Income	3,277	3,213	9,779	9,359
Provision for Credit Losses - loans	487	299	513	211
Provision (Credit) for Credit Losses - off-balance sheet credit exposures	—	(36)	45	(101)
Provision for Credit Losses	487	263	558	110
Net Interest Income After Provision for Credit Losses	2,790	2,950	9,221	9,249
Noninterest Income
Service charges on deposit accounts	188	172	531	507
Other service charges and fees	293	315	879	931
Net loss on securities transactions	—	(1)	—	(1)
Net loss on sale of loans	—	—	—	(3,850)
Net (loss) gain on sale of other real estate owned	(17)	—	(19)	37
Fair value adjustments to other real estate owned	547	—	495	(78)
Net loss on premises and equipment	—	(4)	—	(287)
Net appreciation on bank-owned life insurance	42	43	125	86
Gain on equity investment	—	—	73	—
Other income	74	5	84	16
Total noninterest income (loss)	1,127	530	2,168	(2,639)
Noninterest Expenses
Salaries and employee benefits	1,566	1,635	4,789	4,944
Occupancy and equipment expense	304	261	817	819
Data processing	270	233	748	707
Technology expense	104	62	237	365
Contract services	67	64	197	198
Director fees	53	71	195	233
Other expense	787	551	2,069	1,736
Total noninterest expense	3,151	2,877	9,052	9,002
Income (Loss) Before Income Taxes	766	603	2,337	(2,392)
Income Tax Expense (Benefit)	86	88	336	(570)
Net Income (Loss)	$680	$515	$2,001	$(1,822)
Earnings (Loss) per share - basic	$0.25	$0.18	$0.71	$(0.62)
Earnings (Loss) per share - diluted	$0.24	$0.17	$0.69	$(0.60)
Weighted-average shares outstanding - basic	2,769,294	2,936,526	2,820,313	2,959,766
Weighted-average shares outstanding - diluted	2,865,622	3,007,265	2,913,865	3,030,381

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three and Nine Months Ended September 30, 2025 and 2024

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Income (Loss)	$680	$515	$2,001	$(1,822)

Other items of comprehensive income
Debt Securities
Net changes in fair value of available for sale securities, before tax	1,142	1,722	2,330	2,120
Reclassification adjustment for realized loss on sale of investment securities included in net income (loss), before tax	—	1	—	1
Net changes in fair value of available for sale securities hedged, before tax	—	(785)	(417)	(268)
Total other items of comprehensive income, before tax	1,142	938	1,913	1,853

Income tax expense related to other items of comprehensive income	(239)	(196)	(402)	(388)
Total other items of comprehensive income, after tax	903	742	1,511	1,465

Comprehensive Income (Loss)	$1,583	$1,257	$3,512	$(357)

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
Three Months Ended September 30, 2025 and 2024	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance at July 1, 2025	$—	$34	$32,839	$31,242	$(4,158)	$(1,970)	$(5,118)	$52,869
Net income	—	—	—	680	—	—	—	680
Stock based compensation expense	—	—	151	—	—	—	—	151
Other comprehensive income, net of tax	—	—	—	—	903	—	—	903
Cash dividend declared ($0.04 per share)	—	—	—	(118)	—	—	—	(118)
ESOP shares committed to be released, 3,453 shares	—	—	20	—	—	36	—	56
Treasury stock purchased, 62,000 shares	—	—	—	—	—	—	(1,006)	(1,006)
Balance at September 30, 2025	$—	$34	$33,010	$31,804	$(3,255)	$(1,934)	$(6,124)	$53,535

Balance at July 1, 2024	$—	$34	$32,145	$29,380	$(4,869)	$(2,132)	$(2,783)	$51,775
Net income	—	—	—	515	—	—	—	515
Stock based compensation expense	—	—	177	—	—	—	—	177
Other comprehensive income, net of tax	—	—	—	—	742	—	—	742
Cash dividend declared ($0.04 per share)	—	—	—	(125)	—	—	—	(125)
ESOP shares committed to be released, 3,277 shares	—	—	13	—	—	33	—	46
Treasury stock purchased, 29,331 shares	—	—	—	—	—	—	(418)	(418)
Balance at September 30, 2024	$—	$34	$32,335	$29,770	$(4,127)	$(2,099)	$(3,201)	$52,712

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
Nine Months Ended September 30, 2025 and 2024	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance at January 1, 2025	$—	$34	$32,493	$30,163	$(4,766)	$(2,039)	$(3,777)	$52,108
Net income	—	—	—	2,001	—	—	—	2,001
Stock based compensation expense	—	—	456	—	—	—	—	456
Other comprehensive income, net of tax	—	—	—	—	1,511	—	—	1,511
Cash dividend declared ($0.04 per share)	—	—	—	(360)	—	—	—	(360)
ESOP shares committed to be released, 10,358 shares	—	—	61	—	—	105	—	166
Treasury stock purchased, 146,500 shares	—	—	—	—	—	—	(2,347)	(2,347)
Balance at September 30, 2025	$—	$34	$33,010	$31,804	$(3,255)	$(1,934)	$(6,124)	$53,535

Balance at January 1, 2024	$—	$34	$31,671	$31,972	$(5,592)	$(2,197)	$(2,199)	$53,689
Net loss	—	—	—	(1,822)	—	—	—	(1,822)
Stock based compensation expense	—	—	623	—	—	—	—	623
Other comprehensive income, net of tax	—	—	—	—	1,465	—	—	1,465
Cash dividend declared ($0.04 per share)	—	—	—	(380)	—	—	—	(380)
ESOP shares committed to be released, 9,831 shares	—	—	41	—	—	98	—	139
Treasury stock purchased, 69,931 shares	—	—	—	—	—	—	(1,002)	(1,002)
Balance at September 30, 2024	$—	$34	$32,335	$29,770	$(4,127)	$(2,099)	$(3,201)	$52,712

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	September 30,
	2025	2024
Operating Activities
Net income (loss)	$2,001	$(1,822)
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for credit losses - loans	513	211
Provision (credit) for credit losses - off-balance sheet credit exposures	45	(101)
Net (accretion) amortization of securities	(99)	42
Depreciation and amortization	442	429
Net realized loss on sales of securities available for sale	—	1
Net unrealized gain on discontinued financial derivative	463	—
Stock dividends on restricted investments	(122)	(158)
Net increase on restricted investments	(39)	—
Loss on sale of loans	—	3,850
Loss on disposal of fixed assets	—	287
Appreciation on bank-owned life insurance	(125)	(86)
ESOP compensation expense for allocated shares	166	139
Loss (gain) on sale other real estate owned	19	(37)
Fair value adjustment on other real estate owned	(495)	78
Stock-based compensation	456	623
Deferred income tax expense (benefit)	274	(521)
Loss on fair value adjustment of fair value hedges	10	(12)
Net change in
Accrued interest receivable	314	5
Other assets	(119)	(518)
Accrued expenses and other liabilities	(2,639)	(549)
Net Cash from Operating Activities	1,065	1,861
Investing Activities
Net change in interest bearing deposits in banks	8,423	9,110
Activity in available for sale securities
Purchases	(21,186)	(3,474)
Sales	—	5,499
Maturities, prepayments and calls	12,513	12,799
Activity in held to maturity securities
Maturities, prepayments and calls	2,953	2,994
Redemptions of restricted investments	1,096	—
Purchases of restricted investments	(146)	(98)
Loan originations and principal collections, net	(726)	(38,514)
Net decrease (increase) in net investment in direct financing leases	64	(1,294)
Proceeds from sale of loans, originally classified as loans held for investment	—	22,971
Proceeds from sales of other real estate owned	568	49
Additions of premises and equipment	(252)	(1,192)
Net Cash from Investing Activities	3,307	8,850
Financing Activities
Net (decrease) increase in deposits	(1,666)	9,066
Advances from FHLB and other borrowings	3,052	52
Payments on FHLB and other borrowings	(4,158)	(13,752)
Cash dividends declared and paid	(360)	(380)
Purchases of treasury stock	(2,347)	(1,002)
Net Cash used for Financing Activities	(5,479)	(6,016)
Net Change in Cash and Cash Equivalents	(1,107)	4,695
Cash and Cash Equivalents at Beginning of Period	13,290	13,060
Cash and Cash Equivalents at End of Period	$12,183	$17,755

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months ended September 30, 2025 and 2024

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

Policies and practices which materially affect the determination of financial position, results of operations and cash flows are summarized as follows:

Interim Financial Statements

The interim unaudited consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be achieved for the year ending December 31, 2025, or any other period. Certain prior period data presented in the consolidated financial statements has been revised to conform with the current period presentation. The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited consolidated financial statements, and notes, contained in the Company’s Form 10-K for the year ended December 31, 2024. Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2024.

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

Three and Nine months ended September 30, 2025 and 2024

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Income (Loss)	$680	$515	$2,001	$(1,822)

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	2,966,167	3,149,616	3,020,671	3,178,212
Less: average unearned ESOP shares	(196,873)	(213,090)	(200,358)	(218,446)
Weighted average shares outstanding for basic earnings per share	2,769,294	2,936,526	2,820,313	2,959,766

Additional dilutive shares	96,328	70,739	93,552	70,615

Weighted average shares outstanding for dilutive earnings per share	2,865,622	3,007,265	2,913,865	3,030,381

Basic earnings (loss) per share	$0.25	$0.18	$0.71	$(0.62)

Dilutive earnings (loss) per share	$0.24	$0.17	$0.69	$(0.60)

Nonvested restricted stock awards for 14,332 and 64,888 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2025 and 2024, respectively, because they were antidilutive. Nonvested restricted stock awards for 64,888 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2024. There were no antidilutive restricted stock awards for the three months ended September 30, 2025. Stock options for 48,859 and 64,176 shares of common stock have vested, however, were not considered in computing diluted earnings per share for the nine months ended September 30, 2025 and 2024, because they were antidilutive. Stock options for 64,176 shares of common stock have vested, however, were not considered in computing diluted earnings per share for the three months ended September 30, 2024, because they were antidilutive. There were no antidilutive stock options for the three months ended September 30, 2025.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Note 3 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	September 30, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$15,042	$64	$(745)	$14,361
Collateralized mortgage obligations	49,633	368	(1,546)	48,455
State and municipal	14,827	20	(1,280)	13,567
Corporate bonds	10,515	47	(1,049)	9,513
Total securities available for sale	$90,017	$499	$(4,620)	$85,896

Held to Maturity
Debt Securities:
Residential mortgage-backed	$16,807	$—	$(1,709)	$15,098
State and municipal	1,200	—	(5)	1,195
U.S. Government and agency	1,067	—	(1)	1,066
Total securities held to maturity	$19,074	$—	$(1,715)	$17,359

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$10,356	$—	$(1,205)	$9,151
Collateralized mortgage obligations	48,808	21	(2,261)	46,568
State and municipal	15,124	—	(1,847)	13,277
Corporate bonds	7,352	—	(1,159)	6,193
Total securities available for sale	$81,640	$21	$(6,472)	$75,189

Held to Maturity
Debt Securities:
Residential mortgage-backed	$19,090	$—	$(2,521)	$16,569
State and municipal	1,567	—	(45)	1,522
U.S. Government and agency	1,439	1	—	1,440
Total securities held to maturity	$22,096	$1	$(2,566)	$19,531

During the three and nine months ended September 30, 2025, the Company had no sales of available for sale securities or held to maturity securities. During the three and nine months ended September 30, 2024, the Company had sales of available for sale securities with an amortized cost basis of $5,500 with a loss of $1 and no sales of held to maturity securities.

At September 30, 2025 and December 31, 2024, securities with a fair value of $17,467 and $17,862, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2025, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$—	$—
Due from one to five years	5,057	4,950	135	130
Due in five to ten years	14,018	12,979	1,067	1,065
After ten years	6,267	5,151	1,065	1,066
Residential mortgage-backed	15,042	14,361	16,807	15,098
Collateralized mortgage obligations	49,633	48,455	—	—
Total	$90,017	$85,896	$19,074	$17,359

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2025
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (0,83)	$—	$—	$23,470	$(2,454)
Collateralized mortgage obligations (7,13)	12,964	(161)	18,489	(1,385)
State and municipal (0,14)	—	—	11,856	(1,285)
Corporate bonds (2,13)	1,488	(12)	5,463	(1,037)
U.S. Government and agency (1,0)	1,065	(1)	—	—
Total	$15,517	$(174)	$59,278	$(6,161)

	December 31, 2024
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (1,83)	$434	$(20)	$25,287	$(3,706)
Collateralized mortgage obligations (8,15)	15,185	(224)	22,316	(2,037)
State and municipal (1,17)	309	(1)	14,126	(1,891)
Corporate bonds (2,12)	1,581	(20)	4,611	(1,139)
Total	$17,509	$(265)	$66,340	$(8,773)

At September 30, 2025 and December 31, 2024, the Company had investment securities with approximately $6,161 and $8,773, respectively, in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the unrealized losses was primarily the change in market interest rates and not the issuers’ financial condition or downgrades by rating agencies. The Company has the ability and intent to hold such securities until maturity.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The Company monitors credit quality of debt securities held-to-maturity through the use of nationally recognized credit ratings. The Company monitors credit ratings on a continual basis. The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$16,807	$1,065	$1,067
Baa1	—	135	—
	$16,807	$1,200	$1,067

	December 31, 2024
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$19,090	$1,433	$1,439
Baa1	—	134	—
	$19,090	$1,567	$1,439

As of September 30, 2025 and December 31, 2024, there were no securities held to maturity on nonaccrual status or past due status.

Mortgage-backed Securities and Collateralized Mortgage Obligations

The unrealized losses on the Company’s investments in mortgage-backed securities and collateralized mortgage obligations were caused by market interest rate increases and changes in prepayment speeds and not credit quality. It is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity. The unrealized losses on the Company’s investment in mortgage-backed securities have not been recognized into income and no allowance for credit losses was established at September 30, 2025 or December 31, 2024.

U.S. Government and Agency Securities

The unrealized losses on the Company’s investments in U.S. government and agency securities have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be at maturity. The decline in fair value is largely due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at September 30, 2025 and December 31, 2024.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Municipal Securities and Corporate Bonds

The unrealized losses on the Company’s investments in state and municipal securities and corporate bonds have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be at maturity. The decline in fair value is largely due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at September 30, 2025 and December 31, 2024.

Note 4 -   Loans and Allowance for Credit Losses

A summary of the balances of loans and leases follows:

	September 30,	December 31,
	2025	2024
Real estate
Construction and land	$48,851	$54,136
Farmland	9,916	9,540
1-4 Residential and multi-family	151,348	156,068
Commercial Real Estate	55,216	56,068
Total real estate	265,331	275,812
Agriculture	37	55
Commercial	5,516	6,315
Municipalities	13,005	9,253
Consumer and other	4,287	5,495
Subtotal	288,176	296,930
Less: allowance for credit losses	(3,247)	(3,222)
Loans and leases, net	$284,929	$293,708

Direct financing leases of $1,228 and $1,292 are included in consumer and other loans at September 30, 2025 and December 31, 2024, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The following tables set forth information regarding the activity in the allowance for credit losses for the three and nine months ended September 30, 2025 and September 30, 2024:

	September 30, 2025
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Three months ended
Beginning balance, July 1, 2025	$553	$77	$1,436	$638	$1	$356	$92	$74	$3,227
Provision (credit) for credit losses	483	5	(38)	17	(1)	11	1	9	487
Loans charged-off	(453)	—	—	—	—	—	—	(15)	(468)
Recoveries	—	—	—	—	—	—	—	1	1
Balance, September 30, 2025	$583	$82	$1,398	$655	$—	$367	$93	$69	$3,247
Nine months ended
Balance, January 1, 2025	$632	$74	$1,355	$605	$1	$375	$83	$97	$3,222
Provision (credit) for credit losses	404	8	46	50	(1)	(8)	10	4	513
Loans charged-off	(453)	—	(3)	—	—	—	—	(36)	(492)
Recoveries	—	—	—	—	—	—	—	4	4
Balance, September 30, 2025	$583	$82	$1,398	$655	$—	$367	$93	$69	$3,247

	September 30, 2024
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Three months ended
Beginning balance, July 1, 2024	$431	$55	$1,398	$452	$1	$448	$69	$121	$2,975
Provision for credit losses	151	17	(15)	124	—	19	10	(7)	299
Loans charged-off	—	—	(16)	—	—	(84)	—	(5)	(105)
Recoveries	—	—	—	—	—	—	—	5	5
Balance, September 30, 2024	$582	$72	$1,367	$576	$1	$383	$79	$114	$3,174
Nine months ended
Balance, January 1, 2024	$378	$66	$1,621	$482	$2	$441	$18	$88	$3,096
Provision for credit losses	204	6	(238)	94	(1)	26	61	59	211
Loans charged-off	—	—	(16)	—	—	(84)	—	(75)	(175)
Recoveries	—	—	—	—	—	—	—	42	42
Balance, September 30, 2024	$582	$72	$1,367	$576	$1	$383	$79	$114	$3,174

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$—	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	1,077	—	—
Commercial real estate	45	—	—
Agriculture	—	—	—
Commercial	80	990	—
Municipalities	—	—	—
Consumer and other	5	—	—
Total	$1,207	$990	$—

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

	December 31, 2024
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$301	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	610	—	—
Commercial real estate	51	—	—
Agriculture	—	—	—
Commercial	23	1,140	—
Municipalities	—	—	—
Consumer and other	—	—	—
Total	$985	$1,140	$—

The Company did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2025 or September 30, 2024.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
1-4 Residential & multi-family	$1,203	$—	$—
Commercial real estate	45	—	—
Commercial	—	259	811
Consumer and other	—	—	5
Total	$1,248	$259	$816

	December 31, 2024
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
Construction and land	301	—	—
1-4 Residential & multi-family	$745	$—	$—
Commercial real estate	51	—	—
Commercial	—	297	866
Total	$1,097	$297	$866

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The Company had $2,323 and $2,260 in collateral-dependent loans at September 30, 2025 and December 31, 2024, respectively.

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

Three and Nine months ended September 30, 2025 and 2024

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes in methodology were made during the nine months ended September 30, 2025.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Based on the most recent analysis performed, the risk category of loans by class of loans and gross chargeoffs as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Construction and land
Risk rating
Pass	$16,163	$20,323	$8,743	$1,621	$593	$1,408	$48,851
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$16,163	$20,323	$8,743	$1,621	$593	$1,408	$48,851
Current period gross charge-offs	$—	$—	$453	$—	$—	$—	$453
Farmland
Risk rating
Pass	$1,744	$3,006	$1,669	$1,615	$271	$1,611	$9,916
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$1,744	$3,006	$1,669	$1,615	$271	$1,611	$9,916
1-4 Residential & multi-family
Risk rating
Pass	$10,194	$11,822	$28,653	$17,273	$26,711	$53,776	$148,429
Special mention	—	—	217	—	244	309	770
Substandard	—	—	1,361	—	—	788	2,149
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$10,194	$11,822	$30,231	$17,273	$26,955	$54,873	$151,348
Current period gross charge-offs	$—	$—	$3	$—	$—	$—	$3
Commercial real estate
Risk rating
Pass	$2,518	$13,742	$13,175	$4,985	$6,896	$13,183	$54,499
Special mention	—	—	—	—	—	672	672
Substandard	—	—	—	—	—	45	45
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$2,518	$13,742	$13,175	$4,985	$6,896	$13,900	$55,216
Agriculture
Risk rating
Pass	$—	$—	$29	$—	$8	$—	$37
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$—	$—	$29	$—	$8	$—	$37
Commercial
Risk rating
Pass	$1,506	$1,989	$495	$233	$22	$199	$4,444
Special mention	—	—	—	—	—	—	—
Substandard	—	89	—	—	724	259	1,072
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$1,506	$2,078	$495	$233	$746	$458	$5,516
Municipalities
Risk rating
Pass	$4,079	$8,131	$795	$—	$—	$—	$13,005
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$4,079	$8,131	$795	$—	$—	$—	$13,005
Consumer and other
Risk rating
Pass	$1,239	$1,942	$428	$172	$485	$—	$4,266
Special mention	—	—	16	—	—	—	16
Substandard	5	—	—	—	—	—	5
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$1,244	$1,942	$444	$172	$485	$—	$4,287
Current period gross charge-offs	$36	$—	$—	$—	$—	$—	$36

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months ended September 30, 2025 and 2024

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

Three and Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan. The following is an aging analysis for loans as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$—	$—	$—	$—	$48,851	$48,851
Farmland	—	—	—	—	9,916	9,916
1‑4 Residential & multi-family	251	187	—	438	150,910	151,348
Commercial real estate	3,532	—	—	3,532	51,684	55,216
Agriculture	—	—	—	—	37	37
Commercial	121	19	28	168	5,348	5,516
Municipalities	—	—	—	—	13,005	13,005
Consumer and other	15	—	—	15	4,272	4,287
Total	$3,919	$206	$28	$4,153	$284,023	$288,176

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$—	$—	$301	$301	$53,835	$54,136
Farmland	—	—	—	—	9,540	9,540
1‑4 Residential & multi-family	260	8	25	293	155,775	156,068
Commercial real estate	301	—	—	301	55,767	56,068
Agriculture	—	—	—	—	55	55
Commercial	2	—	—	2	6,313	6,315
Municipalities	—	—	—	—	9,253	9,253
Consumer and other	2	—	—	2	5,493	5,495
Total	$565	$8	$326	$899	$296,031	$296,930

All interest accrued but not collected for loans that are placed on nonaccrual status or are charged‐off is reversed against interest income. The interest on these loans is accounted for on the cash‐basis or cost‐recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the three and nine months ended September 30, 2025 and 2024.

The following table presents interest income recognized on loans that are collateral-dependent and individually reviewed for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Real estate
1-4 Residential & multi-family	$—	$1	$—	$4
Commercial	—	1	—	6
	$—	$2	$—	$10

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

During the three and nine months ended September 30, 2025 and 2024, there were no modifications of loans to borrowers in financial difficulty.

There have been no modifications to borrowers with financial difficulty in the three and nine months ended September 30, 2025 and 2024, that subsequently defaulted. The Company has no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

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

At September 30, 2025 and December 31, 2024, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2025	December 31, 2024
Commitments to extend credit	$30,127	$17,954

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

At September 30, 2025, the Company had no commitments to purchase securities.

The Company has no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated financial statements.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Note 6 -   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Nine Months Ended
	September 30,
	2025	2024
Supplemental cash flow information:
Cash paid for
Interest on deposits	$5,455	$5,396
Interest on FHLB advances	1,505	2,046
Other interest	8	7
Income taxes	188	—
Non-cash activities
Transfer on loans receivable to loans held for sale	$—	26,821
Loan originations to facilitate the sale of other real estate owned	—	150
Loans transferred to other real estate owned	8,883	—
Premises and equipment transferred to other real estate owned	—	558
Lease liabilities arising from obtaining right-of-use assets	290	—

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

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At September 30, 2025 and December 31, 2024, the Bank’s CBLR ratio was 11.53% and 10.84%, respectively, which exceeded all regulatory capital requirements under the CBLR framework, and the Bank was considered to be “well-capitalized.”

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

Three and Nine months ended September 30, 2025 and 2024

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

A description of the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in valuation techniques during either the three and nine months ended September 30, 2025 or the year ended December

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

31, 2024. However, the allowable range of significant unobservable inputs for collateral-dependent loans and other real estate owned was changed to 5% - 25% from 10% - 25% at September 30, 2025. This change was primarily due to a higher number of larger loans in the portfolio.

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

Other real estate owned – Fair values are valued at the time the loan is foreclosed upon and the asset is transferred from loans or when the asset is transferred into other real estate owned from premises and equipment. The value is based upon primarily third-party appraisals less estimated costs to sell. The appraisals are generally discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Such discounts are typically significant and result in Level 3 classification of inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same or similar factors above.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$14,361	$—	$14,361
Collateralized mortgage obligations	—	48,455	—	48,455
State and municipal	—	13,567	—	13,567
Corporate bonds	—	9,513	—	9,513
Total financial assets	$—	$85,896	$—	$85,896

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$9,151	$—	$9,151
Collateralized mortgage obligations	—	46,568	—	46,568
State and municipal	—	13,277	—	13,277
Corporate bonds	—	6,193	—	6,193
Derivative instruments	—	419	—	419
Total financial assets	$—	$75,608	$—	$75,608

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

Three and Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$702	$702
Nonfinancial assets
Other real estate owned	—	—	9,271	9,271
	$—	$—	$9,973	$9,973

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$861	$861
Nonfinancial assets
Other real estate owned	—	—	480	480
	$—	$—	$1,341	$1,341

During the three and nine months ended September 30, 2025 and 2024, certain collateral-dependent loans were remeasured and reported at fair value through a specific allocation of the allowance for credit losses based upon the fair value of the underlying collateral. The fair value of collateral dependent loans is determined based on collateral valuations utilizing Level 3 valuation inputs. At September 30, 2025, collateral-dependent loans with a carrying value of $990 were reduced by specific valuation allowance allocations totaling $288 to a reported fair value of $702. At December 31, 2024, collateral dependent loans with a carrying value of $1,140 were reduced by specific valuation allowance allocations totaling $279 to a reported fair value of $861.

At September 30, 2025, the Company had other real estate owned consisting of one small bank property that was purchased for future expansion, one multi-family property acquired through foreclosure and two land development projects belonging to one customer that were transferred through deeds in lieu of foreclosure. The reported fair value includes a deduction for estimated costs to sell and all properties are currently listed for sale. At December 31, 2024, the Company had other real estate owned consisting of two bank properties that were purchased for future expansion but then listed for sale.

The estimated fair value amounts of other real estate owned have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	September 30, 2025	Technique	Inputs	Values
Collateral-dependent loans	$702	Appraisal of collateral (1)	Appraisal adjustment	5-25%

Other real estate owned	$9,271	Appraisal of collateral (1)	Appraisal adjustment	5-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2024	Technique	Inputs	Values
Collateral-dependent loans	$861	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Other real estate owned	$480	Appraisal of collateral (1)	Appraisal adjustment	10-25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30, 2025
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$12,183	$—	$—	$12,183	$12,183
Interest bearing deposits in banks	1,297	—	—	1,297	1,297
Securities held to maturity	—	17,359	—	17,359	19,074
Loans, net	—	—	273,877	273,877	283,701
Net investment in direct financing leases	—	—	1,228	1,228	1,228
Accrued interest receivable	1,605	—	—	1,605	1,605
Restricted investments carried at cost	—	3,463	—	3,463	3,463
Mortgage servicing rights	—	—	214	214	214
Financial liabilities
Deposits	—	—	305,353	305,353	334,162
FHLB advances	—	—	49,622	49,622	48,772
Accrued interest payable	684	—	—	684	684

	December 31, 2024
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$13,290	$—	$—	$13,290	$13,290
Interest bearing deposits in banks	9,720	—	—	9,720	9,720
Securities held to maturity	—	19,531	—	19,531	22,096
Loans, net	—	—	276,028	276,028	292,416
Net investment in direct financing leases	—	—	1,292	1,292	1,292
Accrued interest receivable	1,919	—	—	1,919	1,919
Restricted investments carried at cost	—	4,252	—	4,252	4,252
Mortgage servicing rights	—	—	230	230	230
Financial liabilities
Deposits	—	—	302,400	302,400	335,828
FHLB advances	—	—	49,911	49,911	49,878
Accrued interest payable	759	—	—	759	759

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

Three and Nine months ended September 30, 2025 and 2024

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $56 and $166 for the three and nine months ended September 30, 2025 and $46 and $139 for the three and nine months ended September 30, 2024.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months ended September 30, 2025 and 2024

(Amounts in thousands, except share, per share data, and percentages)

A summary of the ESOP shares as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Shares allocated to participants	56,768	56,768
Shares committed to be released to participants	10,358	—
Shares distributed to terminated participants	(12,342)	(5,151)
Unreleased shares	193,495	203,853
Total	248,279	255,470
Fair value of unreleased shares	$3,129	$3,109

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Texas Community Bancshares, Inc.’s (the “Company”) consolidated financial condition at September 30, 2025 and consolidated results of operations for the three and nine months ended September 30, 2025 and 2024. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements, and notes, contained in the Annual Report on Form 10-K for the year ended December 31, 2024.

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

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total Assets. Total assets were $439.5 million at September 30, 2025, a decrease of $4.0 million, or 0.9%, from $443.5 million at December 31, 2024. The decrease was due primarily to a decrease of $8.8 million in net loans and leases offset by an increase of $8.8 million in other real estate owned, and a decrease of $8.4 million in interest bearing deposits in banks, a decrease of $1.1 million in cash and cash equivalents and a decrease in restricted investments carried at cost of $789,000 partially offset by an increase in securities of $7.7 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.1 million, or 8.3%, to $12.2 million (which includes fed funds sold of $7.1 million) at September 30, 2025 from $13.3 million (which includes fed funds sold of $9.3 million) at December 31, 2024. This decrease was primarily the result of a decrease of $1.1 million in FHLB advances.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks decreased $8.4 million, or 86.6%, to $1.3 million at September 30, 2025, compared to $9.7 million at December 31, 2024. The decrease was primarily the result of an increase in securities of $7.7 million and a decrease in deposits of $1.7 million partially offset by a $789,000 decrease in restricted investments carried at cost due to the Federal Home Loan Bank repurchasing a portion of its stock.

Securities Available for Sale. Securities available for sale increased by $10.7 million, or 14.2%, to $85.9 million at September 30, 2025 from $75.2 million at December 31, 2024. During the nine months ended September 30, 2025, there were purchases of securities of $21.2 million offset by net paydowns of $12.5 million. Accumulated other comprehensive loss decreased by $1.5 million, or 31.3%, to $3.3 million, net of tax, from $4.8 million, net of tax, due primarily to changes in market interest rates and the termination of a derivative instrument. Gross unrealized losses on the AFS portfolio consisting of 87 securities decreased from $6.5 million, or 7.9% of the portfolio’s amortized cost of $81.6 million at December 31, 2024, to $4.1 million, or 4.6%, of the amortized cost of $90.0 million at September 30, 2025. These unrealized losses are due to increases in market interest rates. At September 30, 2025, the AFS portfolio was comprised of 16.7% residential mortgage backed securities, 56.4% collateralized mortgage obligations, 15.8% state and municipal securities and 11.1% corporate bonds.

Securities Held to Maturity. Securities held to maturity decreased by $3.0 million, or 13.6%, to $19.1 million at September 30, 2025 from $22.1 million at December 31, 2024. This decrease is due to paydowns of $3.0 million. The HTM portfolio had 67 securities with gross unrealized losses of $1.7 million, or 8.9%, of the amortized cost of $19.1 million at September 30, 2025 compared to $2.6 million, or 11.6%, of the amortized cost of $22.1 million at December 31, 2024. These unrealized losses are due to increases in market interest rates. At September 30, 2025, the HTM portfolio was comprised of 88.1% residential mortgage backed securities, 6.3% state and municipal securities and 5.6% U.S government and agency bonds.

Loans and Leases Receivable, Net. Net loans and leases receivable decreased $8.8 million, or 3.0%, to $284.9 million at September 30, 2025 from $293.7 million at December 31, 2024. The decrease in loans was primarily due to three loans totaling $9.0 million that were on nonaccrual in the prior quarter being moved to real estate owned. There were new loan originations of $39.9 million and $2.8 million in loans repurchased from the 2024 loan sale partially offset by payoffs and contractual repayments.

The loan and lease portfolio totaled $288.2 million and was comprised of $265.3 million, or 92.1%, real estate loans, $5.5 million, or 1.9%, commercial and industrial loans, $13.0 million, or 4.5%, municipal loans and $4.4 million, or 1.5%, consumer loans and other loans. Real estate loans include $140.2 million, or 48.6%, 1-4 family residential loans, $11.2 million, or 3.9%, multi-family loans, $55.2 million, or 19.2%, commercial real estate (CRE) loans, $16.6 million, or 5.8%, 1-4 family construction loans, $32.3 million, or 11.2%, other construction and development loans and $9.9 million, or 3.4%, farmland loans. Total loans include interim construction loans of $25.5 million, or 75.7%, of the completed project balance of $33.7 million which includes $9.7 million in single-family residence loans, including $5.6 million in speculative construction loans to builders, $600,000 in subdivision construction, $6.0 million in multi-family construction loans and $9.2 million in CRE loans. The total construction loan portfolio consisted of 48 loans with completed project balances of $33.7 million at September 30, 2025 compared to 55 loans totaling $42.5 million at December 31, 2024.

At September 30, 2025, commercial real estate loans consisted of $25.2 million owner occupied and $30.0 million non-owner occupied real estate. At September 30, 2025, commercial real estate loans primarily included loans collateralized by self-storage facilities ($16.1 million), gas stations with convenience stores ($9.5 million), commercial rental properties ($7.4 million), churches ($4.4 million), rural water district assets ($3.8 million), restaurants ($3.2 million), and metal building manufacturer assets ($2.0 million). The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. Generally, we require the debt service coverage ratio to be at least 1.2x. The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of commercial real estate borrowers. We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial conditions of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property, debt service capabilities, global cash flows of the borrower and other guarantors, and the borrower’s payment history with us and other financial institutions.

Other Real Estate Owned. Other real estate owned increased $8.8 million, or 1,837.5%, to $9.3 million at September 30, 2025 from $480,000 at December 31, 2024. At December 31, 2024, there were two properties in other real estate owned that were properties the bank had purchased for expansion and in 2024 decided to sell. One of these properties was sold in 2025 and one remains at a value of $167,000 at September 30, 2025. Four additional properties were added to other real estate owned. One of these was sold at a gain and three remain at September 30, 2025 including a residential development property in Dallas, Texas with a carrying value of $1.3 million, a commercial development property in North Richland Hills, Texas with a carrying value of $2.1 million, and a multi-family property in our primary service area with a carrying value of $5.7 million. We are actively marketing all four other real estate owned properties.

Deposits. Deposits decreased $1.6 million, or 0.5%, to $334.2 million at September 30, 2025 from $335.8 million at December 31, 2024. Core deposits (defined as all deposits other than certificates of deposit) decreased $11.7 million, or 5.7%, to $194.2 million at September 30, 2025 from $205.9 million at December 31, 2024. Certificates of deposit increased $10.0 million, or 7.7%, to $139.9 million at September 30, 2025 from $129.9 million at December 31, 2024. At September 30, 2025, there were $22.0 million in brokered deposits and $2.7 million in listed deposits. The year-to-date average cost of interest-bearing deposits decreased 12 basis points, or 4.7%, to 2.47% at September 30, 2025 compared to 2.59% at December 31, 2024. At September 30, 2025, there were 197 accounts with balances in excess of the $250,000 FDIC insurance limit with an aggregate balance of $92.9 million, or 27.8% of deposits. The amount that was over the FDIC insurance limit was $43.6 million, or 13.0%, that was potentially uninsured, including certificates of deposit of $14.1 million, money market accounts of $9.5 million and $20.1 million in checking and savings accounts.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank decreased by $1.1 million, or 2.2%, to $48.8 million at September 30, 2025 from $49.9 million at December 31, 2024 due to contractual principal payments on amortizing advances. There is one short-term advance for $3.0 million that will mature in 2025.

Total Shareholders’ Equity. Total shareholders’ equity increased $1.4 million, or 2.7%, to $53.5 million at September 30, 2025 from $52.1 million at December 31, 2024. This increase was primarily due to net income of $2.0 million for the nine months ended September 30, 2025. The Company had additional increases in equity of $456,000 from vesting of equity awards granted under the 2022 Equity Plan and an increase of $166,000 from the accrual of ESOP commitments for the nine months ended September 30, 2025 partially offset by a decrease of $2.3 million from the repurchase of 146,500 shares of its common stock and quarterly dividends paid totaling $360,000. At September 30, 2025, there was a decrease in the accumulated other comprehensive loss of $1.5 million, net of tax, due to changes in market interest rates and the termination of a derivative instrument.

At September 30, 2025, Broadstreet Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes. A community bank leverage ratio of at least 9.0% is required to be considered “well capitalized” under regulatory requirements. At September 30, 2025, Broadstreet Bank was well capitalized and had a ratio of 11.53%.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are only included in the computation of average balances. Average yields for loans include loan fees of $80,000 and $175,000 for the three months ended September 30, 2025 and 2024, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Three Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$296,289	$4,334	5.85%	$279,049	$4,043	5.80%
Allowance for credit losses	(3,239)			(3,024)
Securities	103,322	1,100	4.26%	108,362	1,070	3.95%
Restricted investments	2,709	35	5.17%	3,610	55	6.09%
Interest bearing deposits in banks	4,078	46	4.51%	8,279	125	6.04%
Federal funds sold	4,403	49	4.45%	19,383	274	5.65%
Financial derivative	—	—		284	135
Total interest earning assets	407,562	5,564	5.46%	415,943	5,702	5.48%
Noninterest earning assets	31,445			29,000
Total assets	$439,007			$444,943

Interest-bearing liabilities:
Interest bearing demand deposits	$60,698	79	0.52%	$70,172	122	0.70%
Regular savings and other deposits	42,994	41	0.38%	44,677	42	0.38%
Money market deposits	43,782	292	2.67%	44,859	370	3.30%
Certificates of deposit	138,896	1,369	3.94%	121,039	1,309	4.33%
Total interest bearing deposits	286,370	1,781	2.49%	280,747	1,843	2.63%
Advances from FHLB	48,908	504	4.12%	67,001	643	3.84%
Other liabilities	160	2	5.00%	731	3	1.64%
Total interest bearing liabilities	335,438	2,287	2.73%	348,479	2,489	2.86%
Noninterest bearing demand deposits	52,602			49,461
Other noninterest bearing liabilities	4,904			4,695
Total liabilities	392,944			402,635
Total shareholders’ equity	46,063			42,308
Total liabilities and shareholders' equity	$439,007			$444,943
Net interest income		$3,277			$3,213
Net interest rate spread (1)			2.73%			2.62%
Net interest earning assets (2)	$72,124			$67,464
Net interest margin (3)			3.22%			3.09%
Average interest earning assets to interest bearing liabilities			121.50%			119.36%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Three Months Ended September 30, 2025 and September 30, 2024

Net Income. The Company had net income of $680,000 for the three months ended September 30, 2025, compared to net income of $515,000 for the three months ended September 30, 2024, an increase of $165,000, or 32.0%. The increase was primarily due to a $64,000, or 2.0%, increase in net interest income, and a $597,000, or 112.6%, increase in noninterest income from $530,000 for the three months ended September 30, 2024 to $1.1 million for the three months ended September 30, 2025. This was partially offset by an increase of $224,000, or 85.2%, in the provision for credit loss from $263,000 for the three months ended September 30, 2024 to $487,000 for the three months ended September 30, 2025, and an increase of $274,000, or 9.5%, in noninterest expense from $2.9 million for the three months ended September 30, 2024 to $3.2 million for the three months ended September 30, 2025.

Interest Income. Interest income decreased $138,000 or 2.4%, to $5.6 million for the three months ended September 30, 2025 from $5.7 million for the three months ended September 30, 2024. This was primarily the result of decreased interest income on federal funds sold due to a decrease in the average balance and decreased yields and a decrease in interest income on financial derivatives following the termination of derivative contracts in the first quarter of 2025 partially offset by an increase in interest income on loans due to increased yields and an increase in the average loan balance. Average interest earning assets decreased by $8.3 million, or 2.0%, from $415.9 million for the three months ended September 30, 2024 to $407.6 million for the three months ended September 30, 2025 primarily from a decrease in federal funds sold of $15.0 million, a decrease in securities of $5.1 million, a decrease in interest bearing deposits in banks of $4.2 million partially offset by an increase in loans of $17.3 million. The yield on average interest earning assets decreased two basis points, or 0.4%, from 5.48% for the three months ended September 30, 2024 to 5.46% for the three months ended September 30, 2025.

Interest income on loans increased $291,000, or 7.2%, to $4.3 million for the three months ended September 30, 2025 from $4.0 million for the three months ended September 30, 2024. This increase resulted primarily from an increase in average loan balances of $17.3 million, or 6.2%, from $279.0 million for the three months ended September 30, 2024 to $296.3 million for the three months ended September 30, 2025, with an increase in loan yield of five basis points, or 0.9%, to 5.85% for the three months ended September 30, 2025 from 5.80% for the three months ended September 30, 2024. The increase in loan volume was due primarily to loan growth and average loans being lower in the prior year following the sale of loans in the first quarter of 2024.

Interest income on securities increased $30,000, or 2.8%. This increase was due primarily to a 31 basis point increase in yield on the securities portfolio from 3.95% for the three months ended September 30, 2024 to 4.26% for the three months ended September 30, 2025 due primarily to purchases of higher yielding securities. The average securities balance decreased $5.1 million, from $108.4 million for the three months ended September 30, 2024 to $103.3 million for the three months ended September 30, 2025 due primarily to contractual paydowns and maturities.

Interest income on restricted investments, which includes stock dividends from the Federal Home Loan Bank (FHLB) and our primary correspondent bank, decreased $20,000, or 36.4%, from $55,000 for the three months ended September 30, 2024 to $35,000 for the three months ended September 30, 2025. This decrease resulted primarily from a decrease in the average balance of these investments of $901,000, or 25.0%, from $3.6 million for the three months ended September 30, 2024 to $2.7 million for the three months ended September 30, 2025 primarily due to the FHLB repurchasing $1.1 million in excess stock following a reduction in outstanding advances and a decrease of 92 basis points, or 15.1%, in the average yield from 6.09% for the three months ended September 30, 2024 to 5.17% for the three months ended September 30, 2025 due primarily to a reduction in the dividend rate paid by FHLB.

Interest income on interest bearing deposits in banks decreased $79,000, or 63.2%, from $125,000 for the three months ended September 30, 2024 to $46,000 for the three months ended September 30, 2025. This decrease is due primarily to a decrease in average interest-bearing deposits of $4.2 million, or 50.6%, from $8.3 million for the three months ended September 30, 2024 to $4.1 million for the three months ended September 30, 2025 and a decrease in average yield of 153 basis points, or 25.3%, from 6.04% for the three months ended September 30, 2024 to 4.51% for the three months ended September 30, 2025. Fed funds interest decreased $225,000, or 82.1%, from $274,000 for the three months ended September 30, 2024 to $49,000 for the three months ended September 30, 2025. This decrease resulted primarily from a decrease in average fed funds balances of $15.0 million, or 77.3%, from $19.4 million for the three months ended September 30, 2024 to $4.4 million for the three months ended September 30, 2025 and a decrease in average yield of 120 basis points, or 21.3%, from 5.65% for the three months ended September 30, 2024 to 4.45% for the three months ended September 30, 2025. These decreases were primarily due to the Company maintaining higher account balances due to receiving cash from the loan sale in the first half of 2024 in addition to decreases in fed funds rates and other market interest rates.

Interest income from the fair value hedge was $135,000 for the three months ended September 30, 2024. A financial derivative was terminated on January 15, 2025, so there is no related interest income after the first quarter of 2025. The gain on the asset at the time of termination is amortized over the remaining life of those securities.

Interest Expense. Total interest expense decreased $202,000, or 8.1%, to $2.3 million for the three months ended September 30, 2025 from $2.5 million for the three months ended September 30, 2024 primarily due to a decrease in average interest-bearing liabilities of $13.1 million, or 3.8%, to $335.4 million for the three months ended September 30, 2025 from $348.5 million for the three months ended September 30, 2024 and a decrease in the average cost of interest-bearing liabilities of 13 basis points, or 4.5%, from 2.86% for the three months ended September 30, 2024 to 2.73% for the three months ended September 30, 2025, primarily due the reduction in rates on interest bearing deposits.

Interest expense on deposit accounts decreased $62,000, or 3.4%, to $1.8 million, with a decrease in the average deposit cost of 14 basis points, or 5.3%, from 2.63% for the three months ended September 30, 2024 to 2.49% for the three months ended September 30, 2025 partially offset by an increase in average interest-bearing deposits of $5.7 million, or 2.0% from $280.7 million for the three months ended September 30, 2024 to $286.4 million for the three months ended September 30, 2025, with the increase being in certificates of deposit which included an additional $10.0 million in brokered deposits.

Interest expense on Federal Home Loan Bank advances decreased $139,000, or 21.6%, to $504,000 for the three months ended September 30, 2025 from $643,000 for the three months ended September 30, 2024. This decrease was due primarily to a decrease in the average balance of FHLB advances of $18.1 million, or 27.0%, to $48.9 million for the three months ended September 30, 2025 from $67.0 million for the three months ended September 30, 2024. The increase in average cost of 28 basis points, or 7.4%, is primarily due to maturities and paydowns of advances with lower rates than the weighted average cost of all FHLB borrowings.

Net Interest Income. Net interest income increased $64,000, or 2.0%, to $3.3 million for the three months ended September 30, 2025 from $3.2 million for the three months ended September 30, 2024 due primarily to an increase in net interest margin of 13 basis points, or 4.1%, to 3.22% for the three months ended September 30, 2025 from 3.09% for the three months ended September 30, 2024. The increase in net interest margin is due primarily to the purchase of higher yielding securities, a decrease in rates paid on interest bearing deposit accounts, an increase in loan balances and a decrease in FHLB advances. Net interest earning assets increased $4.7 million, or 6.9%, to $72.1 million for the three months ended September 30, 2025 from $67.5 million for the three months ended September 30, 2024.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses increased $224,000, or 85.2%, to $487,000 for the three months ended September 30, 2025 from $263,000 for the three months ended September 30, 2024, primarily due to a $453,000 charge to the allowance related to a foreclosed multi-family property in the third quarter of 2025. Excluding this charge, the provision for credit losses would have decreased $229,000 due to a lower end of period loan balance due primarily to moving loans to other real estate owned. The allowance for credit losses was 1.13% of total loans at September 30, 2025.

Noninterest Income. Noninterest income increased $597,000, or 112.6%, to $1.1 million for the three months ended September 30, 2025 from $530,000 for the three months ended September 30, 2024. This increase was due primarily to a net gain of $530,000 recognized on foreclosed properties moved into other real estate owned being written up to fair value, less estimated cost to sell, and $72,000 in rental income primarily from a foreclosed multi-family property which became other real estate owned in the three months ended September 30, 2025.

Noninterest Expense. Noninterest expense increased $274,000, or 9.5%, to $3.2 million for the three months ended September 30, 2025 from $2.9 million for the three months ended September 30, 2024 primarily due to an increase in other expenses of $236,000, or 42.8%, from $551,000 for the three months ended September 2024 to $787,000 for the three months ended September 30, 2025. This includes expenses of $164,000 related to foreclosed properties held in other real estate owned, including utilities, maintenance, insurance, legal fees and real estate taxes. Other expenses also includes increases in audit and accounting expense of $28,000, and increases in marketing expense of $34,000 due to hiring a marketing firm and significantly increasing our media presence through new outlets including television and streaming services. Occupancy and equipment expenses increased $43,000, or 16.5%, from $261,000 for the three months ended September 30, 2024 to $304,000 for the three months ended September 30, 2025 due primarily to higher property taxes due to normal increases and higher values due to new buildings and expenses related to the lease of new administrative offices. These increases were partially offset a decrease in salary and employee benefit expenses of $69,000, or 4.2%, due primarily to reduced benefit costs related to executive officers and directors and a reduction of $18,000 in director fees due to a reduction in board size. Salary and employee benefit expenses were $1.6 million for the three months ended September 30, 2025.

Income Tax Expense. Income tax expense decreased by $2,000, or 2.3%, to $86,000 for the three months ended September 30, 2025 from $88,000 for the three months ended September 30, 2024. Net income before taxes increased $163,000 from $603,000 for the three months ended September 30, 2024 to $766,000 for the three months ended September 30, 2025 and the effective tax rate was 11.2% and 14.6% for the three months ended September 30, 2025 and 2024, respectively. The decrease in effective tax rate was primarily due to tax-exempt income increasing at a faster rate than taxable income.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are only included in the computation of average balances. Average yields for loans include loan fees of $321,000 and $375,000 for the nine months ended September 30, 2025 and 2024, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Nine Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$298,648	$13,005	5.81%	$278,808	$11,553	5.52%
Allowance for credit losses	(3,254)			(2,997)
Securities	98,334	3,120	4.23%	114,557	3,526	4.10%
Restricted stock	2,999	129	5.74%	3,558	164	6.15%
Interest-bearing deposits in banks	7,841	262	4.46%	14,404	603	5.58%
Federal funds sold	5,023	166	4.41%	14,129	580	5.47%
Financial derivative	25	(10)		442	375
Total interest-earning assets	409,616	16,672	5.43%	422,901	16,801	5.30%
Noninterest-earning assets	29,834			28,675
Total assets	$439,450			$451,576

Interest-bearing liabilities:
Interest-bearing demand deposits	$65,794	290	0.59%	$68,852	345	0.67%
Regular savings and other deposits	43,205	124	0.38%	46,422	117	0.34%
Money market deposits	45,589	923	2.70%	43,535	1,089	3.34%
Certificates of deposit	135,639	4,040	3.97%	121,060	3,862	4.25%
Total interest-bearing deposits	290,227	5,377	2.47%	279,869	5,413	2.58%
Advances from the Federal Home Loan Bank	49,308	1,508	4.08%	72,714	2,022	3.71%
Other liabilities	238	8	4.48%	723	7	1.29%
Total interest-bearing liabilities	339,773	6,893	2.70%	353,306	7,442	2.81%
Noninterest-bearing demand deposits	50,455			51,789
Other noninterest-bearing liabilities	4,153			4,415
Total liabilities	394,381			409,510
Total shareholders' equity	45,069			42,066
Total liabilities and shareholders' equity	$439,450			$451,576
Net interest income		$9,779			$9,359
Net interest rate spread (1)			2.72%			2.49%
Net interest-earning assets (2)	$69,843			$69,595
Net interest margin (3)			3.18%			2.95%
Average interest-earning assets to interest-bearing liabilities			120.56%			119.70%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Nine Months Ended September 30, 2025 and September 30, 2024

Net Income. The Company had net income of $2.0 million for the nine months ended September 30, 2025, compared to a net loss of $1.8 million for the nine months ended September 30, 2024, an increase of $3.8 million, or 211.1%. In the first quarter of 2024, the Company made a strategic loan sale at a loss of $3.8 million in order to rebalance the portfolio and demolished a branch office building after constructing a new one resulting in combined nonrecurring deductions from noninterest income of $4.1 million.

Interest Income. Interest income for the nine months ended September 30, 2025 was $16.7 million, which decreased $129,000, or 0.8%, from $16.8 million for the nine months ended September 30, 2024. Interest on loans increased by $1.5 million following the loan sale and strategic restructuring into higher yielding loans in the first quarter of 2024, and an increase in the average loan balance of $19.8 million. However, this was offset by decreases in interest on securities, fed funds and deposits in banks due primarily to lower average balances, and interest income on the financial derivative which was terminated at the beginning of 2025. Average interest earning assets decreased by $13.3 million, or 3.1%, from $422.9 million for the nine months ended September 30, 2024 to $409.6 million for the nine months ended September 30, 2025 but was partially offset by an increase in the yield on average interest earning assets of 13 basis points, or 2.5%, from 5.30% for the nine months ended September 30, 2024 to 5.43% for the nine months ended September 30, 2025.

Interest income on loans increased $1.5 million, or 12.6%, to $13.0 million for the nine months ended September 30, 2025 from $11.5 million for the nine months ended September 30, 2024. This increase resulted primarily from an increase in average loans of $19.8 million, or 7.1%, from $278.8 million for the nine months ended September 30, 2024 to $298.6 million for the nine months ended September 30, 2025 and an increase in average loan yield of 29 basis points, or 5.2%, to 5.81% for the nine months ended September 30, 2025 from 5.52% for the nine months ended September 30, 2024. The increase in loan yield was due primarily to the diversification of the loan portfolio resulting in a reduction of lower yielding residential loans and an increase in higher yielding commercial loans. Interest income on loans would have been $217,000 more had there not been a reversal of accrued interest on two loan relationships totaling $9.0 million being placed on nonaccrual in the second quarter then subsequently moved to other real estate owned in the third quarter of 2025.

Interest income on securities decreased $406,000, or 11.5%, from $3.5 million for the nine months ended September 30, 2024 to $3.1 million for the nine months ended September 30, 2025. This decrease resulted from a decrease in the average balance of securities of $16.3 million, or 14.2%, from $114.6 million for the nine months ended September 30, 2024 to $98.3 million for the nine months ended September 30, 2025, partially offset by an increase of 13 basis points, or 3.1%, in the average yield from 4.10% for the nine months ended September 30, 2024 to 4.23% for the nine months ended September 30, 2025. The yield increase is reflective of the purchase of higher yielding securities over the last year.

Interest income on restricted investments, which includes primarily Federal Home Loan Bank (FHLB) and TIB Bank stock dividends, decreased $35,000, or 21.3%, from $164,000 for the nine months ended September 30, 2024 to $129,000 for the nine months ended September 30, 2025. This decrease resulted from a decrease in the average balance of restricted investments of $559,000, or 15.7%, from $3.6 million for the nine months ended September 30, 2024 to $3.0 million for the nine months ended September 30, 2025, and also from a decrease in the average yield of these investments of 41 basis points, or 6.7%, from 6.15% for the nine months ended September 30, 2024 to 5.74% for the nine months ended September 30, 2025. The decrease in dividends was due primarily to $1.1 million in stock being repurchased in March 2025 by the FHLB due to the decrease in FHLB advances.

Interest income on interest bearing deposits in banks decreased $341,000, or 56.6%, from $603,000 for the nine months ended September 30, 2024 to $262,000 for the nine months ended September 30, 2025. This decrease resulted primarily from a decrease in average interest-bearing deposits of $6.6 million, or 45.8%, from $14.4 million for the nine months ended September 30, 2024 to $7.8 million for the nine months ended September 30, 2025 and a decrease in average yield of 112 basis points, or 20.1%, from 5.58% for the nine months ended September 30, 2024 to 4.46% for the nine months ended September 30, 2025. Interest income on federal funds sold decreased $414,000, or 71.4%, from $580,000 for the nine months ended September 30, 2024 to $166,000 for the nine months ended September 30, 2025.

This decrease was due to a decrease in average federal funds balances of $9.1 million, or 64.5%, from $14.1 million for the nine months ended September 30, 2024 to $5.0 million for the nine months ended September 30, 2025 and a decrease in average yield of 106 basis points, or 19.4%, from 5.47% for the nine months ended September 30, 2024 to 4.41% for the nine months ended September 30, 2025. The decrease in yields on deposits in banks and federal funds is reflective of the decrease in fed funds rates and other market interest rates. During the nine months ended September 30, 2024, the Company maintained higher account balances due to receiving cash from the loan sale.

Interest income from the fair value hedge decreased $385,000 from $375,000 for the nine months ended September 30, 2024 to interest expense of $10,000 for the nine months ended September 30, 2025 due to the termination of a financial derivative. The Company terminated the interest rate swap agreements on January 15, 2025, at a gain of $463,000, which will be recognized in income over the remaining life of the underlying hedged securities.

Interest Expense. Total interest expense decreased $549,000, or 7.4%, to $6.9 million for the nine months ended September 30, 2025 from $7.4 million for the nine months ended September 30, 2024 primarily due to a decrease in average interest-bearing liabilities of $13.5 million, or 3.8%, to $339.8 million for the nine months ended September 30, 2025 from $353.3 million for the nine months ended September 30, 2024 and a decrease in the average cost of interest-bearing liabilities of 11 basis points, or 3.9%, from 2.81% for the nine months ended September 30, 2024 to 2.70% for the nine months ended September 30, 2025, primarily due to a decrease of $23.4 million in average FHLB advances.

Interest expense on deposit accounts decreased $36,000, or 0.7%, to $5.4 million for the nine months ended September 30, 2025, due to a decrease in the average interest-bearing deposit cost of 11 basis points, or 4.2%, from 2.58% for the nine months ended September 30, 2024 to 2.47% for the nine months ended September 30, 2025 with the decrease in average cost being primarily in money market accounts and certificates of deposit. This was partially offset by an increase in average interest-bearing deposits of $10.3 million, or 3.7%, from $279.9 million for the nine months ended September 30, 2024 to $290.2 million for the nine months ended September 30, 2025.

Interest expense on Federal Home Loan Bank advances decreased $514,000, or 25.4%, to $1.5 million for the nine months ended September 30, 2025 from $2.0 million for the nine months ended September 30, 2024. This decrease was due primarily to the decrease in the average balance of Federal Home Loan Bank advances of $23.4 million, or 32.2%, to $49.3 million for the nine months ended September 30, 2025 from $72.7 million for the nine months ended September 30, 2024. The average cost of advances increased 37 basis points, or 10.0%, from 3.71% for the nine months ended September 30, 2024 to 4.08% for the nine months ended September 30, 2025 due to the maturity or paydown of advances with rates significantly lower than the weighted average cost of all FHLB borrowings.

Net Interest Income. Net interest income increased $420,000, or 4.5%, to $9.8 million for the nine months ended September 30, 2025 from $9.4 million for the nine months ended September 30, 2024 due primarily to an increase in net interest margin of 23 basis points, or 7.9%, to 3.18% for the nine months ended September 30, 2025 from 2.95% for the nine months ended September 30, 2024. The increase in net interest margin was primarily due to balance sheet restructurings, which included the loan sale in 2024, allowing us to place the funds in higher yielding assets and increase the rate of repricing interest-earning assets to better align with the rate of repricing liabilities in addition to a more disciplined approach to loan and deposit pricing. The average yield on interest-earning assets increased by 13 basis points, or 2.5%, and the average cost on interest bearing liabilities decreased by 11 basis points, or 3.9%.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses increased $448,000, or 407.3%, to $558,000 for the nine months ended September 30, 2025 from $110,000 for the nine months ended September 30, 2024, due primarily to a $453,000 charge to the allowance related to a foreclosed multi-family property in the third quarter of 2025. Excluding this charge, the provision for credit loss would have been flat when compared to the prior year. The allowance for credit losses was 1.13% of total loans at September 30, 2025.

Noninterest Income. Noninterest income increased $4.8 million, or 184.6%, to $2.2 million for the nine months ended September 30, 2025 from a noninterest loss of $2.6 million for the nine months ended September 30, 2024, primarily due to nonrecurring losses in 2024 of $4.1 million related to the loan sale and branch construction. Excluding these one-time items, noninterest income would have increased by $670,000 over the same period. This increase is due primarily to a net $476,000 gain recognized on foreclosed properties held in other real estate owned, a $73,000 gain on an equity investment held at the holding company, an increase in net appreciation on bank-owned life insurance of $39,000, and a $68,000 increase in other income. These were partially offset by decreases in deposit service charges and other fees of $28,000.

Noninterest Expense. Noninterest expense increased $50,000, or 0.6%, to $9.1 million for the nine months ended September 30, 2025 from $9.0 million for the nine months ended September 30, 2024. This is due primarily to an increase in other expenses of $333,000, or 19.2%, from $1.7 million for the nine months ended September 30, 2024 to $2.1 million for the nine months ended September 30, 2025. This includes expenses of $156,000 related to foreclosed properties held in other real estate owned, including utilities, maintenance, insurance, legal fees and real estate taxes. Other expenses also included increases in marketing expenses of $93,000, and accounting and auditing expenses of $75,000 due primarily to normal increases in audit fees, and the engagement of consultants to provide an enhanced internal audit process as we grow. Increases in other expenses were partially offset by decreases in salaries and employee benefits, technology expense, and director fees.

Salaries and employee benefits decreased $155,000, or 3.1%, to $4.8 million for the nine months ended September 30, 2025 from $4.9 million for the nine months ended September 30, 2024 primarily related to higher benefits cost in 2024 related to the CEO transition and executive and director equity awards that were forfeited in 2025.

Technology expense decreased $128,000, or 35.1% from $365,000 for the nine months ended September 30, 2024 to $237,000 for the nine months ended September 30, 2025 due primarily to card processing fees incurred in the first half of 2024 associated with a “tap” debit card implementation project.

Income Tax Expense. Income tax expense increased by $906,000, or 158.9%, to $336,000 for the nine months ended September 30, 2025 from an income tax benefit of $570,000 for the nine months ended September 30, 2024, due to the increase in net income before taxes of $4.7 million from a loss before taxes of $2.4 million for the nine months ended September 30, 2024 to income before taxes of $2.3 million for the nine months ended September 30, 2025. The effective tax rate was 14.4% and 23.8% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the effective tax rate was primarily due to nontaxable income increasing at a faster rate than taxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. The Federal Reserve Bank of Boston provides the Bank with a federal funds line of credit and we are able to borrow from the Federal Home Loan Bank of Dallas. At September 30, 2025, we had outstanding advances of $48.8 million from the Federal Home Loan Bank of Dallas. At September 30, 2025, we had unused borrowing capacity of $102.5 million with the Federal Home Loan Bank of Dallas. In addition, at September 30, 2025, we had two unused unsecured lines of credit totaling $8.0 million with correspondent banks.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flow for the nine months ended September 30, 2025 and 2024 included as part of the consolidated financial statements included in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Broadstreet Bank, and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Broadstreet Bank. The amount of dividends that Broadstreet Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. At September 30, 2025, Texas Community Bancshares, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $4.6 million.

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

We monitor our large depositors and have discussions with them on how to maximize FDIC coverage to the fullest legal extent, which is limited to coverage of $250,000 per insured depositor. At September 30, 2025, there were 197 accounts with balances in excess of the $250,000 FDIC insurance limit totaling $92.9 million, or 27.8% of deposits. The amount that was over $250,000 was $43.6 million, or 13.0%, that was potentially uninsured, including certificates of deposit of $14.1 million and $29.5 million in checking, MMDA and savings accounts.

At September 30, 2025, the weighted average life (WAL) of our securities portfolio is 5.0 years. The gross unrealized losses on the AFS securities was $4.1 million, or 4.6% of the $90.0 million AFS portfolio and 7.3% of capital. Unrealized losses on the HTM securities were $1.7 million, or 8.9% of the $19.1 million HTM portfolio and 3.0% of capital. The total gross unrealized losses are $5.8 million, or 5.4% of the $109.1 million securities portfolio and 10.3% of capital, which includes $48.4 million, or 44.4%, that are agency issued and guaranteed by the U.S. government. These losses are the result of market interest rate increases and we continue to monitor the portfolio for credit and other risks. The net unrealized loss on AFS securities, and the corresponding other comprehensive loss, was $3.3 million, or 5.7% of capital. Over the next 24 months from September 30, 2025, we expect to receive $46.8 million in cash flow from the securities portfolio with $6.0 million in 2025, $23.0 million in 2026 and $17.8 million in 2027. We should receive $19.1 million of that over the next 12 months. See the Securities section of the management discussion and analysis for more information.

During 2023, the Bank entered into interest rate swap agreements with a total notional amount of $25 million to hedge the risk of changes in the fair value of fixed rate AFS securities for changes in the SOFR benchmark rate. In the first quarter of 2025, the Bank terminated these swap agreements at a gain of $463,000, which will be recognized in income over the remaining life of the underlying securities.

At September 30, 2025, our allowance for credit losses to loans and leases held for investment was 1.13%. Concurrent with the foreclosure of one property and the acceptance of deeds in lieu of foreclosure on two properties discussed previously, we have transferred $9.0 million in nonaccrual loans to other real estate owned in the third quarter of 2025. These foreclosures were limited to two stressed loan relationships requiring resolution. We monitor credit quality in the loan portfolio on an ongoing basis and maintain strong underwriting standards and asset management procedures. Our overall asset quality remains strong. The Company continues to monitor rates and loan demand weekly and aligns pricing accordingly. Housing supply and demand are monitored for indicators of a significant change in the local housing markets. We are increasing our lending in CRE, other commercial lending and loans to municipalities to more strategically balance our loan portfolio.

The following are the various liquidity sources we had available at September 30, 2025 that we could use as needed:

●	FHLB borrowing capacity of $102.5 million
●	$8 million in unused credit lines with 2 correspondent banks
●	Federal Reserve discount window
●	Qwickrate CD Program
●	Brokered deposits
●	The ability to sell securities
●	The ability to sell a group of loans in the secondary market on an as needed basis
●	The ability to sell a portion of BOLI assets

At September 30, 2025, Broadstreet Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category.

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

At September 30, 2025
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$13,608	2.80%
300	13,611	2.83%
200	13,576	2.56%
100	13,479	1.83%
Level	13,237	—
(100)	13,188	(0.37)%
(200)	13,070	(1.26)%
(300)	13,060	(1.34)%
(400)	12,970	(2.02)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 2.56% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 1.26% decrease in net interest income.

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

At September 30, 2025
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$56,290	$(5,268)	(8.56)%	14.22%	31
300	58,352	(3,206)	(5.21)%	14.36%	45
200	60,100	(1,458)	(2.37)%	14.38%	47
100	61,281	(277)	(0.45)%	14.25%	34
Level	61,558	—	—%	13.91%	—
(100)	60,900	(658)	(1.07)%	13.37%	(54)
(200)	58,207	(3,351)	(5.44)%	12.41%	(150)
(300)	52,976	(8,582)	(13.94)%	10.96%	(295)
(400)	46,568	(14,990)	(24.35)%	9.41%	(450)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 2.37% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 5.44% decrease in EVE.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” in Item 2 above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

During the quarter ended September 30, 2025, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been named as a defendant in a legal action arising from the conduct of its normal business and employment activities. Management believes that the legal action against the Company is without merit and intends to defend against it. Any liability that could arise with respect to this action is not reasonably estimable as of September 30, 2025 and in the opinion of the Company, any such liability will not have a material adverse effect on the Company’s consolidated financial statements.

Item 1A.  Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On February 27, 2025, the Company announced a third program to repurchase 153,083 shares of the Company’s outstanding common stock, or approximately 5% of the shares then outstanding. The program has no stated expiration date. The Company had previously announced a stock repurchase program on May 16, 2023 to repurchase up to 164,842 shares, or approximately 5% of the shares outstanding and a second repurchase program on November 9, 2023 to repurchase 161,316 shares, or approximately 5% of the shares outstanding. As of September 30, 2025, the Company had repurchased 428,773 shares under the plans.

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended September 30, 2025.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plans
July 1, 2025 - July 31, 2025	18,000	$16.31	18,000	94,468
August 1, 2025 - August 31, 2025	30,000	16.11	30,000	64,468
September 1, 2025 - September 30, 2025	14,000	16.36	14,000	50,468
Total	62,000	$16.23	62,000

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

TEXAS COMMUNITY BANCSHARES, INC.

Date: November 7, 2025	/s/ Jason Sobel
Jason Sobel
President and Chief Executive Officer

Date: November 7, 2025	/s/ Julie Sharff
Julie Sharff, CPA
Chief Financial Officer