Form 10-K
period 2025-12-31
Texas Community Bancshares, Inc.
filed 2026-03-25
CIK 1849466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $36,371,226.

As of March 25, 2026, 2,885,392 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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

The Company conducts its operations primarily through its wholly owned subsidiary, Broadstreet Bank, a Texas-chartered savings bank. At December 31, 2025, the Company had total consolidated assets of $429,842,000, net loans and leases of $303,205,000, deposits of $327,904,000 and stockholders’ equity of $53,757,000.

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

Broadstreet Bank, SSB

Broadstreet Bank, SSB is a Texas-chartered savings bank headquartered in Mineola, Texas. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings from the Federal Home Loan Bank of Dallas, in residential real estate loans, commercial real estate loans, construction and land loans, municipality loans, and, to a lesser extent, commercial loans, and consumer and other loans. The majority of Broadstreet Bank’s loans are currently fixed-rate loans, however the Bank’s pricing and terms for commercial loans have changed to adjustable rates or maximum fixed-rate of 5-years to diversify our loan portfolio and decrease risk associated with fluctuations in market rates. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises and others, state and municipal securities, collateralized mortgage obligations, corporate bonds, and Federal Home Loan Bank stock. We offer a variety of deposit accounts, including checking accounts, money market accounts, savings accounts and certificate of deposit accounts.

Broadstreet Bank is subject to comprehensive regulation and examination by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation and is a member of the Federal Home Loan Bank system.

Market Area

We consider our primary market area, for originating loans and gathering deposits, the counties in which our main office and six branch offices are located, which include, Franklin County, Hopkins County, Smith County, Van Zandt County and Wood County, and contiguous areas. Our branch office in Winnsboro, Texas, is in Wood County, but the Winnsboro city limits also lie within Franklin County and Hopkins County.

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

Competition

We face intense competition within our local market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions that include money center banks, regional banks, community banks, and credit unions. We compete for loans with banks, savings institutions, mortgage brokers, consumer finance companies and credit unions. We compete for deposits with banks, savings institutions, credit unions, money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2025 (the most recent date for which data is available), our deposit market share in Smith County was 0.33% (19th among 27 Federal Deposit Insurance Corporation-insured institutions with offices in the county), 8.52% in Van Zandt County (6th among 8 Federal Deposit Insurance Corporation-insured institutions with offices in the county) and 19.78% in Wood County (3rd among 7 Federal Deposit Insurance Corporation-insured institutions with offices in the county). These are the counties in which our offices are located.

Lending Activities

General. Our historical lending activity consists primarily of originating one-to four-family residential mortgage loans, commercial real estate loans, and construction and land loans. To a substantially lesser extent, we originate agricultural loans, commercial loans, loans to municipalities, and consumer and other loans. While the majority of the Company’s loan portfolio is comprised of fixed rate loans, we have updated our commercial lending pricing and terms to adjustable rates or maximum fixed-rates of 5-years.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. In addition to the loans disclosed in the table below, we had loans in process, with scheduled closings, of $15.6 million and $6.2 million at December 31, 2025 and December 31, 2024, respectively. We had no loans held for sale at December 31, 2025 and December 31, 2024, respectively.

	At December 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
1-4 family residential	$140,383	45.8%	$145,587	49.0%
Multi-family	10,943	3.6	10,481	3.5
Construction & land	48,372	15.8	54,136	18.2
Commercial	61,526	20.1	56,068	18.9
Farmland	17,085	5.6	9,540	3.2
Agriculture loans	33	0.0	55	0.0
Commercial loans	8,813	2.8	6,315	2.1
Municipalities	14,890	4.8	9,253	3.1
Consumer and other	4,600	1.5	5,495	1.9
Total loans	306,645	100.0%	296,930	100.0%
Less:
Allowance for losses	3,440		3,222
Total loans and leases, net	$303,205		$293,708

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

	One- to
	Four-Family
	Residential	Multi-Family	Construction	Commercial
	Real Estate	Real Estate	and Land	Real Estate	Farmland

	(In thousands)
Amounts due in:
One year or less	$1,963	$—	$17,132	$3,968	$184
After one year through five years	5,248	—	7,735	13,755	3,295
After five years through 15 years	21,362	—	3,201	5,735	1,717
After 15 years	111,810	10,943	20,304	38,068	11,889
Total	$140,383	$10,943	$48,372	$61,526	$17,085

				Consumer
	Agriculture	Commercial	Municipalities	and Other	Total

	(in thousands)
Amounts due in:
One year or less	$7	$5,781	$—	$1,322	$30,357
After one year through five years	26	1,830	872	2,307	35,068
After five years through 15 years	—	1,202	7,256	971	41,444
After 15 years	—	—	6,762	—	199,776
Total	$33	$8,813	$14,890	$4,600	$306,645

The following table sets forth our fixed and adjustable-rate loans at December 31, 2025 that are contractually due after December 31, 2026.

	Due After December 31, 2026
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
1-4 family residential	$132,380	$6,040	$138,420
Multi-family	7,672	3,271	10,943
Construction and land	5,484	25,756	31,240
Commercial	19,276	38,282	57,558
Farmland	13,049	3,852	16,901
Agriculture loans	26	—	26
Commercial loans	2,280	752	3,032
Municipalities	13,714	1,176	14,890
Consumer and other loans	3,278	—	3,278
Total loans	$197,159	$79,129	$276,288

One- to-Four Family Residential Real Estate Lending. At December 31, 2025, we had $140.4 million of loans secured by one- to four-family real estate, or 45.8% of total loans. The majority of our one-to-four family residential real estate loans are secured by properties located in our primary market area.

We have also originated residential mortgage loans secured by owner-occupied properties located in the the Dallas Fort Worth Metroplex. These loans are originated primarily through existing relationships and word-of-mouth referrals. These are generally jumbo loans with low loan-to-value ratios, generally in the range of 60% to 75%. At December 31, 2025, these loans amounted to $42.4 million, of which $14.8 million were jumbo loans with current balances exceeding the 2025 conforming loan limits and $27.6 million were conventional loans.

Our one-to-four family residential real estate loans are generally underwritten to Freddie Mac guidelines. Substantially all of our residential mortgage loans are fixed-rate loans. Residential mortgage loans are generally originated at a fixed rate of 15, 20, or 30 years. We generally limit the loan-to-value ratios of our one-to-four family residential mortgage loans to 89% of the purchase price or appraised value, whichever is lower.

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

In 2023, the Company entered into an agreement with The Independent Bankers Bank (“TIB”) to facilitate the loan application process for conventional, FHA, VA, and USDA residential mortgage loans. During the year ended December 31, 2025, we derived $144,000 in noninterest income from the facilitation of 22 loan applications for a total of $7.7 million.

Commercial Real Estate Loans. At December 31, 2025, we had $61.5 million in commercial real estate loans, or 20.1% of total loans. Our commercial real estate loans are adjustable rate loans with a maximum five year initial term and with a 10- to 20-year amortization period or adjustable rate loans tied to WSJ Prime rate. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.

At December 31, 2025, we had eleven loans secured by self-storage facilities totaling $15.6 million, nine loans secured by gas stations with convenience stores totaling $16.7 million, and nineteen loans secured by commercial rental properties totaling $11.4 million. At December 31, 2025, all of these loans were performing according to their terms.

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

At December 31, 2025, our largest commercial real estate loan relationship consisted of a $7.2 million loan secured by self-storage facilities. At December 31, 2025, this loan was performing according to its original terms.

Multi-Family Loans. At December 31, 2025, we had $10.9 million in multi-family loans, or 3.6% of total loans. Multi-family loan underwriting and terms are based on commercial real estate loan guidelines. At December 31, 2025, our largest multi-family loan relationship consisted of one loan totaling $7.7 million, which is secured by a townhome apartment complex. This loan was paid off in full in January 2026. At December 31, 2025, all multi-family loans were performing according to their original terms.

Construction and Land Loans. At December 31, 2025, we had $48.4 million in construction and land loans, or 15.8% of total loans. We make construction loans primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We also originate land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development, and land loans for future commercial real estate development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2025, our construction and development loans totaled $23.9 million, or 7.8% of our total loan portfolio, in addition to $24.5 million in land loans. At December 31, 2025, $5.7 million of our single-family construction loans were to individuals and $4.6 million were to builders. At December 31, 2025, our construction portfolio also included $5.1 million in commercial real estate construction and development loans, $6.3 million in apartment or duplex construction, and $2.2 million in subdivision developments.

At December 31, 2025, our largest single family residence construction loan was a speculative construction loan of $1.2 million, upon completion. At December 31, 2025, our largest construction and land development loan relationship consisted of four loans totaling $9.0 million, which is fully funded. At December 31, 2025, all of these loans were performing according to their original terms.

Our construction loans are primarily secured by properties in our primary market area. We have also developed long-term relationships with borrowers who now reside in the Dallas Fort Worth Metroplex and continue to provide them with financing, including residential construction. At December 31, 2025, ten construction loans totaling $7.5 million, upon completion, were in process to borrowers in the Dallas Fort Worth Metroplex.

While we may originate loans to builders whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully and evaluate current residential real estate market conditions. Construction loans originated to builders where there is no contract for sale for the underlying completed home at the time of origination are referred to as speculative construction loans. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations. We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each builder, typically starting with one speculative loan per builder until we develop a relationship with the builder. At December 31, 2025, speculative construction loans consisted of eighteen loans totaling $9.7 million, upon completion. Due to the continued growth in our market area, the need for multi-family housing has increased and at December 31, 2025, multi-family construction totaled $6.9 million, upon completion, which primarily consists of a quad-plex construction project in our market area.

Our owner-occupied single-family construction loans are fixed rate interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 months. Our commercial construction and land development loans are adjustable rate interest-only loans with terms up to 24 months. At the end of the construction phase, the loan may convert to a permanent mortgage loan or may be paid in full.

Single-family construction loans generally can be made with a maximum loan-to-value ratio of 89% of the estimated appraised market value upon completion of the project. Commercial construction and land development loans generally can be made with maximum loan-to-value of 80% of the estimated market value of the completed project or loan-to-cost of 80% of the estimated construction costs of the completed project, whichever is less. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

Commercial Loans. At December 31, 2025, commercial loans were $8.8 million, or 2.8% of total loans.

We make commercial loans primarily to small businesses in our market area. These loans are generally secured by business assets, such as equipment and accounts receivable. Commercial loans secured by accounts receivable are made with adjustable rates and for terms not to exceed 12 months. Commercial equipment loans are made with fixed-interest rates and for terms generally up to 60 months based on useful life of the equipment. Depending on the collateral used to secure the loans, commercial loans are generally made in amounts of up to 80% of the value of the collateral securing the loan.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

At December 31, 2025, our largest commercial loan relationship consisted of one loan totaling $3.6 million to a water supply corporation and is secured by accounts receivable. At December 31, 2025, this loan was performing according to the original terms.

Municipal Loans. At December 31, 2025, municipal loans were $14.9 million, or 4.8% of total loans. We make loans to municipalities, political subdivisions, and school districts in Texas, which are primarily secured by tax or revenue pledges. At December 31, 2025, our largest municipal loan relationship consisted of one loan totaling $3.2 million and is secured by tax revenue.

Consumer and Other Loans. At December 31, 2025, consumer and other loans were $4.6 million, or 1.5% of total loans. Our consumer loan portfolio generally consists of loans secured predominately by used automobiles, recreational vehicles, all-terrain vehicles and boats, as well as share loans secured by a deposit account at Broadstreet Bank.

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

In addition, from time to time, we may purchase or sell participation interests in loans. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2025, we had one purchased construction loan participation interest in commercial real estate of $403,000, upon completion, and one purchased participation of $884,000 secured by a hotel.

We generally do not originate loans for sale. At December 31, 2025, we had no loans held for sale.

Loan Approval Procedures and Authority

Pursuant to Texas law, Broadstreet Bank is permitted to make loans to any one borrower or a group of related borrowers not to exceed an amount equal to 25% of the bank’s unimpaired capital and surplus (Tier 1 Capital). The 25% limit applies to the majority of the loans made. At December 31, 2025, based on this limitation, Broadstreet Bank’s loans-to-one-borrower limit was approximately $12.9 million. Notwithstanding this legal limit, Broadstreet Bank had an in-house limit of $3.0 million for a consumer borrower and $8.0 million for a commercial borrower at December 31, 2025. At December 31, 2025, our largest loan relationship with one borrower had extensions of credit totaling $9.0 million, when fully funded, secured primarily by duplex construction projects and land. At December 31, 2025, the loans were performing according to the original terms.

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

All loan approval amounts are based on the aggregate loans (total credit exposure), including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Individual loan officer approval authorities range up to $500,000. Our Loan Committee has approval authority up to $1 million on commercial and residential properties. Our Executive Committee has approval authority up to $2.5 million. Our Board of Directors must approve all loans greater than or equal to $2.5 million. These loan approval authorities are established by our loan policy.

Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

Delinquencies and Asset Quality

Delinquency Procedures. When a loan payment becomes 15 days past due, we contact the customer by mailing a late notice, and loan officers may contact their customers. If a loan payment becomes 30 days past due, we mail an additional late notice and a loan-specific letter written by a collection representative, and we also place telephone calls to the borrower. These loan collection efforts continue until a loan becomes 90 days past due, at which point we would refer the loan for foreclosure proceedings unless management determines that it is in the best interest of Broadstreet Bank to work further with the borrower to arrange a workout plan. The foreclosure process would begin when a loan becomes 120 days delinquent. Loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans

Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be collateral dependent, the measurement of the loan in the allowance for credit losses is measured for impairment based on the fair value of the collateral. Nonaccrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on nonaccrual status unless the loan is well secured and in the process of collection. When loans are placed on nonaccrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	At December 31,
	2025			2024
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Real estate loans:
1-4 family residential	$113	$49	$—	$260	$8	$25
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	301	—	—
Construction and land	—	—	—	—	—	301
Farmland	—	—	—	—	—	—
Agriculture loans	—	—	—	—	—	—
Commercial loans	181	—	1	2	—	—
Municipalities	—	—	—	—	—	—
Consumer and other loans	22	3	—	2	—	—
Total	$316	$52	$1	$565	$8	$326

Nonperforming Assets. The following table sets forth information regarding our nonperforming assets.

	At December 31,
	2025	2024

	(Dollars in thousands)

Nonaccrual loans:
Real estate loans:
1-4 family residential	$968	$610
Multi-family	—	—
Commercial	42	51
Construction and land	—	301
Farmland	—	—
Agriculture loans	—	—
Commercial loans	1,000	1,163
Municipalities	—	—
Consumer loans	4	—
Total nonaccrual loans	$2,014	$2,125

Accruing loans past due 90 days or more	1	—
Other nonperforming loans under 90 days past due	121	135

Real estate owned:
1-4 family residential	—	—
Multi-family	5,749	—
Commercial	—	—
Construction and land	3,355	—
Bank owned property held for sale	167	480
Total real estate owned	9,271	480

Total nonperforming assets	$11,407	$2,740

Total nonperforming loans to total loans	0.70%	0.76%
Total nonaccruing loans to total loans	0.66%	0.72%
Total nonperforming assets to total assets	2.65%	0.62%

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2025	2024

	(In thousands)

Substandard assets	$3,067	$3,904
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$3,067	$3,904
Special mention assets	$1,776	$6,931
Foreclosed assets	$9,104	$—

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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or For the Years Ended
	December 31,
	2025	2024

	(Dollars in thousands)

Allowance for credit losses at beginning of year	$3,222	$3,096
Provision for credit losses	736	269
Charge-offs:
Real estate loans:
1-4 family residential	3	16
Multi-family	—	—
Commercial	—	—
Construction and land	453	—
Agriculture loans	—	—
Commercial loans	8	84
Municipalities	—	—
Consumer loans	15	28
Consumer Other – Overdrafts	45	58
Total charge-offs	524	186

Recoveries:
Real estate loans:
1-4 family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction and loan	—	—
Agriculture loans	—	—
Commercial loans	—	—
Municipalities	—	—
Consumer loans	6	43
Total recoveries	6	43
Net (charge-offs) recoveries	(518)	(143)
Allowance for credit losses at end of year	$3,440	$3,222

Allowance for credit losses to nonperforming loans	161.0%	142.6%
Allowance for credit losses to total loans outstanding at the end of the year	1.12%	1.09%
Net (charge-offs) recoveries to average loans outstanding during the year	(0.17)%	(0.05)%

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

	At December 31,
	2025			2024
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Each	Loans in		in Each	Loans in
		Category	Each		Category	Each
	Allowance	to Total	Category	Allowance	to Total	Category
	for Credit	Allocated	to Total	for Credit	Allocated	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)
Real estate loans:
1-4 Residential & multi-family	$1,399	40.7%	49.4%	$1,355	42.1%	52.5%
Commercial	718	20.9	20.1	605	18.8	18.9
Construction and land	591	17.2	15.8	632	19.6	18.2
Farmland	152	4.4	5.6	74	2.3	3.2
Agriculture loans	1	—	—	1	—	—
Commercial loans	407	11.8	2.8	375	11.6	2.1
Municipalities	102	3.0	4.8	83	2.6	3.1
Consumer and other loans	70	2.0	1.5	97	3.0	1.9
Total allocated allowance	$3,440	100%	100%	$3,222	100%	100%

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

At December 31, 2025, our investment portfolio consisted of securities and obligations issued by U.S. Government-sponsored enterprises and others including mortgage-backed securities and collateralized mortgage obligations, corporate bonds including bank subordinated debt as well as state and municipal securities. At December 31, 2025, we also owned $2.6 million of Federal Home Loan Bank of Dallas stock. As a member of Federal Home Loan Bank of Dallas, we are required to purchase stock in the Federal Home Loan Bank of Dallas, which is carried at cost and classified as a restricted investment.

As of December 31, 2025 and 2024, all of our available for sale investment securities are carried at fair value through accumulated other comprehensive loss and our held to maturity securities are carried at cost.

The following table summarizes securities available for sale:

	December 31,
	2025		2024
	Fair	Percentage of	Fair	Percentage of
	Value	Total	Value	Total
Securities available for sale:
Residential mortgage-backed	$5,796	9.7%	$9,151	12.2%
Collateralized mortgage obligations	35,742	59.7%	46,568	61.9%
State and municipal	8,743	14.6%	13,277	17.7%
Corporate bonds	9,612	16.0%	6,193	8.2%
U.S. Government and agency	—	—%	—	—%
Total securities available for sale	$59,893	100.0%	$75,189	100.0%

The following table sets forth information regarding fair values, weighted average yields and maturities of available for sale investments. The yields have been computed on a tax equivalent basis. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	December 31, 2025
	Due in One Year		One to Five Years		Five to Ten Years		After Ten Years		No Fixed Maturity		Total Investment Securities
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available for sale:
Residential mortgage-backed	$—	—%	$—	—%	$—	—%	$—	—%	$5,796	2.31%	$5,796	2.31%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	—	—%	35,742	4.82%	35,742	4.82%
State and municipal	—	—%	1,054	2.35%	3,478	2.35%	4,212	1.96%	—	—%	8,744	2.16%
Corporate bonds	—	—%	—	—%	8,596	5.70%	1,015	3.96%	—	—%	9,611	5.52%
Total securities available for sale	$—		$1,054		$12,074		$5,227		$41,538		$59,893

The following table summarizes securities held to maturity:

	December 31,
	2025		2024
	Amortized	Percentage of	Amortized	Percentage of
	Cost	Total	Cost	Total
Securities held to maturity:
Residential mortgage-backed	$16,112	88.1%	$19,090	86.4%
State and municipal	1,200	6.6%	1,567	7.1%
U.S. Government and agency	971	5.3%	1,439	6.5%
Total securities held to maturity	$18,283	100.0%	$22,096	100.0%

The following table sets forth information regarding amortized costs, weighted average yields and maturities of all held to maturity investments. The yields have been computed on a tax equivalent basis. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	December 31, 2025
	Due in One Year		One to Five Years		Five to Ten Years		After Ten Years		No Fixed Maturity		Total Investment Securities
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Securities held to maturity:
Residential mortgage-backed	$—	—%	$—	—%	$—	—%	$—	—%	$16,112	1.74%	$16,112	1.74%
State and municipal	—	—%	135	2.66%	—	—%	1,065	4.94%	—	—%	1,200	4.68%
U.S. Government and Agency	—	—%	—	—%	971	6.02%	—	—%	—	—%	971	6.02%
Total securities held to maturity	$—		$135		$971		$1,065		$16,112		$18,283

For additional information regarding our investment securities portfolio, see Note 3 to the notes to consolidated financial statements.

During the year ended December 31, 2023, the Company entered into interest rate swap agreements with a total notional amount of $25 million to hedge the risk of changes in the fair value of fixed rate available for sale securities for changes in the Secured Overnight Financing Rate (SOFR). The Company terminated the interest rate swap agreements on January 15, 2025, and the $463,000 unrealized gain will be amortized to interest income over the remaining life of the hedged securities.

Sources of Funds

General. Customer deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, brokered deposits, and listed deposits to supplement cash flow needs, manage the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments and prepayments, investment maturities and paydowns, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area and we attain brokered deposits and listed deposits to supplement our more traditional deposit sources. We offer a selection of deposit accounts, including savings accounts, checking accounts, money market accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2025			2024
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)

Noninterest-bearing demand deposits	$45,871	14.0%	—%	$41,465	12.3%	—%
Interest-bearing demand deposits	60,603	18.5%	0.57%	71,959	21.4%	0.66%
Regular savings deposits and other deposits	41,605	12.7%	0.38%	43,266	12.9%	0.29%
Money market deposits	46,040	14.0%	2.65%	49,203	14.7%	3.26%
Certificates of deposit	133,785	40.8%	3.95%	129,935	38.7%	4.31%
Total	$327,904	100.0%		$335,828	100.0%

At December 31, 2025 and 2024, the aggregate amount of uninsured deposits, which includes deposit account balances in excess of $250,000, which is the maximum amount for federal deposit insurance, was $45.8 million and

$50.3 million, respectively. At December 31, 2025 and 2024, the aggregate amount of our uninsured certificates of deposit balances in excess of $250,000 was $13.6 million and $10.7 million, respectively. At December 31, 2025 and December 31, 2024, we had no deposits that were uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. At December 31, 2025 and 2024, the amount of deposits that were brokered was $18.0 million and $22.0 million, respectively. All brokered deposits were fully insured.

The following table sets forth the maturity of our uninsured portion of certificates of deposit at December 31, 2025.

At December 31,
2025
(In thousands)
Maturity Period:
Three months or less	$5,325
Over three through six months	2,089
Over six through twelve months	5,526
Over twelve months	634
Total	$13,574

Borrowings. At December 31, 2025, we had outstanding advances of $45.7 million from the Federal Home Loan Bank of Dallas. At December 31, 2025, we had unused borrowing capacity of $100.3 million with the Federal Home Loan Bank of Dallas. For further information regarding our borrowings from the Federal Home Loan Bank of Dallas, see note 9 of the notes to consolidated financial statements.

Personnel and Human Capital Resources

As of December 31, 2025, we had 61 full-time employees and 10 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

The success of our business depends highly on our employees, who provide value to our customers and communities through their dedication to our business. We encourage and support the growth and development of our employees and, wherever possible, seek to fill open positions by promotion and transfer from within the organization. Continual learning and career development are advanced through internally developed training programs. We believe our ability to attract and retain employees is a key to our success and strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas.

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

Savings Bank Regulation

Business Activities. As a Texas-chartered savings bank, Broadstreet Bank is subject to supervision and regulation by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation. The Texas Department of Savings and Mortgage Lending supervises and regulates all areas of Broadstreet Bank’s operations including, without limitation, the making of loans, the purchase of securities, the conduct of corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The Texas Department of Savings and Mortgage Lending also conducts examinations of state savings banks and generally conducts joint examinations with the Federal Deposit Insurance Corporation. The Texas Department of Savings and Mortgage Lending charges assessments and fees which recover the costs of examining state savings banks, processing applications and other filings and covering direct and indirect expenses in regulating state savings banks. The Texas Department of Savings and Mortgage Lending also has certain enforcement powers over Broadstreet Bank.

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

At December 31, 2025, Broadstreet Bank had opted into the community bank leverage ratio framework and its capital exceeded all applicable requirements.

Loans-to-One Borrower. Because of the availability of the savings bank expansion of powers language in the Texas Finance Code, savings banks have flexibility in the calculation of their applicable lending limit. The lending limit applicable to state banks in Texas is broader than the limit applicable to national banks. The Texas Finance Code adopts the lending limit applicable to federal savings associations under federal law for state savings banks, however, Texas savings bank are permitted under the expansion of power authority to adopt the legal lending limit applicable to national banks or state banks. Generally (subject to certain exceptions) the lending limit for loans to one borrower may not exceed an amount equal to 25% of the bank’s unimpaired capital and surplus (Tier 1 Capital). Broadstreet Bank has adopted the lending limit applicable to state banks or 25% of the bank’s unimpaired capital and surplus (Tier 1 Capital). At December 31, 2025, Broadstreet Bank was in compliance with the loans-to-one borrower limitations.

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

Broadstreet Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Broadstreet Bank’s capital.

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

At December 31, 2025, Broadstreet Bank met the criteria for being considered “well capitalized.”

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

Federal Home Loan Bank System

Broadstreet Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in their Federal Home Loan Bank. Broadstreet Bank complied with this requirement at December 31, 2025. Based on redemption provisions of the Federal Home Loan Bank of Dallas, the stock has no quoted market value and is carried at cost. Broadstreet Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Dallas stock. At December 31, 2025, no impairment had been recognized.

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

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2025, Broadstreet Bank had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely. At December 31, 2024, Broadstreet Bank had a $2.8 million federal net operating loss carryforward.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is no longer deductible. At December 31, 2025, Broadstreet Bank had no capital loss carryovers.

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 1C.Cybersecurity

Risk Management and Strategy

The Company’s Information Security Program (“Program”) uses a variety of safeguards to protect the confidentiality, integrity, and availability of information. The Program is designed to identify, prevent, or mitigate the risks from cybersecurity threats. The Program leverages recognized security frameworks, such as the National Institute of Standards and Technology (NIST), Financial Services Information Sharing and Analysis Center (FS-ISAC),  and Federal Financial Institutions Examination Council (FFIEC) to organize, improve, and assess the program and to better manage and reduce cybersecurity risk. The Program is assessed and updated annually and as needed.

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

Governance

The Company’s system of internal controls also incorporates a protocol for the appropriate reporting and escalation of information and cybersecurity matters to management and the Board of Directors for resolution and, if necessary, disclosure of any material incidents. The Board of Directors is actively engaged in the oversight of the Company’s continuous efforts to reinforce and enhance its operational resilience and receives education to enhance their oversight efforts to accommodate for the ever-evolving information and cybersecurity threat landscape. The Information Security Officer (“ISO”) reports regularly to the Board, management and any appropriate committees on the information and cybersecurity risks, threats, exposures, and mitigation measures. The Company’s incident response process is periodically tested and includes cybersecurity scenarios.

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

The Program is overseen by the Information Security Committee, Board of Directors, and Compliance Committee.

The Company’s Board of Directors monitors the Program including policies and practices. The Company’s Compliance Committee and Information Security Committee along with the company’s Board of Directors oversee areas of operational risk such as information technology activities; risks associated with development, infrastructure, and cybersecurity; oversight of information security risk assessments, strategies, policies, and programs; and disaster recovery, business continuity, and incident response process. The COO also provides periodic cybersecurity updates to the Board of Directors.

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

ITEM 2.Properties

As of December 31, 2025, the net book value of our land, building and equipment was $11.5 million. The following table sets forth information regarding our offices as of December 31, 2025:

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Land, Building & Equipment
			(In thousands)
Main Office:
215 West Broad Street Mineola, TX 75773	Own	1964	$1,668

Corporate Office:
5755 Eagles Nest Blvd Tyler, TX 75703	Lease	2025	$34

Branch Offices:

1224 North Pacific Street Mineola, TX 75773	Lease	1999	$75

415 West Frank Street Grand Saline, TX 75140	Own	2006	$935

500 South Main Street Winnsboro, TX 75494	Own	2005	$1,191

304 South Main Street Lindale, TX 75771	Own	2017	$4,062

500 West Pine Street Edgewood, TX 75117	Own	2018	$773

917 East Southeast Loop 323 Tyler, TX 75701	Own	2023	$2,412

In 2025, the Company leased corporate office space in Tyler, Texas for employee and customer accessibility and began due diligence for purchase of land in Terrell, Texas for a new branch. At December 31, 2025, the book value of the land being purchased was $117,000 and the Company closed on the property on January 5, 2026 for a purchase price of $1.5 million. We believe that all other current facilities are adequate to meet our present and foreseeable needs with future expansion in Terrell, Texas.

ITEM 3.Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. The Company has been named a defendant in a legal action arising from the conduct of its normal business and employment activities. Management believes that the legal action against the Company is without merit and intends to defend against it. Any liability that could arise with respect to this action is not reasonably estimable at December 31, 2025 and in the opinion of the Company, any such liability will not have a material adverse effect on the Company’s consolidated financial statements.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Texas Community Bancshares is listed on The Nasdaq Capital Market under the symbol “TCBS”. As of March 19, 2026, we had 535 stockholders of record, and 2,885,392 shares of common stock outstanding.

The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions.

On May 16, 2023, the Company announced a program to repurchase up to 164,842 shares of the Company’s outstanding common stock or approximately 5% of the shares then outstanding. On November 9, 2023, after completing the purchase of 164,842 shares, the Company announced a second repurchase program of 161,316 shares, or approximately 5% of the shares then outstanding, which was completed on April 14, 2025. On February 27, 2025, the Company announced a third repurchase program of 153,083 shares, or approximately 5% of the shares then outstanding. On December 16, 2025, after completing the purchase of 153,083 shares, the Company announced a fourth repurchase program of 144,364 shares, or approximately 5% of the shares then outstanding. The program has no stated expiration date.

The following table summarizes the Company’s repurchases of its outstanding shares of common stock during the quarter ended December 31, 2025.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plans
October 1, 2025 - October 31, 2025	23,000	16.22	23,000	27,468
November 1, 2025 - November 30, 2025	18,000	16.01	18,000	9,468
December 1, 2025 - December 31, 2025	9,468	16.35	9,468	-
Total	50,468	$16.17	50,468

There were no sales of unregistered securities during the year ended December 31, 2025.

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

Overview

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings from the Federal Home Loan Bank of Dallas, in residential real estate loans, commercial real estate loans, construction and land loans and, to a lesser extent, commercial loans and consumer and other loans. Although the majority of our loans were fixed-rate loans, with the growth in the commercial lending portfolio in 2025, many of our originations were loans with adjustable rates. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises and others, state and municipal securities, collateralized mortgage obligations, corporate bonds, and Federal Home Loan Bank stock. We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. Broadstreet Bank is subject to comprehensive regulation and examination by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation and is a member of the Federal Home Loan Bank system.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for credit losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, other service charges and fees, income from bank owned life insurance, gains and losses on the sale or disposal of assets and other income. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, technology expenses, contract services, director fees, and other expenses.

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses. At December 31, 2025, our investment in bank owned life insurance was $6.5 million, which was within this investment limit.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

Our current business strategy consists of the following:

●	Continue to serve our community as a community bank. Since our founding in 1934, we have operated as a community bank. Historically, our primary lending activity has been the origination of fixed-rate residential mortgage loans to individuals in our market area funded primarily by deposits gathered from individuals and businesses in our market area. We expect that real estate lending will continue to be a primary focus of our business for the foreseeable future, however, this focus has expanded to include more commercial real estate as an integral part of the Company’s strategic plan. As part of our customer focus, we generally do not sell the loans we originate but retain them in our portfolio. In 2024, we sold a block of residential loans in order to restructure the loan portfolio more quickly, but it is not part of our normal procedures to sell the loans we originate. When customers have questions regarding their loans, they are able to deal directly with us rather than another institution. At December 31, 2025, one-to-four family residential mortgage loans totaled $140.4 million, or 45.8% of total loans. This amount includes one- to four-family residential mortgage loans originated in the Dallas Fort Worth Metroplex. We have originated one-to-four family residential mortgage loans secured primarily by owner-occupied properties located in the Dallas Fort Worth Metroplex for over ten years and continue to do so primarily through existing relationships and word-of-mouth referrals. At December 31, 2025, these loans amounted to $42.4 million and included $14.8 million of jumbo loans with current balances exceeding the 2025 conforming loan limits.

●	Grow and diversify our loan portfolio prudently. There has been an influx of retirees and others from the Dallas metropolitan area and an influx of new residents in general into the state of Texas and our market area. Our more rural market area offers a lower-cost of living and many recreational amenities, while being within easy reach of the cities of Dallas and Tyler and the urban amenities they offer. We believe this movement away from major cities like Dallas was accelerated by the work-from-home trend. In 2024, we opened a branch office in Tyler, Texas and a new branch office in Lindale, Texas in order to better serve that rapidly growing Smith county market. In 2018 we acquired our branch office in Edgewood, Texas. Edgewood is located in a growth area of our market because of its closer proximity to Dallas. The increase in population in our market area as well as the expansion in Smith county has provided opportunities for residential mortgage lending, construction and land lending, and commercial real estate lending. We closed a loan production office in Canton, Texas in 2024 after determining that we can adequately meet the loan demand of that area through the use of technology and other resources. As we continue our historical focus on the origination of residential mortgage loans, we have increased our focus on commercial real estate lending and construction and land lending to continue to diversify our loan portfolio and income sources. At December 31, 2025, commercial real estate loans amounted to $61.5 million, or 20.1% of total loans compared to $56.1 million, or 18.9% at December 31, 2024, and construction and land loans amounted to $48.4 million, or 15.8% of total loans compared to $54.1 million, or 18.2% at December 31, 2024. In 2024, we sold a block of 111 residential loans totaling $24.3 million to reallocate into commercial real estate and other categories to accelerate diversification of the portfolio with a goal of increasing our interest income and mitigating interest rate risk.

Our commercial real estate loans and construction and land loans have higher credit risk than our residential mortgage loans.

●	Continue to grow core deposits. We consider our core deposits to include statement savings accounts, money market accounts, negotiable orders of withdrawal (NOW) accounts, other savings deposits and checking accounts. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $194.1 million, or 59.2% of total deposits, as of December 31, 2025, compared to $205.9 million, or 61.3% of total deposits, as of December 31, 2024.
●	Continue to manage credit risk to maintain a low level of nonperforming assets. Historically, we have been able to maintain a high level of asset quality. We believe strong asset quality remains a key factor to our long-term financial success. Our total nonperforming assets to total assets ratio was 2.65% and 0.62% at December 31, 2025 and 2024, respectively. This increase is due primarily to the foreclosure of one multi-family property, now held in other real estate owned and currently for sale. Our strategy for credit risk management continues to focus on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring.
●	Grow organically and through opportunistic acquisitions or branching. We intend to grow our assets organically on a managed basis, and the capital raised in the offering has enabled us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include acquiring other financial institutions and/or establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices, and the capital we raised in the offering will help us fund any such opportunities that may arise.

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

	At December 31,	At December 31,
	2025	2024
Selected Financial Condition Data (Amounts in thousands):
Total assets	$429,842	$443,457
Cash and cash equivalents	6,450	13,290
Interest bearing deposits in banks	5,509	9,720
Securities available for sale	59,893	75,189
Securities held to maturity	18,283	22,096
Loans and leases receivable, net	303,205	293,708
Premises and equipment, net	11,459	11,526
Bank owned life insurance	6,544	6,370
Other real estate owned	9,271	480
Restricted investments carried at cost	2,773	3,715
Core deposit intangible	—	132
Total deposits	327,904	335,828
Advances from the Federal Home Loan Bank	45,669	49,878
Total shareholders' equity	53,757	52,108

	For the Twelve Months Ended December 31,
	2025	2024
Selected Operating Data (Amounts in thousands):
Interest income	$22,491	22,452
Interest expense	9,177	9,902
Net interest income	13,314	12,550
Provision for credit losses	831	158
Net interest income after provision for credit losses	12,483	12,392
Noninterest income (loss)	3,079	(1,903)
Noninterest expense	12,198	12,270
Income (Loss) before income taxes	3,364	(1,781)
Income tax expense (benefit)	522	(476)
Net income (loss)	$2,842	$(1,305)

	At or For the Years Ended
	December 31,
	2025	2024

Performance Ratios:
Return on average assets	0.65%	(0.29)%
Return on average equity	6.18%	(3.08)%
Interest rate spread (1)	2.80%	2.51%
Net interest margin (2)	3.26%	2.98%
Noninterest expense to average assets	2.77%	2.73%
Efficiency ratio (3)	74.41%	115.24%
Average interest-earning assets to average interest-bearing liabilities	120.45%	120.01%

Capital Ratios:
Average equity to average assets	10.45%	9.44%
Total capital to risk-weighted assets	16.67%	15.60%
Tier 1 capital to risk-weighted assets	15.57%	14.59%
Common equity tier 1 capital to risk-weighted assets	15.57%	14.59%
Tier 1 capital to average assets	11.74%	10.84%

Asset Quality Ratios:
Allowance for credit losses as a percentage of total loans	1.12%	1.09%
Allowance for credit losses as a percentage of nonperforming loans	161.05%	142.57%
Allowance for credit losses as a percentage of nonaccrual loans	170.80%	151.62%
Nonaccrual loans as a percentage of total loans	0.66%	0.72%
Net (charge-offs) recoveries to average outstanding loans during the year	(0.17)%	(0.05)%
Nonperforming loans as a percentage of total loans	0.70%	0.76%
Nonperforming loans as a percentage of total assets	0.50%	0.51%
Total nonperforming assets as a percentage of total assets	2.65%	0.62%

Other Data:
Number of offices	7	7
Number of full-time employees	61	60
Number of part-time employees	10	8
(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expenses divided by the sum of net interest income and noninterest income.

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Total Assets. Total assets were $429.8 million as of December 31, 2025, a decrease of $13.7 million, or 3.1%, when compared to total assets of $443.5 million as of December 31, 2024. The decrease was due primarily to a decrease in securities of $19.1 million, or 19.6%, to $78.2 million at December 31, 2025 from $97.3 million at December 31, 2024, a decrease in cash and equivalents of $6.8 million, or 51.1%, to $6.5 million at December 31, 2025 from $13.3 million at December 31, 2024, and a decrease in interest bearing deposits in banks of $4.2 million, or 43.3%, to $5.5 million at December 31, 2025 from $9.7 million at December 31, 2024 partially offset by an increase in net loans and leases of $9.5 million, or 3.2%, to $303.2 million at December 31, 2025 from $293.7 million at December 31, 2024, and an increase in other real estate owned of $8.8 million, or 1837.5% to $9.3 million at December 31, 2025 which consisted of a foreclosed multifamily property, two parcels of land received in lieu of foreclosure, and a building the Bank had purchased for expansion and had listed for sale. The decrease in securities included sales of securities for general liquidity purposes.

Cash and Cash Equivalents. Total cash and cash equivalents (which includes fed funds sold) decreased $6.8 million, or 51.1%, to $6.5 million (including $2.6 million in Fed Funds sold) at December 31, 2025 from $13.3 million (including $9.3 million in Fed Funds sold) at December 31, 2024. These balances provided a favorable yield while maintaining adequate liquidity for strategic funding needs.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks decreased $4.2 million, or 43.3%, to $5.5 million at December 31, 2025, from $9.7 million at December 31, 2024. The decrease was the result of general funding needs for loan growth, and the paydown of maturing FHLB Advances and brokered deposits, and a decrease in core deposits.

Securities Available for Sale. Securities available for sale decreased by $15.3 million, or 20.3%, to $59.9 million at December 31, 2025 from $75.2 million at December 31, 2024. The decrease in securities resulted primarily from sales of securities in 2025 for general liquidity purposes. During the year ended December 31, 2025, we had sales of securities of $23.8 million partially offset by strategic purchases of $23.7 million in securities with more attractive yields or overall terms and received paydowns and payoffs of $17.7 million. Additionally, we purchased $30.0 million in short-term US treasury securities as part of a tax management strategy. Unrealized losses on the available for sale portfolio decreased by $2.6 million, or 40.0%, to $3.9 million, from $6.5 million, due primarily to decreases in market interest rates. Gross unrealized losses on the available for sale portfolio consisting of 66 securities decreased from $6.5 million, or 8.0% of the portfolio’s amortized cost of $81.6 million at December 31, 2024, to $3.9 million, or 6.1% of the amortized cost of $63.8 million at December 31, 2025. These unrealized losses are due to increases in market interest rates since the time of purchase.

At December 31, 2025, the AFS portfolio was comprised of 59.7% collateralized mortgage obligations, 16.0% corporate bonds, 14.6% state and municipal securities, and 9.7% residential mortgage backed securities.

Securities Held to Maturity. Securities held to maturity decreased by $3.8 million, or 17.2%, to $18.3 million at December 31, 2025 from $22.1 million at December 31, 2024. This decrease is primarily due to principal repayments of $3.4 million and maturities of $365,000. At December 31, 2025, the portfolio was comprised of 88.1% residential mortgage backed securities, 6.6% state and municipal securities and 5.3% U.S. government and agency bonds.

Loans and Leases Receivable, Net. Net loans and leases receivable increased $9.5 million, or 3.2%, to $303.2 million at December 31, 2025 from $293.7 million at December 31, 2024. The increase in loans was primarily due to an increase in loans secured by farmland and commercial real estate, as well as municipal loans and commercial loans. Farmland loans increased $7.6 million, or 80.0%, from $9.5 million for the year ended December 31, 2024 to $17.1 million for the year ended December 31, 2025. Commercial real estate loans increased $5.4 million, or 9.6%, from $56.1 million for the year ended December 31, 2024 to $61.5 million for the year ended December 31, 2025. Municipal loans increased $5.6 million, or 60.2%, from $9.3 million for the year ended December 31, 2024 to $14.9 million for the year ended December 31, 2025. Commercial loans increased $2.5 million, or 39.7%, from $6.3 million for the year ended December 31, 2024 to $8.8 million for the year ended December 31, 2025. These increases were partially offset by a decrease in construction and land loans of $5.7 million, or 10.5% from $54.1 million for the year ended December 31, 2024 to $48.4 million for the year ended December 31, 2025 due to the foreclosure of a multifamily property in our primary market. 1-4 family residential and multifamily real estate loans decreased $4.8 million, or 3.1%, from $156.1 million for the year ended December 31, 2024 to $151.3 million for the year ended December 31, 2025. There was $86.8 million in loan originations partially offset by $44.3 million in payoffs and other principal reductions and $11.9 million in contractual repayments.

Loan portfolio diversification efforts continue in line with the Bank’s strategic plan to increase loans in the commercial real estate portfolio. Loans secured by residential and multifamily real estate decreased $4.8 million, or 3.1%, to $151.3 million, or 49.4% of the loan portfolio, at December 31, 2025, from $156.1 million, or 52.5% of total loans at December 31, 2024. Construction and land loans decreased $5.7 million, or 10.5%, to $48.4 million, or 15.8% of total loans at December 31, 2025, from $54.1 million, or 18.2% of total loans at December 31, 2024. Farmland loans increased $7.6 million, or 80.0%, to $17.1 million, or 5.6% of total loans at December 31, 2025, from $9.5 million, or 3.2% of total loans at December 31, 2024. Municipal loans increased $5.6 million, or 60.2%, to $14.9 million, or 4.8% of the loan portfolio at December 31, 2025, from $9.3 million, or 3.1% of total loans at December 31. 2024. Commercial loans increased $2.5 million, or 39.7%, to $8.8 million, or 2.8% of total loans at December 31, 2025, from $6.3 million, or 2.1% of total loans at December 31, 2024. Commercial real estate loans increased $5.4 million, or 9.6%, to $61.5 million, or 20.1% of total loans at December 31, 2025, from $56.1 million, or 18.9% of total loans at December 31, 2024.

At December 31, 2025, commercial real estate loans consisted of $26.9 million owner occupied and $34.6 million non-owner occupied real estate. At December 31, 2025, commercial real estate loans primarily include loans collateralized by gas stations with convenience stores ($16.7 million), self-storage facilities ($15.6 million), and commercial rental properties ($11.4 million). At December 31, 2025, $18.5 million in commercial real estate loans are outside of our primary market area.

During the year ended December 31, 2025, loan originations totaled $86.7 million of which $10.3 million were renewals or refinancings of existing loans with Broadstreet Bank (including interim construction loans converting to a permanent loan), resulting in net originations of $76.4 million. Originations consisted primarily of $11.4 million in one-to-four family residential mortgage loans, $2.1 million in multifamily loans, interim construction loans of $27.0 million (when fully funded upon completion), $18.9 million in commercial real estate loans, $2.2 million in consumer and other loans, $2.6 million in commercial and industrial loans, $6.9 million in land and development loans, $9.7 million in farmland loans and $5.9 million in municipal loans. Originated interim construction loans included $2.7 million in commercial construction, $19.1 million in residential construction loans, including 22 speculative residential loans of $10.4 million, and four infrastructure development loans totaling $5.2 million. During the year ended December 31, 2025, interim construction loans (when fully funded upon completion) decreased by $6.5 million, or 15.2%, to $36.0 million at December 31, 2025 from $42.5 million at December 31, 2024. The total interim construction loan portfolio consisted of 54 loans with funded balances of $23.9 million at December 31, 2025 compared to 55 loans at December 31, 2024 with funded balances of $33.1 million. Construction loans continue to be a large segment of our loan portfolio with the majority of the loans being originated in our primary market.

Other real estate owned. Other real estate owned increased $8.8 million, or 1,837.5%, to $9.3 million at December 31, 2025 from $480,000 at December 31, 2024. At December 31, 2024, there were two properties in other real estate owned that were properties the Bank had purchased for expansion and in 2024 decided to sell. One of these properties was sold in 2025 and one remains at a value of $167,000 at December 31, 2025. Four additional properties were added to other real estate owned. One of these was sold at a gain and three remain at December 31, 2025 including a residential development property in Dallas, Texas, with a carrying value of $1.3 million, a commercial development property in North Richland Hills, Texas, with a carrying value of $2.1 million, and a multi-family property in our primary service area with a carrying value of $5.7 million. We are actively marketing all four other real estate owned properties.

Deposits. Deposits decreased $7.9 million, or 2.4%, to $327.9 million at December 31, 2025 from $335.8 million at December 31, 2024. Core deposits (defined as all deposits other than certificates of deposit) decreased $11.8 million, or 5.7%, to $194.1 million at December 31, 2025 from $205.9 million at December 31, 2024. Retail certificates of deposit increased $5.1 million, or 4.8%, to $113.1 million at December 31, 2025 from $107.9 million at December 31, 2024. Brokered deposits decreased $4.0 million, or 18.2%, to $18.0 million at December 31, 2025, from $22.0 million at December 31, 2024. We have lowered rates on most interest-bearing deposit accounts but continue to match short-term CD rates as part of a retention effort due to a competitive deposit market. With the decline in deposit rates, we have seen a migration of deposits from non-maturity deposits into higher yielding CDs. The average cost of interest-bearing deposits has declined 13 basis points, or 4.9%, to 2.46% at December 31, 2025, compared to 2.59% at December 31, 2024. At December 31, 2025, there were 195 accounts with balances in excess of the $250,000 FDIC insurance limit with a total balance of $94.6 million, or 28.9% of deposits. The amount that was over $250,000 was $45.8 million, or 14.0%, that was potentially uninsured, including certificates of deposit of $13.6 million and $32.2 million in checking, MMDA and savings accounts.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank decreased by $4.2 million, or 8.4%, to $45.7 million at December 31, 2025 from $49.9 million at December 31, 2024 due to maturities and principal payments on amortizing advances.

Shareholders’ Equity. Total shareholders’ equity increased $1.7 million, or 3.3%, to $53.8 million at December 31, 2025 from $52.1 million at December 31, 2024. This increase was primarily due to $2.8 million net income for the year ended December 31, 2025, a decrease in the other comprehensive loss of $1.7 million, $607,000 in expense related to the equity incentive plan for the year ended December 31, 2025, and an increase in equity of $253,000 for the 2025 funding of the Broadstreet Bank leveraged ESOP with the release of 15,472 ESOP shares to participants. At December 31, 2025, the unallocated ESOP contra equity account was $1.9 million. The Company also repurchased 196,968 shares of its common stock for a decrease of $3.2 million and paid quarterly dividends totaling $593,000.

At December 31, 2025, Broadstreet Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes. At December 31, 2025, a community bank leverage ratio of at least 9.0% is required to be considered “well capitalized” under regulatory requirements. At December 31, 2025, Broadstreet Bank’s community bank leverage ratio was 11.74%.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are included in the computation of average balances. Average yields for loans include loan fees of $557,000 and $511,000 for the years ended December 31, 2025 and 2024, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Year Ended December 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$298,300	$17,681	5.93%	$282,894	$15,923	5.63%
Allowance for credit losses	(3,260)			(3,044)
Securities	97,846	4,123	4.21%	110,893	4,464	4.03%
Restricted stock	2,934	167	5.69%	3,584	221	6.17%
Interest-bearing deposits in banks	7,442	323	4.34%	13,271	723	5.45%
Federal funds sold	4,781	207	4.33%	12,465	671	5.38%
Financial derivative	18	(10)		380	450
Total interest-earning assets	408,061	22,491	5.51%	420,443	22,452	5.34%
Noninterest-earning assets	31,765			28,720
Total assets	$439,826			$449,163

Interest-bearing liabilities:
Interest-bearing demand deposits	$64,213	363	0.57%	$69,237	454	0.66%
Regular savings and other deposits	42,731	162	0.38%	45,652	134	0.29%
Money market deposits	45,236	1,201	2.65%	44,526	1,453	3.26%
Certificates of deposit	136,209	5,379	3.95%	121,986	5,252	4.31%
Total interest-bearing deposits	288,389	7,105	2.46%	281,401	7,293	2.59%
Advances from the Federal Home Loan Bank	50,186	2,063	4.11%	68,224	2,599	3.81%
Other liabilities	218	9	4.13%	724	10	1.38%
Total interest-bearing liabilities	338,793	9,177	2.71%	350,349	9,902	2.83%
Noninterest-bearing demand deposits	50,640			51,760
Other noninterest-bearing liabilities	4,430			4,641
Total liabilities	393,863			406,750
Total shareholders' equity	45,963			42,413
Total liabilities and shareholders' equity	$439,826			$449,163
Net interest income		$13,314			$12,550
Net interest rate spread (1)			2.80%			2.51%
Net interest-earning assets (2)	$69,268			$70,094
Net interest margin (3)			3.26%			2.98%
Average interest-earning assets to interest-bearing liabilities			120.45%			120.01%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans	$867	$891	$1,758
Securities	(525)	184	(341)
Restricted stock	(40)	(14)	(54)
Interest-bearing deposits in banks	(318)	(82)	(400)
Federal funds sold and other	(414)	(50)	(464)
Derivative	(460)	—	(460)
Total change in interest-earning assets	(890)	929	39

Interest-bearing liabilities:
Interest-bearing demand deposits	(33)	(58)	(91)
Regular savings and other deposits	(9)	37	28
Money market deposits	23	(275)	(252)
Certificates of deposit	612	(485)	127
Total deposits	593	(781)	(188)
Advances from the Federal Home Loan Bank	(687)	151	(536)
Other interest-bearing liabilities	(7)	6	(1)
Total change in interest-bearing liabilities	(101)	(624)	(725)

Change in net interest income	$(789)	$1,553	$764

Comparison of Operating Results for the Years Ended December 31, 2025 and December 31, 2024

Net Income. Net income was $2.8 million for the year ended December 31, 2025, compared to a net loss of $1.3 million for the year ended December 31, 2024, an increase of $4.1 million. This increase was primarily due to a $3.8 million loss on the sale of loans recorded in the year ended December 31, 2024 as part of a strategic repositioning of the balance sheet. Additionally, interest expense decreased $725,000, or 7.1%, to $9.2 million for the year ended December 31, 2025 from $9.9 million for the year ended December 31, 2024. This was partially offset by an increase in the provision for credit losses of $673,000, or 425.9%, to $831,000 for the year ended December 2025 from $158,000 for the year ended December 31, 2024, which was primarily related to a foreclosed multi-family property within our primary service area.

Interest Income. Interest income was unchanged at $22.5 million for the years ended December 31, 2024 and 2025. This was primarily the result of increased interest income on loans resulting from an increase in the average balance and average yield for the year ended December 31, 2025. This was offset by decreased interest on securities resulting from a decrease in the average balance for the year ended December 31, 2025, as well as decreases in interest on deposits in banks and federal funds sold resulting from a decrease in average balances and average yield for the year ended December 31, 2025. Interest income on financial derivatives decreased following the termination of the remaining swap contracts in the first quarter of 2025. There was a decrease in average interest earning assets of $12.3 million, or 2.9%, to $408.1 million at December 31, 2025 from $420.4 million at December 31, 2024 which was offset by an increase of 17 basis points, or 3.2%, in average yield on interest–earning assets from 5.34% at December 31, 2024 to 5.51% at December 31, 2025.

Interest income on the securities portfolio decreased $341,000, or 7.6% to $4.1 million for the year ended December 31, 2025, from $4.5 million for the year ended December 31, 2024. This decrease is primarily due to a decrease in the average balance of securities of $13.1 million, or 11.8%, from $110.9 million, for the year ended December 31, 2024 to $97.8 million for the year ended December 31, 2025. The average yield on securities increased by 18 basis points, or 4.5%, from 4.03% for the year ended December 31, 2024 to 4.21% for the year ended December 31, 2025. The yield increase is reflective of changes in the securities portfolio due to maturities, principal payments, and strategic purchases and sales. In 2025, the Company sold 20 securities totaling $23.8 million at a gain of $117,000 and purchased 16 securities totaling $23.7 million as part of a balance sheet restructuring strategy to increase interest income and diversify the portfolio. The Company also purchased $30.0 million in short-term securities as part of a tax management strategy.

Interest income on net loans and leases increased $1.8 million, or 11.0%, to $17.7 million for the year ended December 31, 2025 from $15.9 million for the year ended December 31, 2024 primarily due to an increase of $15.4 million, or 5.4%, in the average balance of the loan portfolio from $282.9 million for the year ended December 31, 2024 to $298.3 million for the year ended December 31, 2025, and an increase of 30 basis points, or 5.3%, in the average yield on loans from 5.63% for the year ended December 31, 2024 to 5.93% for the year ended December 31, 2025. The increased yield on loans is primarily due to changes in market interest rates, higher loan rates and fees primarily from an increase in commercial real estate, and a decrease in residential real estate as part of the execution of a strategic restructuring of the loan portfolio in which $24.3 million in residential loans were sold and replaced with other higher-yielding loans in 2024.

Dividends on restricted investments including stock in the Federal Home Loan Bank and Texas Independent Bank (TIB) decreased $54,000, or 24.4%, from $221,000 for the year ended December 31, 2024 to $167,000 for the year ended December 31, 2025. This decrease resulted primarily from an decrease in average balance of $650,000, or 18.1%, from $3.6 million for the year ended December 31, 2024 to $2.9 million for the year ended December 31, 2025, and a decrease in yield of 48 basis points, or 7.8%, from 6.17% for the year ended December 31, 2024 to 5.69% for the year ended December 31, 2025.

Interest income from interest bearing deposits in banks decreased $400,000, or 55.3%, from $723,000 for the year ended December 31, 2024 to $323,000 for the year ended December 31, 2025, resulting primarily from a decrease in average yield of 111 basis points, or 20.3%, from 5.45% for the year ended December 31, 2024 to 4.34% for the year ended December 31, 2025 and a decrease in average interest bearing deposits of $5.9 million, or 44.4% from $13.3 million for the year ended December 31, 2024 to $7.4 million for the year ended December 31, 2025. There was also a decrease of $464,000 in fed funds interest income for the year ended December 31, 2025 primarily from a decrease of 105 basis points, or 19.6%, in average yield on fed funds sold from 5.38% for the year ended December 31, 2024 to 4.33% for the year ended December 31, 2025 and a $7.7 million, or 61.6%, decrease in average fed funds sold from $12.5 million for the year ended December 31, 2024 to $4.8 million for the year ended December 31, 2025. The decreases in interest bearing deposits in banks and fed funds are primarily the result of loan growth, paydown of FHLB advances and brokered deposits, and a decrease in core deposits. The decrease in yields on deposits in banks and fed funds is reflective of a decrease in market interest rates.

The Company recorded a net interest expense from the fair value hedge of $10,000 for the year ended December 31, 2025 following termination of the remaining swap contracts in the first quarter. This is a decrease of $460,000, or 102.2% from interest income of $450,000 for the year ended December 31, 2024. The Company had entered into the interest rate swap agreement in 2023 to convert a portion of its interest rate exposure from fixed rates to floating rates to help manage the interest rate risk position. Refer to additional detail regarding the fair value hedge in Note 20 – Derivatives of the accompanying consolidated financial statements.

Interest Expense. Interest expense decreased $725,000, or 7.3%, to $9.2 million for the year ended December 31, 2025 from $9.9 million for the year ended December 31, 2024 due primarily to a decrease in the average balance of interest-bearing liabilities of $11.5 million, or 3.3%, from $350.3 million for the year ended December 31, 2024 to $338.8 million for the year ended December 31, 2025 and a decrease in the average cost of interest bearing liabilities of 12 basis points, or 4.2%, from 2.83% for the year ended December 31, 2024 to 2.71% for the year ended December 31, 2025 primarily due to an decrease in deposit costs. Interest expense on deposit accounts decreased $188,000, or 2.6%, to $7.1 million for the year ended December 31, 2025 from $7.3 million for the year ended December 31, 2024, due to a decrease in the average deposit cost of 13 basis points, or 4.9%, from 2.59% for the year ended December 31, 2024 to 2.46% for the year ended December 31, 2025 and partially offset by an increase in average interest-bearing deposits of $7.0 million, or 2.5%, from $281.4 million for the year ended December 31, 2024 to $288.4 million for the year ended December 31, 2025. The increase in average interest-bearing deposit balances were primarily in higher cost certificates of deposit accounts and partially offset by a decrease in lower cost interest-bearing demand and savings accounts. This shift to higher yielding accounts is due primarily to an increase in the average balance of brokered deposits. At December 31, 2025, market rates had leveled off some and the Bank’s deposit rates had decreased.

Interest expense on Federal Home Loan Bank advances decreased $536,000, or 20.6%, to $2.1 million for the year ended December 31, 2025 from $2.6 million for the year ended December 31, 2024. The average balance of Federal Home Loan Bank advances decreased by $18.0 million, or 26.4%, to $50.2 million for the year ended December 31, 2025 from $68.2 million for the year ended December 31, 2024. This was offset by an increase in average cost of 30 basis points, or 7.9%, from 3.81% for the year ended December 31, 2024 to 4.11% for the year ended December 31, 2025. The Company has paid down FHLB advances to $45.7 million at December 31, 2025.

Net Interest Income. Net interest income increased $764,000, or 6.1%, to $13.3 million for the year ended December 31, 2025 from $12.6 million for the year ended December 31, 2024, primarily due to an increase in net interest rate spread of 29 basis points, or 11.5%, from 2.51% for the year ended December 31, 2024 to 2.80% for the year ended December 31, 2025. Net interest margin increased 28 basis points to 3.26% for the year ended December 31, 2025 from 2.98% for the year ended December 31, 2024.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses was $831,000 for the year ended December 31, 2025, compared to $158,000 for the year ended December 31, 2024, an increase of $673,000, or 425.9%, primarily due to loan growth as well as provision expense recorded following the charge-off of a loan and subsequent foreclosure of a multi-family property.

Noninterest Income. Noninterest income increased $5.0 million, or 263.2%, to $3.1 million for the year ended December 31, 2025 from a net loss of $1.9 million for the year ended December 31, 2024. This decrease is primarily due to a $3.8 million loss on the sale of residential loans as part of a strategic balance sheet repositioning executed during the year ended December 31, 2024, a $287,000 expense on the disposal of a fixed asset recorded in the year ended December 31, 2024, a $495,000 fair value adjustment on a commercial development property received in lieu of foreclosure, a $198,000 gain on other investment, and $230,000 in rental income on foreclosed properties recorded in the year ended December 31, 2025.

Noninterest Expense. Noninterest expense decreased $72,000, or 0.6%, to $12.2 million for the year ended December 31, 2025 from $12.3 million for the year ended December 31, 2024 primarily due to compensation and benefits paid to terminated employees in the year ended December 31, 2024, and partially offset by an increase in expense related to foreclosed properties in the year ended December 31, 2025.

Salary and employee benefit expenses decreased by $308,000, or 4.5%, to $6.5 million for the year ended December 31, 2025 from $6.8 million for the year ended December 31, 2024. This is due primarily to an extraordinary $129,000 initial vesting expense and nonrecurring expenses of $230,000 related to executive changes in 2024, and is partially offset by normal increases in wages, insurance costs and payroll taxes. Technology expense decreased $137,000, or 31.5%, to $298,000 for the year ended December 31, 2025 from $435,000 for the year ended December 31, 2024 due primarily to card processing fees incurred in the first half of 2024 associated with a “tap” debit card implementation project. Other expenses combined increased $361,000, or 15.1%, from $2.4 million for the year ended December 31, 2024 to $2.7 million for the year ended December 31, 2025 which included a $256,000 increase in expense related to foreclosed properties held in other real estate owned and a $119,000 increase in marketing expense due to contracting with an outside marketing firm and expanding our reach through additional advertising channels.

Income Tax Expense. Income tax expense increased by $998,000 to $522,000 for the year ended December 31, 2025 from a tax benefit of $476,000 for the year ended December 31, 2024 due primarily to the increase in the taxable income. The effective tax rate was 15.5% and 26.7% for the years ended December 31, 2025 and 2024, respectively. The decrease in the effective tax rate was due to the non-recurring loan sale and related loss for the year ended December 31, 2024, which was taxed at the marginal rate.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
●	maintaining a high level of liquidity;
●	growing our volume of core deposit accounts;
●	managing our investment securities portfolio so as to reduce the average maturity and effective life of the portfolio;

●	diversifying our securities portfolio by continuing to add collateralized mortgage obligations (CMOs) and subordinated debt;
●	managing our borrowings from the Federal Home Loan Bank of Dallas;
●	managing our loan services by adding wholesale lending products to continue to offer these services while reducing interest rate risk in the loan portfolio;
●	continuing to diversify our loan portfolio by adding more commercial loans, which typically have shorter maturities, adjustable rates, and fee income; and
●	Derivatives.

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by various rate change scenarios ranging from 100 to 400 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines approved by our Board of Directors.

At December 31, 2025
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$14,368	5.78%
300	14,234	4.79%
200	14,056	3.49%
100	13,711	0.95%
Level	13,583	—
(100)	13,429	(1.13)%
(200)	13,456	(0.93)%
(300)	13,286	(2.19)%
(400)	13,230	(2.60)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 3.49% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.93% decrease in net interest income.

Net Economic Value. We also compute amounts by which the net present value of our assets and liabilities (net economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by rate change scenarios ranging from 100 to 400 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The tables below set forth the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2025
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$61,642	$(3,591)	(5.51)%	15.78%	75
300	63,291	(1,942)	(2.98)%	15.80%	77
200	64,591	(642)	(0.98)%	15.71%	68
100	65,304	71	0.11%	15.46%	43
Level	65,233	—	—%	15.03%	—
(100)	63,909	(1,324)	(2.03)%	14.33%	(70)
(200)	60,644	(4,589)	(7.03)%	13.23%	(180)
(300)	54,695	(10,538)	(16.15)%	11.61%	(342)
(400)	45,221	(20,012)	(30.68)%	9.39%	(564)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.98% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 7.03% decrease in EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities and loans. We are also able to borrow from the Federal Home Loan Bank of Dallas. At December 31, 2025, we had outstanding advances of $45.7 million from the Federal Home Loan Bank of Dallas. At December 31, 2025, we had unused borrowing capacity of $100.3 million with the Federal Home Loan Bank of Dallas. In addition, at December 31, 2025, we had two unused lines of credit for a total of $8.0 million, which included an unsecured $3.0 million line of credit with Texas Independent Bankers Bank and an unsecured $5.0 million line of credit with First Horizon Bank. At December 31, 2025, there was no outstanding balance with any of these facilities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the years ended December 31, 2025 and 2024 included as part of the consolidated financial statements appearing elsewhere in this annual report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Broadstreet Bank and it must provide for its own liquidity to pay any dividends to stockholders and for other financial purposes. Its primary source of income is dividends received from Broadstreet Bank. The amount of dividends that Broadstreet Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. At December 31, 2025, Texas Community Bancshares, Inc. (on a stand-alone unconsolidated basis) had liquid assets totaling $3.7 million.

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

The Bank educates and assists large depositors on having FDIC coverage to the fullest legal extent, which is over $250,000 for many depositors depending on the type of account ownership. At December 31, 2025, there were 195 accounts with balances in excess of $250,000 with a total of $94.6 million, or 28.8% of deposits. The amount that was over $250,000 was $45.8 million, or 14.0%, that was potentially uninsured, including certificates of deposit of $13.6 million and $32.2 million in checking, MMDA and savings accounts.

At December 31, 2025, the weighted average life (WAL) of our securities portfolio is 4.9 years. The gross unrealized losses on the AFS securities is $3.9 million, or 6.1% of the $63.8 million AFS portfolio and 6.9% of capital. Unrealized losses on the HTM securities were $1.5 million, or 8.2% of the $18.3 million HTM portfolio and 2.6% of capital. The total gross unrealized losses are $5.4 million, or 6.6% of the $82.1 million securities portfolio and 9.5% of capital. The securities portfolio includes $31.8 million, or 38.8%, that are agency issued and guaranteed by the U.S. government. These losses are the result of market interest rate increases and we continue to monitor the portfolio for credit and other risks. The net unrealized loss on AFS securities, and the corresponding other comprehensive loss, net of tax, was $3.1 million, or 5.8% of capital. Over the next 24 months from December 31, 2025, we anticipate $38.9 million in incoming cash flow from the securities portfolio with $20.7 million in 2026 and 18.2 million in 2027. See the Securities section of the management discussion and analysis for more information.

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

Our asset quality remains strong. We are being cautiously optimistic with our lending and strategic decisions, staying focused on long-term goals and taking advantage of opportunities while being diligent about recognizing and mitigating risk. At December 31, 2025, our allowance for credit losses to total loans and leases was 1.12%. The Company continues to monitor rates and loan demand weekly and align pricing accordingly. Housing supply and demand are monitored for indicators of a significant change in the local housing markets. The Bank adjusts in-house mortgage rates based on market pricing while continuing to offer secondary market options to moderate loan funding and we have seen a moderate increase in mortgage demand due to relatively lower market interest rates. We are monitoring housing supply and demand, primarily in our Mineola, Lindale and Tyler markets where home sales and new home construction have been active, for indicators of a significant changes in the local housing markets. Construction and residential real estate loan balances have declined, but the overall loan growth has been driven by increases in commercial real estate, farmland, commercial and municipal loans.

At December 31, 2025 we have $2.7 million in internet deposit listing service CDs, and $18.0 million in callable brokered CDs, and have paid down $4.2 million in FHLB borrowings.

The following are the various liquidity sources we had available at December 31, 2025 that we could use as needed:

●	FHLB borrowing capacity of $100.3 million
●	$8 million in credit lines with 2 correspondent banks
●	Federal Reserve discount window
●	Qwickrate (listed) CD Program
●	Brokered deposits
●	The ability to sell securities.
●	The ability to sell a group of loans in the secondary market on an as needed basis
●	The ability to sell a portion of our BOLI assets

At December 31, 2025, Broadstreet Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category. See Note 18 of the notes to consolidated financial statements.

Off-Balance Sheet Arrangements

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, unused lines of credit and swap transactions. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2025, we had outstanding commitments to originate loans of $35.7 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2025 totaled $102.6 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the Federal Home Loan Bank of Dallas or other wholesale funding sources, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Shareholders, Board of Directors and Audit Committee

Texas Community Bancshares, Inc. and Subsidiaries

Mineola, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Texas Community Bancshares, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2020.

/s/ Forvis Mazars, LLP

Houston, Texas
March 25, 2026

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Cash and due from banks	$3,876	$4,015
Federal funds sold	2,574	9,275
Cash and cash equivalents	6,450	13,290
Interest bearing deposits in banks	5,509	9,720
Securities available for sale	59,893	75,189
Securities held to maturity, net of allowance for credit losses of $0 (fair values of $16,744 at December 31, 2025 and $19,531 at December 31, 2024)	18,283	22,096
Loans receivable, net of allowance for credit losses of $3,440 at December 31, 2025 and $3,222 at December 31, 2024	301,986	292,416
Net investment in direct financing leases	1,219	1,292
Accrued interest receivable	1,888	1,919
Premises and equipment, net	11,459	11,526
Bank-owned life insurance	6,544	6,370
Other real estate owned	9,271	480
Restricted investments carried at cost	2,773	3,715
Core deposit intangible	—	132
Deferred income taxes	1,814	2,688
Financial derivative	—	419
Other assets	2,753	2,205
	$429,842	$443,457
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$45,871	$41,466
Interest bearing	282,033	294,362
Total deposits	327,904	335,828
Advances from Federal Home Loan Bank (FHLB)	45,669	49,878
Accrued expenses and other liabilities	2,512	5,643
Total liabilities	376,085	391,349
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,366,516 issued and 2,887,275 outstanding at December 31, 2025 and 3,370,425 issued and 3,088,152 outstanding at December 31, 2024	34	34
Additional paid in capital	33,198	32,493
Retained earnings	32,412	30,163
Accumulated other comprehensive loss	(3,063)	(4,766)
Unearned Employee Stock Ownership Program (ESOP) shares, at cost	(1,884)	(2,039)
Treasury stock, at cost (479,241 shares at December 31, 2025 and 282,273 shares at December 31, 2024)	(6,940)	(3,777)
Total shareholders' equity	53,757	52,108
	$429,842	$443,457

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

	Year Ended
	December 31,
	2025	2024

Interest Income
Loans, including fees	$17,681	$15,923
Debt securities
Taxable	3,947	4,306
Non taxable	176	158
Dividends on restricted investments	167	221
Federal funds sold	207	671
Deposits with banks	323	723
Financial derivative	(10)	450
Total interest income	22,491	22,452
Interest Expense
Deposits	7,105	7,293
Advances from FHLB	2,063	2,599
Other	9	10
Total interest expense	9,177	9,902
Net Interest Income	13,314	12,550
Provision for Credit Losses - loans	736	269
Provision (Credit) for Credit Losses - off-balance sheet credit exposures	95	(111)
Provision for Credit Losses	831	158
Net Interest Income After Provision for Credit Losses	12,483	12,392
Noninterest Income
Service charges on deposit accounts	729	687
Other service charges and fees	1,154	1,244
Net gain on securities transactions	117	190
Net loss on sale of loans	—	(3,850)
Net (loss) gain on sale of other real estate owned	(19)	37
Fair value adjustments to other real estate owned	495	(78)
Net loss on premises and equipment	—	(287)
Net appreciation on bank-owned life insurance	173	133
Gain on other investment	198	—
Other income	232	21
Total noninterest income (loss)	3,079	(1,903)
Noninterest Expenses
Salaries and employee benefits	6,532	6,840
Occupancy and equipment expense	1,098	1,103
Data processing	1,013	937
Technology expense	298	435
Contract services	262	265
Director fees	248	304
Other expense	2,747	2,386
Total noninterest expense	12,198	12,270
Income (Loss) Before Income Taxes	3,364	(1,781)
Income Tax Expense (Benefit)	522	(476)
Net Income (Loss)	$2,842	$(1,305)
Earnings (Loss) per share - basic	1.04	(0.45)
Earnings (Loss) per share - diluted	1.00	(0.44)
Weighted-average shares outstanding - basic	2,727,212	2,915,402
Weighted-average shares outstanding - diluted	2,855,459	2,986,015

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

	Year Ended
	December 31,
	2025	2024
Net Income (Loss)	$2,842	$(1,305)

Other items of comprehensive income
Debt Securities
Net changes in fair value of available for sale securities, before tax	2,689	937
Reclassification adjustment for realized gain on sale of investment securities included in net income (loss), before tax	(117)	(190)
Net changes in fair value of available for sale securities hedged, before tax	(417)	298
Total other items of comprehensive income, before tax	2,155	1,045

Income tax expense related to other items of comprehensive income	(452)	(219)
Total other items of comprehensive income (loss), after tax	1,703	826

Comprehensive Income (Loss)	$4,545	$(479)

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance at January 1, 2025	$—	$34	$32,493	$30,163	$(4,766)	$(2,039)	$(3,777)	$52,108
Net income	—	—	—	2,842	—	—	—	2,842
Stock based compensation expense	—	—	607	—	—	—	—	607
Other comprehensive income, net of tax	—	—	—	—	1,703	—	—	1,703
Cash dividend declared ($0.20 per share)	—	—	—	(593)	—	—	—	(593)
ESOP shares committed to be released, 15,472 shares	—	—	98	—	—	155	—	253
Treasury stock purchased, 196,968 shares	—	—	—	—	—	—	(3,163)	(3,163)
Balance at December 31, 2025	$—	$34	$33,198	$32,412	$(3,063)	$(1,884)	$(6,940)	$53,757

Balance at January 1, 2024	$—	$34	$31,671	$31,972	$(5,592)	$(2,197)	$(2,199)	$53,689
Net loss	—	—	—	(1,305)	—	—	—	(1,305)
Stock based compensation expense	—	—	757	—	—	—	—	757
Other comprehensive income, net of tax	—	—	—	—	826	—	—	826
Cash dividend declared ($0.16 per share)	—	—	—	(504)	—	—	—	(504)
ESOP shares committed to be released, 15,862 shares	—	—	65	—	—	158	—	223
Treasury stock purchased, 107,431 shares	—	—	—	—	—	—	(1,578)	(1,578)
Balance at December 31, 2024	$—	$34	$32,493	$30,163	$(4,766)	$(2,039)	$(3,777)	$52,108

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

	Year Ended
	December 31,
	2025	2024
Operating Activities
Net income (loss)	$2,842	$(1,305)
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for credit losses - loans	736	269
Provision (credit) for credit losses - off-balance sheet credit exposures	95	(111)
Net (accretion) amortization of securities	(149)	74
Depreciation and amortization	593	572
Net realized gain on sales of securities available for sale	(117)	(190)
Net unrealized gain on discontinued financial derivative	463	—
Stock dividends on restricted investments	(155)	(211)
Net increase on other investment	(157)	—
Loss on sale of loans	—	3,850
Loss on disposal of fixed assets	—	287
Appreciation on bank-owned life insurance	(173)	(133)
ESOP compensation expense for allocated shares	253	223
Loss (gain) on sale other real estate owned	19	(37)
Fair value adjustment on other real estate owned	(495)	78
Stock-based compensation	607	757
Deferred income tax expense (benefit)	405	(476)
Loss on fair value adjustment of fair value hedges	10	(6)
Net change in
Accrued interest receivable	31	(191)
Other assets	(229)	(724)
Accrued expenses and other liabilities	(3,212)	(785)
Net Cash from Operating Activities	1,367	1,941
Investing Activities
Net change in interest bearing deposits in banks	4,211	2,578
Activity in available for sale securities
Purchases	(53,718)	(19,394)
Sales	23,797	20,134
Maturities, prepayments and calls	47,683	18,384
Activity in held to maturity securities
Maturities, prepayments and calls	3,724	3,801
Redemptions of restricted investments	1,096	—
Purchases of other investment	(169)	(132)
Loan originations and principal collections, net	(19,189)	(37,139)
Net decrease (increase) in net investment in direct financing leases	73	(1,256)
Proceeds from sale of loans, originally classified as loans held for investment	—	22,971
Proceeds from sales of other real estate owned	568	56
Additions of premises and equipment	(394)	(1,201)
Net Cash from Investing Activities	7,682	8,802
Financing Activities
Net (decrease) increase in deposits	(7,924)	18,587
Advances from FHLB and other borrowings	16,052	5,052
Payments on FHLB and other borrowings	(20,261)	(32,070)
Cash dividends declared and paid	(593)	(504)
Purchases of treasury stock	(3,163)	(1,578)
Net Cash used for Financing Activities	(15,889)	(10,513)
Net Change in Cash and Cash Equivalents	(6,840)	230
Cash and Cash Equivalents at Beginning of Period	13,290	13,060
Cash and Cash Equivalents at End of Period	$6,450	$13,290

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Significant Group Concentration of Credit Risk

Most of the Company’s activities are with customers located within the Wood, Smith, and Van Zandt County areas and the Dallas Fort Worth Metroplex. Note 3 discusses the types of securities in which the Company invests. Note 4 discusses the types of lending in which the Company engages. Approximately 91% and 93% of the loan balance at December 31, 2025 and 2024, respectively, is secured by real estate. The Company does not have any other significant concentrations to any one industry or customer.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This update requires public business entities to annually disclose specific categories within the income tax rate reconciliation and provide additional information for reconciling items that meet a certain quantitative threshold. Additionally, the amendments in this update require entities to disclose certain information about income taxes paid, income tax disaggregation, disclosures around unrecognized tax benefits, and the removal of disclosures related to temporary differences surrounding deferred tax liabilities to enhance the transparency and decision usefulness of income tax disclosures. This update is effective for

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company adopted this update prospectively as of January 1, 2025 (see Note 10).

Previously Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments in this update introduce a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker, extend certain annual disclosures to interim periods, clarify that single reportable segment entities must apply Topic 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions and require disclosure of the title and position of the chief operating decision maker. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has evaluated the impact of adopting ASU 2023-07 and concluded the impact to be immaterial on its consolidated financial position, results of operations, or disclosures. See Note 1 for the corresponding segments disclosure.

Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued Accounting Standards Update ("ASU") 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which amends ASC Topic 270 to improve the organization and navigability of interim reporting guidance and to clarify when the guidance applies. The ASU compiles existing interim disclosure requirements from across the Codification into Topic 270 and introduces a disclosure principle requiring entities to disclose events that occur after the end of the most recent annual reporting period that have a material effect on the entity. The amendments are not intended to change the fundamental nature of interim reporting or significantly expand or reduce existing interim disclosure requirements.

For public business entities, the amendments are effective for interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of this ASU on its interim financial statement disclosures and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to provide enhanced disclosures in the notes to the financial statements regarding the disaggregation of certain income statement expense captions into specified natural expense categories, including, but not limited to, employee compensation, depreciation, and amortization. The ASU does not change the expense captions presented on the face of the income statement.

For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of this ASU on its financial statement disclosures and related reporting processes. Adoption of this guidance is expected to primarily affect the Company’s disclosure requirements and is not expected to have a material impact on its consolidated financial statements.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks and federal funds sold, all of which mature within ninety days.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

Balances in transaction accounts at other financial institutions may exceed amounts covered by federal deposit insurance. Management regularly evaluates the credit risk associated with other financial institutions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents. At December 31, 2025 and 2024, the Company had $5,209 and $9,421, respectively, that exceeded amounts covered by federal deposit insurance.

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

For the year ended December 31, 2025 and 2024, the Company determined no provision for credit losses on securities was necessary.

Restricted Investments Carried at Cost

The Company’s primary restricted investment is Federal Home Loan Bank stock carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Company may request redemption at par value of any stock in excess of the amount it is required to hold. Stock

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

redemptions are made at the discretion of FHLB. Due to advance requirements, there were no purchases and dividend reinvestments of $155 for the year ended December 31, 2025, and there were no purchases and dividend reinvestments of $211 for the year ended December 31, 2024. Both cash and stock dividends are reported as income. There were stock redemptions of $1,096 during 2025 and no sales or redemptions during 2024. Additionally, the Company periodically evaluates FHLB stock for impairment. As of December 31, 2025 or 2024, no impairment charges were recorded.

Other restricted investments are carried at cost. Any changes to the cost basis of these investments are recorded in the consolidated statements of operations.

Loans and Leases

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans secured by real estate throughout Wood, Smith, and Van Zandt Counties and the Dallas Fort Worth Metroplex area. The ability of the Company’s debtors to honor their contracts is dependent upon the general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off which are measured at historical cost are generally reported at their outstanding unpaid principal balances net of any unearned income, charge-offs, and unamortized deferred fees and costs on originated loans. Interest income is accrued on the unpaid principal balance. The deferral of all loan origination fees and origination costs is quantified annually. In 2025 and 2024, management determined the deferral of these fees and costs to be immaterial to the consolidated financial statements. Unearned income is amortized to interest income using a straight-line methodology. Accrued interest receivable on loans totaled $1,493 and $1,416 as of December 31, 2025 and 2024, respectively, and was reported in accrued interest receivable on the consolidated statement of financial condition and is excluded from the estimate of credit losses.

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

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

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

The outstanding balance of loans within the remaining loan segments (agriculture, commercial, and consumer and other) are generally charged off no later than the end of the month in which the account becomes 120 days past due. For secured loans, accounts are written down to the collateral value.

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

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

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

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

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

December 31, 2025 and 2024

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

Intangible Assets

Intangible assets with a finite life consisted of a core deposit intangible that was carried at cost less accumulated amortization. The Company amortized the cost of the identifiable intangible asset on a straight-line basis over the expected period of benefit, which was seven years. At December 31, 2025, the Company had fully amortized the core deposit intangible.

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

During the years ended December 31, 2025 and 2024, the Company recognized no interest and penalties. Based on management’s analysis, the Company did not have any uncertain tax positions at December 31, 2025 and 2024.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Texas.

Treasury Stock

Treasury stock is accounted for using the cost method and consists of 479,241 and 282,273 shares at December 31, 2025 and 2024, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2025 and 2024 amounted to $240 and $113, respectively.

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

December 31, 2025 and 2024

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

Gains (Losses) on Sales of Other Real Estate Owned: The Company records a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of a other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the other real estate owned is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

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

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

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

The Company would be exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties would be able to fully satisfy their obligations under the agreements.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on securities available-for-sale.

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

Revision of Prior-Period Comparative Financial Statements

Certain disclosures in the 2024 comparative consolidated financial statements have been revised to correct for misstatements that were not material to the previously issued 2024 financial statements. The revisions relate to the presentation of certain disclosures and do not impact previously reported total assets, total liabilities, total shareholder’s equity, or net income for the year ended December 31, 2024. The specific revisions are as follows:

●	Related Party Loans: The balance of loans to related parties as of December 31, 2024, was revised from $2,987 to $3,978 in Note 15 Related Party Transactions.
●	Related Party Deposits: The balance of deposits to related parties as of December 31, 2024, was revised from $4,052 to $6,212 in Note 15 Related Party Transactions.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

Note 2 -    Earnings Per Share

Basic earnings per share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the period, including allocated and committed-to-be-released ESOP shares and vested restricted stock awards. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Year Ended
	December 31,
	2025	2024
Net Income (Loss)	$2,842	$(1,305)

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	2,925,812	3,132,101
Less: average unearned ESOP shares	(198,600)	(216,699)
Weighted average shares outstanding for basic earnings per share	2,727,212	2,915,402

Additional dilutive shares	128,247	70,613

Weighted average shares outstanding for dilutive earnings per share	2,855,459	2,986,015

Basic earnings (loss) per share	$1.04	$(0.45)

Dilutive earnings (loss) per share	$1.00	$(0.44)

Nonvested restricted stock awards for 64,886 shares of common stock were not considered in computing diluted earnings per share for 2024, because they were antidilutive. All nonvested restricted stock awards were considered in computing diluted earnings per share for 2025, because they were dilutive. Stock options for 128,269 and 160,596 shares of common stock were not considered in computing diluted earnings per share for 2025 and 2024, because they were nonvested. Stock options for 44,630 shares of common stock have vested, however, were not considered in computing diluted earnings per share for 2024, because they were antidilutive.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

Note 3 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$6,475	$—	$(679)	$5,796
Collateralized mortgage obligations	37,023	12	(1,293)	35,742
State and municipal	9,753	—	(1,010)	8,743
Corporate bonds	10,519	49	(956)	9,612
Total securities available for sale	$63,770	$61	$(3,938)	$59,893

Held to Maturity
Debt Securities:
Residential mortgage-backed	$16,112	$—	$(1,534)	$14,578
State and municipal	1,200	—	(6)	1,194
U.S. Government and agency	971	1	—	972
Total securities held to maturity	$18,283	$1	$(1,540)	$16,744

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$10,356	$—	$(1,205)	$9,151
Collateralized mortgage obligations	48,808	21	(2,261)	46,568
State and municipal	15,124	—	(1,847)	13,277
Corporate bonds	7,352	—	(1,159)	6,193
Total securities available for sale	$81,640	$21	$(6,472)	$75,189

Held to Maturity
Debt Securities:
Residential mortgage-backed	$19,090	$—	$(2,521)	$16,569
State and municipal	1,567	—	(45)	1,522
U.S. Government and agency	1,439	1	—	1,440
Total securities held to maturity	$22,096	$1	$(2,566)	$19,531

During the years ended December 31, 2025 and 2024, the Company had sales of available for sale securities with an amortized cost basis of $23,672 with a gain of $117 and $19,944 with a gain of $190, respectively. There were no sales of held to maturity securities during the years ended December 31, 2025 and 2024.

At December 31, 2025 and 2024, securities with a fair value of $14,815 and $17,862, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2025, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$—	$—
Due from one to five years	1,144	1,054	135	128
Due in five to ten years	12,879	12,074	971	972
After ten years	6,249	5,227	1,065	1,066
Residential mortgage-backed	6,475	5,796	16,112	14,578
Collateralized mortgage obligations	37,023	35,742	—	—
Total	$63,770	$59,893	$18,283	$16,744

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2025
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (0, 77)	$—	$—	$20,374	$(2,213)
Collateralized mortgage obligations (2, 15)	2,538	(18)	24,891	(1,275)
State and municipal (1, 9)	1,065	—	8,872	(1,016)
Corporate bonds (4, 13)	2,871	(29)	5,572	(927)
Total	$6,474	$(47)	$59,709	$(5,431)

	December 31, 2024
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (1, 83)	$434	$(20)	$25,287	$(3,706)
Collateralized mortgage obligations (8, 15)	15,185	(224)	22,316	(2,037)
State and municipal (1, 17)	309	(1)	14,126	(1,891)
Corporate bonds (2, 12)	1,581	(20)	4,611	(1,139)
Total	$17,509	$(265)	$66,340	$(8,773)

At December 31, 2025 and 2024, the Company had investment securities with approximately $5,431 and $8,773, respectively, in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the market depreciation was primarily the change in market interest rates and not the issuer’s financial condition or downgrades by rating agencies. The Company has the ability and intent to hold such securities until maturity.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

December 31, 2025 and 2024:

	December 31, 2025
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$16,112	$1,066	$971
Baa1	—	134	—
	$16,112	$1,200	$971

	December 31, 2024
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$19,090	$1,433	$1,439
Baa1	—	134	—
	$19,090	$1,567	$1,439

As of December 31, 2025 and 2024, there were no securities held to maturity on nonaccrual or past due status.

Mortgage-backed Securities and Collateralized Mortgage Obligations

The unrealized losses on the Company’s investments in mortgage-backed securities and collateralized mortgage obligations were caused by market interest rate increases and changes in prepayment speeds and not credit quality. It is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity. The unrealized losses on the Company’s investment in mortgage-backed securities have not been recognized into income and no allowance for credit losses was established at December 31, 2025 and 2024.

U.S. Government and Agency

The unrealized losses on the Company’s investments in U.S. government and agency securities have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be at maturity. The decline in fair value is largely due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at December 31, 2025 and 2024.

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

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at December 31, 2025 and 2024.

Note 4 -    Loans and Leases

A summary of the balances of loans and leases follows:

	December 31,	December 31,
	2025	2024
Real estate
Construction and land	$48,372	$54,136
Farmland	17,085	9,540
1-4 Residential and multi-family	151,326	156,068
Commercial Real Estate	61,526	56,068
Total real estate	278,309	275,812
Agriculture	33	55
Commercial	8,813	6,315
Municipalities	14,890	9,253
Consumer and other	4,600	5,495
Subtotal	306,645	296,930
Less: allowance for credit losses	(3,440)	(3,222)
Loans and leases, net	$303,205	$293,708

Direct financing leases of $1,219 and $1,292 are included in consumer and other loans at December 31, 2025 and 2024, respectively.

The following table set forth information regarding the activity in the allowance for credit losses for the year ended December 31, 2025 and 2024:

	December 31, 2025
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Balance, January 1, 2025	$632	$74	$1,355	$605	$1	$375	$83	$97	$3,222
Provision (credit) for credit losses	412	78	47	113	—	40	19	27	736
Loans charged-off	(453)	—	(3)	—	—	(8)	—	(60)	(524)
Recoveries	—	—	—	—	—	—	—	6	6
Balance, December 31, 2025	$591	$152	$1,399	$718	$1	$407	$102	$70	$3,440

	December 31, 2024
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Balance, January 1, 2024	$378	$66	$1,621	$482	$2	$441	$18	$88	$3,096
Provision for credit losses	254	8	(250)	123	(1)	18	65	52	269
Loans charged-off	—	—	(16)	—	—	(84)	—	(86)	(186)
Recoveries	—	—	—	—	—	—	—	43	43
Balance, December 31, 2024	$632	$74	$1,355	$605	$1	$375	$83	$97	$3,222

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing interest as of December 31, 2025 and 2024:

	December 31, 2025
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$—	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	968	—	—
Commercial real estate	42	—	—
Agriculture	—	—	—
Commercial	67	933	1
Municipalities	—	—	—
Consumer and other	4	—	—
Total	$1,081	$933	$1

	December 31, 2024
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$301	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	610	—	—
Commercial real estate	51	—	—
Agriculture	—	—	—
Commercial	23	1,140	—
Municipalities	—	—	—
Consumer and other	—	—	—
Total	$985	$1,140	$—

The Company did not recognize any interest income on nonaccrual loans during the years ended December 31, 2025 or 2024.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2025 and 2024:

	December 31, 2025
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
1-4 Residential & multi-family	$1,090	$—	$—
Commercial real estate	42	—	—
Commercial	—	247	753
Consumer and other	—	—	3
Total	$1,132	$247	$756

	December 31, 2024
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
Construction and land	301	—	—
1-4 Residential & multi-family	$745	$—	$—
Commercial real estate	51	—	—
Commercial	—	297	866
Total	$1,097	$297	$866

The Company had $2,135 and $2,260 in collateral-dependent loans as of December 31, 2025 and 2024, respectively.

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

December 31, 2025 and 2024

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes were made during the year ended December 31, 2025.

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

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

Based on the most recent analysis performed, the risk category of loans by class of loans and gross charge-offs as of December 31, 2025 and 2024, are as follows:

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Construction and land
Risk rating
Pass	$17,279	$19,483	$8,354	$1,522	$585	$1,149	$48,372
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$17,279	$19,483	$8,354	$1,522	$585	$1,149	$48,372
Current period gross charge-offs	$—	$—	$453	$—	$—	$—	$453
Farmland
Risk rating
Pass	$9,257	$2,893	$1,606	$1,383	$146	$1,587	$16,872
Special mention	—	—	—	213	—	—	213
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$9,257	$2,893	$1,606	$1,596	$146	$1,587	$17,085
1-4 Residential & multi-family
Risk rating
Pass	$13,244	$11,610	$28,449	$16,657	$26,422	$52,053	$148,435
Special mention	—	—	275	—	243	352	870
Substandard	—	—	1,332	—	—	689	2,021
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$13,244	$11,610	$30,056	$16,657	$26,665	$53,094	$151,326
Current period gross charge-offs	$—	$—	$3	$—	$—	$—	$3
Commercial real estate
Risk rating
Pass	$13,786	$13,486	$13,042	$4,925	$6,605	$8,974	$60,818
Special mention	—	—	—	—	—	666	666
Substandard	—	—	—	—	—	42	42
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$13,786	$13,486	$13,042	$4,925	$6,605	$9,682	$61,526
Agriculture
Risk rating
Pass	$—	$—	$26	$—	$7	$—	$33
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$—	$—	$26	$—	$7	$—	$33
Commercial
Risk rating
Pass	$1,722	$1,671	$444	$207	$12	$3,757	$7,813
Special mention	—	—	—	—	—	—	—
Substandard	—	67	—	—	686	247	1,000
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$1,722	$1,738	$444	$207	$698	$4,004	$8,813
Current period gross charge-offs	$—	$8	$—	$—	$—	$—	$8

Municipalities
Risk rating
Pass	$5,964	$8,131	$795	$—	$—	$—	$14,890
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$5,964	$8,131	$795	$—	$—	$—	$14,890
Consumer and other
Risk rating
Pass	$1,930	$1,713	$314	$143	$469	$—	$4,569
Special mention	21	3	3	—	—	—	27
Substandard	4	—	—	—	—	—	4
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$1,955	$1,716	$317	$143	$469	$—	$4,600
Current period gross charge-offs	$45	$7	$8	$—	$—	$—	$60

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which is subsequently presented.

The following is an aging analysis for loans as of December 31, 2025 and 2024:

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$—	$—	$—	$—	$48,372	$48,372
Farmland	—	—	—	—	17,085	17,085
1‑4 Residential & multi-family	113	49	—	162	151,164	151,326
Commercial real estate	—	—	—	—	61,526	61,526
Agriculture	—	—	—	—	33	33
Commercial	181	—	1	182	8,631	8,813
Municipalities	—	—	—	—	14,890	14,890
Consumer and other	22	3	—	25	4,575	4,600
Total	$316	$52	$1	$369	$306,276	$306,645

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$—	$—	$301	$301	$53,835	$54,136
Farmland	—	—	—	—	9,540	9,540
1‑4 Residential & multi-family	260	8	25	293	155,775	156,068
Commercial real estate	301	—	—	301	55,767	56,068
Agriculture	—	—	—	—	55	55
Commercial	2	—	—	2	6,313	6,315
Municipalities	—	—	—	—	9,253	9,253
Consumer and other	2	—	—	2	5,493	5,495
Total	$565	$8	$326	$899	$296,031	$296,930

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the years ended December 31, 2025 and 2024.

The following table presents interest income recognized on loans that are collateral-dependent and individually reviewed for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Real estate
1-4 Residential & multi-family	$—	$6
Commercial	—	10
	$—	$16

During the year ended December 31, 2025 and 2024, there were no modifications of loans to borrowers in financial difficulty.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

	December 31,
	2025	2024
Total minimum lease payments to be received	$1,447	$1,539
Less interest income	(228)	(247)
Net investment in direct financing lease	$1,219	$1,292

At December 31, 2025, the scheduled financing lease payments are as follows:

2026	$281
2027	194
2028	194
2029	194
2030	164
Thereafter	420
Total lease payments	1,447
Less: unearned interest income	(228)
Net lease receivables	$1,219

Note 6 -    Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2025	2024
Land	$2,023	$2,054
Buildings and improvements	12,694	12,535
Furniture, fixtures and equipment	3,399	3,149
	18,116	17,738
Accumulated depreciation	(6,657)	(6,212)
Total	$11,459	$11,526

Depreciation expense for the years ended December 31, 2025 and 2024, amounted to $461 and $439, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

Note 7 – Leases

The Company leases certain office facilities and equipment for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2030 and provide for renewal options ranging from 1 year to 5 years. The Company included in the determination of the right-of-use assets and lease liabilities any renewal options when the options are reasonably certain to be exercised. The leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay real estate taxes, insurance, and repairs.

The weighted-average discount rate is based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, then the Company estimates an applicable incremental borrowing rate. The incremental borrowing rate is estimated using the Company’s applicable borrowing rates and the contractual lease term.

Total right-of-use assets and lease liabilities at December 31, 2025 and 2024, were as follows:

		December 31,
	Statement of Financial Condition Classification	2025	2024
Right-of-use assets:
Operating leases	Other assets	$578	$292

Lease Liabilities:
Operating lease liabilities	Accrued expenses and other liabilities	$577	$292

Total lease costs for the years ended December 31, 2025 and 2024, were as follows:

	December 31,
	2025	2024
Operating lease cost	$121	$72

The future minimum lease payments under noncancelable operating leases with terms greater than one year at December 31, 2025, were as follows:

Operating Leases
2026	$146
2027	149
2028	150
2029	137
2030	42
Total undiscounted lease payments	624
Less: imputed interest	(47)
Net lease liabilities	$577

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

Supplemental Lease Information

	December 31,
	2025	2024
Weighted-average remaining lease term
Operating leases	4.21 Years	4.48 Years

Weighted-average discount rate
Operating leases	3.63%	2.79%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$124	$71

Note 8 -    Deposits

The aggregate amount of time deposits meeting or exceeding FDIC limits of $250 or more at December 31, 2025 and 2024, was $35,824 and $29,697, respectively. At December 31, 2025 and 2024, deposits include $18,000 and $22,000, respectively, of callable brokered deposits issued as part of an investment strategy that are fully insured with $18,000 maturing in 2029. At December 31, 2025, the scheduled maturities of time deposits are as follows:

2026	$102,584
2027	8,600
2028	4,073
2029	18,463
2030	65
Total	$133,785

Note 9 -    Advances from Federal Home Loan Bank

The Company had outstanding advances from Federal Home Loan Bank totaling $45,669 and $49,878 at December 31, 2025 and 2024, respectively. Such advances had a weighted average interest rate of 4.20% and 4.04% at December 31, 2025 and 2024, respectively. Scheduled maturities of the advances, which are subject to restrictions or penalties in the event of prepayment at December 31, 2025 are as follows:

2026	$13,000
2027	3,352
2028	29,317
Total	$45,669

Under these agreements, the Company had unused lines of credit amounting to $100,253 at December 31, 2025. Pursuant to a blanket collateral agreement with the FHLB, advances were secured by all stock and deposit accounts with the FHLB, mortgage collateral, securities collateral, and other collateral. $2,802 of securities were specifically pledged as of December 31, 2024. There were no securities specifically pledged as of December 31, 2025.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

Note 10 -    Income Taxes

Allocation of income taxes between current and deferred portions is as follows:

	Years ended December 31,
	2025	2024

Current federal income tax expense	$114	$—
Current state income tax expense	3	—
Deferred federal income tax expense (benefit)	394	(484)
Deferred state income tax expense	11	8

Total provision (benefit)	$522	$(476)

The differences in amounts and percentages between the statutory federal tax rate of 21% and the Company’s effective tax rate on net income before income taxes as reflected in the consolidated statements of operations during the year ended December 31, 2025, were as follows:

	Year ended December 31, 2025
	Amount	Percentage
U.S. federal statutory tax rate	$707	21.00%
State and local income taxes, net of federal income tax effect	11	0.33
Nontaxable or nondeductible items
Nontaxable items - tax-exempt loan interest	(164)	(4.87)
Nontaxable items - tax-exempt interest	(37)	(1.10)
Nontaxable items - insurance officer life CSV (tax exempt build up)	(37)	(1.10)
Nontaxable items - other nontaxable items	(2)	(0.06)
Nondeductible items - disallowed interest expense	38	1.13
Nondeductible items - other nondeductible items	(8)	(0.24)
Other adjustments	14	0.43
	522	15.52%

Texas is the only state included in the state and local income taxes, net of federal income tax effect, category.

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate during the year ended December 31, 2024, is as follows:

Year ended December 31, 2024

Income tax expense at the statutory rate	21.00%
State income taxes	(0.36)
Nontaxable earnings	8.47
Nondeductible expenses	(2.62)
Other	0.20

Total provision	26.69%

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

Income taxes paid were as follows:

	Years ended December 31,
	2025	2024
Jurisdiction
Federal	$175	$—
State/local (Texas)	3	—
Total	178	—

The components of the net deferred tax asset are as follows:

	December 31,
	2025	2024
Deferred tax assets
Allowance for credit losses	$767	$701
Intangible assets	104	89
Deferred compensation	54	288
State income tax credit	15	24
Stock options and restricted stock awards	252	201
Charitable contribution credit	31	77
Unrealized loss on securities available for sale	814	1,267
Net operating losses	257	574
Other	95	16
	2,389	3,237
Deferred tax liabilities
Depreciable assets	(145)	(120)
Accrual to cash	(278)	(261)
Mortgage servicing rights	(44)	(48)
Restricted stock dividends	(108)	(120)
	(575)	(549)

Net deferred tax asset	$1,814	$2,688

No valuation allowance for deferred tax assets was recorded as of December 31, 2025 and 2024, as management believes the amounts representing future deferred tax benefits will more likely than not be recognized since the Company is expected to have sufficient taxable income of an appropriate character within the carryback and carryforward periods as permitted by the tax law to allow for utilization of the future deductible amounts.

Retained earnings at December 31, 2025 and 2024, includes $2,663 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was $559 at December 31, 2025 and 2024.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

Note 11 -    Off-Balance-Sheet Activities

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

The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2025 and 2024, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	December 31, 2025	December 31, 2024
Commitments to extend credit	$35,666	$17,954

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

The Company is party to an agreement with the Federal Reserve Bank of Boston that provides the Company with a federal funds line of credit in an amount tied to securities on deposit with that bank. The Company pays no fees for this line of credit and has not drawn upon it. The Company is party to agreements with its correspondent banks that provide the Company with unsecured lines for up to $8,000 federal funds lines of credit to support overnight funding needs. The Company pays no fees for the lines of credit and has not drawn upon them. One line renews annually and the other line is in effect until either party changes the terms of the agreement.

At December 31, 2025, the Company had no commitments to purchase securities.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated statements of financial condition.

Note 12 -    Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

Note 13 -    Employee Benefit Plan

The Company sponsors a defined contribution 401(k) retirement plan covering substantially all of its employees. The plan provides for the Company to match employees’ contributions up to five percent of an employee’s annual salary. In addition, the Company offers a profit-sharing component to the 401(k) plan under which the Company may contribute an equal amount to the account of each employee. The amount of the profit-sharing contribution is discretionary and determined annually by the board of directors. The employees are 100% vested after six years of service. Prior to full vesting, the employees are vested from 20% to 80% depending on the length of service. The Company’s contributions for the years ended December 31, 2025 and 2024 were $192 and $181, respectively.

The Company has a deferred compensation plan with a former member of its board of directors that permits that director to defer a portion of his compensation and earn a guaranteed interest rate on the deferred amounts. The portion of the former director’s compensation that is deferred has been accrued and the only other expense related to this plan is the interest on the deferred amounts. Interest expense during the years ended December 31, 2025 and 2024, included $8 and $9, respectively, related to this plan. The Company has included $156 and $166 of deferred compensation payable at December 31, 2025 and 2024, respectively, which is included in accrued expenses and other liabilities.

To fund this plan, the Company has purchased a corporate-owned whole-life insurance contract on the former director. The Company has included $135 and $130 in bank-owned life insurance at December 31, 2025 and 2024, respectively, which represents the cash surrender value of this policy.

The Company adopted a deferred compensation incentive plan in January 2013. The plan provided for an individually agreed upon percentage of net income for the plan year to be deferred and vested over five years. The deferred compensation earned interest over the vesting period. The vested benefit was to be paid within 90 days of the end of each plan year. The plan was terminated on December 31, 2023, and was accelerated to fully vest all participants on December 31, 2023. The benefits totaling $435 that had not been previously deferred and deferrals from prior years totaling $561 were paid out on February 10, 2025. The only expense related to the plan after termination was interest expense on the balance being held in the plan until the designated pay date. The Company recorded compensation expense related to this program in the amount of $5 and $46 for the years ended December 31, 2025 and 2024, respectively. An accrual of $0 and $1,042 for December 31, 2025 and 2024, respectively, is included in accrued expenses and other liabilities.

To partially fund benefit plans, Broadstreet Bank maintains the Broadstreet Bank Split Dollar Life Insurance Plan, which consists of thirteen life insurance policies on six current, three retired officers and four former officers. The executive has the right to designate a beneficiary who will receive his or her share of the net death benefit payable upon his or her death if the employment conditions of the plan have been met. The policies are owned by Broadstreet Bank, which paid the premium due on the policies. Under the plan, the insured beneficiary will receive an agreed upon amount and Broadstreet Bank is entitled to the remaining death benefit or the entire death benefit in cases where plan employment conditions were not met. The Company has included $6,409 and $6,240 in bank-owned life insurance on bank officers at December 31, 2025 and 2024, which represents the cash surrender value of the policies.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

Note 14 -    Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase 260,621 shares (approximately 8.0% of the common stock issued in connection with the Conversion). The loan is secured by unallocated shares and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years.

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP will be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $253 and $223 for the years ended December 31, 2025 and 2024, respectively.

A summary of the ESOP shares as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Shares allocated to participants	72,240	56,768
Shares distributed to terminated participants	(12,475)	(5,151)
Unreleased shares	188,381	203,853
Total	248,146	255,470
Fair value of unreleased shares	$3,385	$3,109

Note 15 - Stock-Based Compensation

The Company has one equity incentive plan with two share-based compensation awards as described below. Total compensation cost that has been charged against income for those plans was $607 and $757 for the years ended December 31, 2025 and 2024, respectively.

Stock Option Awards

The Company’s 2022 Equity Incentive Plan (the Equity Plan), which was approved by shareholders, permits the grant of stock options to its directors, executive officers and other officers for up to 325,775 shares of common stock. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods of five years and have 10-year contractual terms. The Company has a policy of using shares held as treasury stock to satisfy share option exercises.

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

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

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

On August 31, 2022, the non-employee directors of the Company were granted 97,728 stock options with a cost of $6.50 per option and an exercise price of $16.00. These options will vest annually over a five year period ending August 31, 2027 and will expire on August 31, 2032. During the year ended December 31, 2025 and 2024, 14,661 and 8,144 of these options were forfeited or expired, respectively.

On February 28, 2023, the executive officers of the Company were granted 192,204 stock options with a cost of $6.14 per option and an exercise price of $15.67. These options will vest annually over a five year period ending February 28, 2028 and will expire on February 28, 2033. During the years ended December 31, 2025 and 2024, 22,477 and 24,758, of these options were forfeited or expired, respectively.

On February 28, 2024, an executive officer of the Company was granted 58,639 stock options with a cost of $6.41 per option and an exercise price of $13.75. The Company accelerated the first vesting period to vest 20% of the awards at grant date and the remaining awards will vest in four equal annual installments through February 28, 2028, and will expire on February 28, 2033.

On August 30, 2024, certain officers of the Company were granted 19,030 stock options with a cost of $6.27 per option and an exercise price of $14.31. These options will vest annually over a five year period ending August 31, 2029, and will expire on August 31, 2034.

Compensation expense for the stock options for the years ended December 31, 2025 and 2024, was $296 and $377, respectively.

There were no additional grants during the year ended December 31, 2025.

The fair value of options granted during the year ended December 31, 2024, was determined using the following weighted-average assumptions as of grant date.

2024
Expected volatility	33.90%
Expected dividends	-%
Expected term (in years)	7.50
Risk-free rate	4.16%

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

A summary of the activity in the stock option awards for 2025 and 2024 follows:

			Weighted-Average
		Weighted-Average	Remaining
Options	Options	Exercise Price	Contractual Term
Outstanding at December 31, 2023	231,293	$15.81	3.9
Granted	77,669	13.89	4.3
Exercised	-	-	-
Forfeited or expired	(32,902)	15.75	3.3
Outstanding at December 31, 2024	276,060	$15.28	3.6
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(37,138)	15.80	2.7
Outstanding at December 31, 2025	238,922	$15.20	2.9
	.
Exercisable at December 31, 2025	110,652	$15.36	2.2

		Weighted-Average
		Grant Date
Non-Vested Options	Options	Fair Value
Non-vested at December 31, 2023	211,747	$6.24
Granted	77,669	6.38
Vested	(56,358)	6.36
Forfeited	(31,273)	6.23
Non-vested at December 31, 2024	201,785	$6.26
Granted	-	-
Vested	(49,088)	6.36
Forfeited	(24,428)	4.18
Non-vested at December 31, 2025	128,269	$6.62

As of December 31, 2025 and 2024, there was $621 and $1,079, respectively, of total unrecognized compensation cost related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of five years.

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

On February 28, 2023, executive officers of the Company were granted 76,880 shares of Company stock at a fair market value of $15.67 per share. These stock awards will vest in five equal annual installments through February 28, 2028. During the years ended December 31, 2025 and 2024, 3,909 and 9,903, respectively, of these awards were forfeited.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Compensation expense for the restricted stock awards for the years ended December 31, 2025 and 2024 was $311 and $380, respectively.

A summary of changes in the Company’s nonvested shares for the years ended December 31, 2025 and 2024 follows:

		Weighted-Average
		Grant Date
Non-Vested Shares	Shares	Fair Value
Non-vested at December 31, 2023	84,697	$15.79
Granted	32,667	13.91
Vested	(22,535)	15.38
Forfeited	(12,510)	15.74
Non-vested at December 31, 2024	82,319	$15.16
Granted	-	-
Vested	(21,902)	15.25
Forfeited	(3,909)	15.67
Non-vested at December 31, 2025	56,508	$15.09

As of December 31, 2025 and 2024, there was $662 and $1,040 of total unrecognized compensation cost related to nonvested restricted stock granted under the plan. The cost is expected to be recognized over a weighted-average period of five years.

Note 16 -    Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates.

Annual activity consisted of the following:

	December 31,
	2025	2024

Beginning balance	$3,978	$5,717
Additions	18	75
Repayments	(1,308)	(1,814)
Ending balance	$2,688	$3,978

Deposits from related parties held by the Company at December 31, 2025 and 2024, amounted to $5,887 and $6,212, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

Note 17 -    Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Year Ended
	December 31,
	2025	2024
Supplemental cash flow information:
Cash paid for
Interest on deposits	$7,173	$7,252
Interest on FHLB advances	2,071	2,663
Other interest	10	9
Non-cash activities
Transfer on loans receivable to loans held for sale	$—	26,821
Loan originations to facilitate the sale of other real estate owned	—	150
Loans transferred to other real estate owned	8,883	—
Premises and equipment transferred to other real estate owned	—	558
Lease liabilities arising from obtaining right-of-use assets	290	—

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

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At December 31, 2025 and 2024, the Bank’s CBLR ratio was 11.74% and 10.84%, respectively, which exceeded all regulatory capital requirements under the CBLR framework and the Bank was considered to be “well-capitalized.”

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

December 31, 2025 and 2024

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

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There have been no changes in valuation techniques during the years ended December 31, 2025 and 2024.

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

December 31, 2025 and 2024

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2025 and 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$5,796	$—	$5,796
Collateralized mortgage obligations	—	35,742	—	35,742
State and municipal	—	8,743	—	8,743
Corporate bonds	—	9,612	—	9,612
Total financial assets	$—	$59,893	$—	$59,893

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$654	$654
Nonfinancial assets
Other real estate owned	—	—	9,271	9,271
	$—	$—	$9,925	$9,925

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$861	$861
Nonfinancial assets
Other real estate owned	—	—	480	480
	$—	$—	$1,341	$1,341

During the years ended December 31, 2025 and 2024, certain collateral-dependent loans were remeasured and reported at fair value through a specific allocation of the allowance for credit losses based upon the fair value of the underlying collateral. At December 31, 2025, collateral-dependent loans with a carrying value of $933 were reduced by specific valuation allowance allocations totaling $279 to a reported fair value of $654. At December 31, 2024, collateral-dependent loans with a carrying value of $1,140 were reduced by a specific valuation allowance allocations totaling $279 to a reported fair value of $861. The fair value of collateral-dependent loans is determined based on collateral valuations utilizing Level 3 valuation inputs.

At December 31, 2025, the Company had other real estate owned consisting of one small bank property that was purchased for future expansion, one multi-family property acquired through foreclosure and two land development projects belonging to one customer that were transferred through deeds in lieu of foreclosure. The reported fair value

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

includes a deduction for estimated costs to sell and all properties are currently listed for sale. At December 31, 2024, the Company had other real estate owned consisting of two bank properties that were purchased for future expansion but then listed for sale.

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

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2025	Technique	Inputs	Values
Collateral-dependent loans	$654	Appraisal of collateral (1)	Appraisal adjustment	5-25%

Other real estate owned	$9,271	Appraisal of collateral (1)	Appraisal adjustment	5-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2024	Technique	Inputs	Values
Collateral-dependent loans	$861	Appraisal of collateral (1)	Appraisal adjustment	10-25%

Other real estate owned	$480	Appraisal of collateral (1)	Appraisal adjustment	10-25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$6,450	$—	$—	$6,450	$6,450
Interest bearing deposits in banks	5,509	—	—	5,509	5,509
Securities held to maturity	—	16,744	—	16,744	18,283
Loans, net	—	—	293,446	293,446	301,986
Net investment in direct financing leases	—	—	1,185	1,185	1,219
Accrued interest receivable	1,888	—	—	1,888	1,888
Restricted investments carried at cost	—	2,773	—	2,773	2,773
Mortgage servicing rights	—	—	210	210	210
Financial liabilities
Deposits	—	—	297,856	297,856	327,904
FHLB advances	—	—	46,478	46,478	45,669
Accrued interest payable	683	—	—	683	683

	December 31, 2024
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$13,290	$—	$—	$13,290	$13,290
Interest bearing deposits in banks	9,720	—	—	9,720	9,720
Securities held to maturity	—	19,531	—	19,531	22,096
Loans, net	—	—	276,028	276,028	292,416
Net investment in direct financing leases	—	—	1,292	1,292	1,292
Accrued interest receivable	1,919	—	—	1,919	1,919
Restricted investments carried at cost	—	3,715	—	3,715	3,715
Mortgage servicing rights	—	—	230	230	230
Financial liabilities
Deposits	—	—	302,400	302,400	335,828
FHLB advances	—	—	49,911	49,911	49,878
Accrued interest payable	759	—	—	759	759

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

December 31, 2025 and 2024

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

Note 20 – Derivatives

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

Securities available for sale – During the year ended December 31, 2024, the Company had a swap agreement to hedge the interest rate risk on a portion of its fixed rate securities available for sale. At December 31, 2024, the aggregate notional amount of the related hedged items of the securities available for sale totaled $25 million and the fair value of the swaps associated with the derivative related to hedged items was an unrealized gain of $417.

During the year ended December 31, 2024, the carrying amount of the hedged assets decreased due to the sale of two securities with an amortized cost of $5,500. At December 31, 2024, the hedging relationship qualified for hedge accounting due to the amortized cost of the remaining securities exceeding the notional amount.

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

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

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

Termination of Fair Value Hedge Relationship

During the year ended December 31, 2025, the Company terminated its fair value hedge relationship related to certain AFS securities. The hedge relationship was terminated as a result of the termination of the associated derivative instrument, and the Company did not redesignate the derivative as a hedging instrument. The underlying AFS securities were not sold in connection with the termination of the hedge relationship.

Upon termination of the fair value hedge, the derivative instrument was settled, and no derivative instruments related to this hedge relationship remained outstanding. The cumulative fair value hedge basis adjustment previously recorded on the hedged AFS securities, which reflects changes in fair value attributable to the hedged risk, remains as part of the carrying amount of the securities. Upon termination the unamortized basis adjustment related to the terminated hedge was $463.The basis adjustment is being amortized into interest income over the remaining contractual lives of the related securities using the effective interest method. The AFS securities continue to be classified as available-for-sale, with unrealized gains and losses, excluding the hedge-related basis adjustment, recorded in accumulated other comprehensive income (loss) (“AOCI”).

The termination of the fair value hedge relationship did not have a material impact on the Company’s consolidated financial statements.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

Note 21 -    Condensed Parent Company Financial Statements

Included below are the condensed financial statements of the Parent Company, Texas Community Bancshares, Inc.:

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$3,703	$7,797
Investment in subsidiary	48,666	43,273
Deferred income taxes	213	167
Other assets	1,208	900
	$53,790	$52,137
Liabilities
Accrued expenses and other liabilities	33	29

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,366,516 issued and 2,887,275 outstanding at December 31, 2025 and 3,370,425 issued and 3,088,152 outstanding at December 31, 2024	34	34
Additional paid in capital	33,198	32,493
Retained earnings	32,412	30,163
Accumulated other comprehensive loss	(3,063)	(4,766)
Unearned Employee Stock Ownership Program shares, at cost	(1,884)	(2,039)
Treasury stock, at cost (479,241 shares at December 31, 2025 and 282,273 shares at December 31, 2024)	(6,940)	(3,777)
Total shareholders' equity	53,757	52,108
	$53,790	$52,137

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

	December 31,
	2025	2024
Interest Income
Gain on other investment	$198	$—

Total income	198	—

Expenses
Other expenses	505	416

Total expenses	505	416

Loss Before Income Taxes and Equity in Earnings of Subsidiary	(307)	(416)

Income Tax Benefit	(66)	(83)

Loss Before Equity in Earnings of Subsidiary	(241)	(333)

Equity in Earnings of Subsidiary
Undistributed earnings of subsidiary	3,083	(972)

Total equity in earnings of subsidiary	3,083	(972)

Net Income (Loss)	2,842	(1,305)

Other items of comprehensive income (loss)
Unrealized loss on investment securities available for sale, before tax	2,689	937
Reclassification adjustment for realized gain on sale of investment securities included in net income (loss)	(117)	(190)
Net changes in fair value of available for sale securities hedge, before tax	(417)	298
Income tax benefit related to other items of comprehensive income (loss)	(452)	(219)

Total other items of comprehensive income (loss), net of tax expense (benefit)	1,703	826

Comprehensive Income (Loss)	$4,545	$(479)

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(Amounts in thousands, except for share and per share data)

	December 31,
	2025	2024
Operating Activities
Net income (loss)	$2,842	$(1,305)
Adjustments to reconcile net (loss) income to
net cash used for operating activities
Equity in undistributed earnings of subsidiary	(3,083)	972
ESOP compensation expense for allocated shares	253	223
Net increase in other investment	(157)	—
Deferred tax benefit	(47)	(94)
Increase in other assets	19	(80)
Increase in accrued expenses	4	(13)

Net Cash used for Operating Activities	(169)	(297)

Investing Activities
Purchase of other investments	(169)	(132)

Net Cash used for Investing Activities	(169)	(132)

Financing Activities
Dividends Paid	(593)	(504)
Purchase of treasury stock	(3,163)	(1,578)

Net Cash used for Financing Activities	(3,756)	(2,082)

Net Change in Cash and Cash Equivalents	(4,094)	(2,511)

Cash and Cash Equivalents at Beginning of Year	7,797	10,308

Cash and Cash Equivalents at End of Year	$3,703	$7,797

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

(a) Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2025. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

The Company’s management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria set forth in the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective, based on those criteria.

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

(c)Changes to Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.Other Information

During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

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

The information contained in the sections captioned “Business Items to be Voted on by Stockholders – Item 1 Election of Directors,” “Other Information Relating to Directors and Executive Officers” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “ 2026 Proxy Statement”) is incorporated herein by reference.

The Company has adopted a Policy Regarding Insider Trading governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees and by the Company itself. A copy of the policy is filed as an exhibit to its Annual Report on Form 10-K.

ITEM 11.Executive Compensation

The information contained in the sections captioned “Executive Compensation” and “Directors’ Compensation” in the 2026 Proxy Statement is incorporated herein by reference.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Stock-Based Compensation Plans

The following information is presented for the Texas Community Bancshares, Inc. 2022 Equity Incentive Plan, as of December 31, 2025:

Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
Plan Category	warrants and rights	warrants and rights	plans (excluding securities
	(column a)	(column b)	reflected in column (a))

Equity compensation plans approved by stockholders	238,922	$15.20	108,407

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	238,922	$15.20	108,407

(b)	Securities Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the 2026 Proxy Statement.

(c)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the 2026 Proxy Statement.

(d)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a later date result in a change in control of the Company.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Other Information Relating to Directors and Executive Officers – Transactions with Certain Related Persons” and “Corporate Governance” of the 2026 Proxy Statement.

ITEM 14.Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Business Items to be Voted on by Stockholders – Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of the 2026 Proxy Statement.

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

19	Policy Regarding Insider Trading (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K, as filed on March 27, 2025)
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1

Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Texas Community Bancshares, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, as filed on March 27, 2024)
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in inline XBRL:  (i) Consolidated Statements of
Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

TEXAS COMMUNITY BANCSHARES, INC.

Date: March 25, 2026	By:	/s/ Jason Sobel
Jason Sobel
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jason Sobel	President, Chief Executive Officer and Director	March 25, 2026
Jason Sobel	(Principal Executive Officer)

/s/ Jason McCrary	Senior Vice President and Chief Financial Officer	March 25, 2026
Jason McCrary, CPA	(Principal Financial and Accounting Officer)

/s/ Demethrius T. Boyd	Director	March 25, 2026
Demethrius T. Boyd

/s/ James B. Harder	Director	March 25, 2026
James B. Harder

/s/ Mark A. Pickens	Director	March 25, 2026
Mark A. Pickens

/s/ Kerry Nan Saucier	Director	March 25, 2026
Kerry Nan Saucier

/s/ Anthony R. Scavuzzo	Director	March 25, 2026
Anthony R. Scavuzzo

/s/ Johnny Sherrill	Director	March 25, 2026
Johnny Sherrill

/s/ Bryan Summerville	Director	March 25, 2026
Bryan Summerville

/s/ Glen Thurman	Director (Chairman of the Board)	March 25, 2026
Glen Thurman