Form 10-Q
period 2026-03-31
Texas Community Bancshares, Inc.
filed 2026-05-07
CIK 1849466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 2,885,392 shares, par value $0.01 per share, of the Registrant’s common stock outstanding as of May 7, 2026.

Texas Community Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

March 31, 2026 and December 31, 2025

(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Cash and due from banks	$3,222	$3,876
Federal funds sold	3,232	2,574
Cash and cash equivalents	6,454	6,450
Interest bearing deposits in banks	10,083	5,509
Securities available for sale	60,070	59,893
Securities held to maturity, net of allowance for credit losses of $0 (fair values of $15,859 at March 31, 2026 and $16,744 at December 31, 2025)	17,521	18,283
Loans receivable, net of allowance for credit losses of $3,437 at March 31, 2026 and $3,440 at December 31, 2025	297,463	301,986
Net investment in direct financing leases	1,038	1,219
Accrued interest receivable	1,683	1,888
Premises and equipment, net	13,121	11,459
Bank-owned life insurance	6,587	6,544
Other real estate owned	9,104	9,271
Restricted investments carried at cost	2,805	2,773
Deferred income taxes	1,772	1,814
Other assets	2,745	2,753
	$430,446	$429,842
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$48,658	$45,871
Interest bearing	283,299	282,033
Total deposits	331,957	327,904
Advances from Federal Home Loan Bank (FHLB)	41,567	45,669
Accrued expenses and other liabilities	2,688	2,512
Total liabilities	376,212	376,085
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,364,633 issued and 2,885,392 outstanding at March 31, 2026 and 3,366,516 issued and 2,887,275 outstanding at December 31, 2025	34	34
Additional paid in capital	33,257	33,198
Retained earnings	33,105	32,412
Accumulated other comprehensive loss	(3,372)	(3,063)
Unearned Employee Stock Ownership Program (ESOP) shares, at cost	(1,850)	(1,884)
Treasury stock, at cost (479,241 shares at March 31, 2026 and December 31, 2025)	(6,940)	(6,940)
Total shareholders' equity	54,234	53,757
	$430,446	$429,842

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025

Interest Income
Loans, including fees	$4,654	$4,400
Debt securities
Taxable	726	984
Non taxable	36	44
Dividends on restricted investments	34	50
Federal funds sold	61	62
Deposits with banks	59	104
Financial derivative	—	(10)
Total interest income	5,570	5,634
Interest Expense
Deposits	1,648	1,799
Advances from FHLB	489	503
Other	2	4
Total interest expense	2,139	2,306
Net Interest Income	3,431	3,328
Provision for Credit Losses - loans	6	63
Provision for Credit Losses - off-balance sheet credit exposures	—	50
Provision for Credit Losses	6	113
Net Interest Income After Provision for Credit Losses	3,425	3,215
Noninterest Income
Service charges on deposit accounts	180	165
Other service charges and fees	275	302
Net loss on sale of other real estate owned	(25)	—
Fair value adjustments to other real estate owned	—	(52)
Net appreciation on bank-owned life insurance	43	41
Other income	225	6
Total noninterest income	698	462
Noninterest Expenses
Salaries and employee benefits	1,643	1,654
Occupancy and equipment expense	288	247
Data processing	277	234
Technology expense	134	57
Contract services	69	67
Director fees	53	71
Other expense	704	598
Total noninterest expense	3,168	2,928
Income Before Income Taxes	955	749
Income Tax Expense	119	106
Net Income	$836	$643
Earnings per share - basic	0.32	0.22
Earnings per share - diluted	0.31	0.22
Weighted-average shares outstanding - basic	2,645,472	2,863,916
Weighted-average shares outstanding - diluted	2,736,745	2,965,742

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
Net Income	$836	$643

Other items of comprehensive income (loss)
Debt Securities
Net changes in fair value of available for sale securities, before tax	(391)	918
Net changes in fair value of available for sale securities hedged, before tax	—	(417)
Total other items of comprehensive (loss) income, before tax	(391)	501

Income tax (expense) benefit related to other items of comprehensive (loss) income	82	(106)
Total other items of comprehensive (loss) income, after tax	(309)	395

Comprehensive Income	$527	$1,038

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
	Stock	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
Balance at January 1, 2026	$—	$34	$33,198	$32,412	$(3,063)	$(1,884)	$(6,940)	$53,757
Net income	—	—	—	836	—	—	—	836
Stock based compensation expense	—	—	37	—	—	—	—	37
Other comprehensive loss, net of tax	—	—	—	—	(309)	—	—	(309)
Cash dividend declared ($0.05 per share)	—	—	—	(143)	—	—	—	(143)
ESOP shares committed to be released, 3,349 shares	—	—	22	—	—	34	—	56
Balance at March 31, 2026	$—	$34	$33,257	$33,105	$(3,372)	$(1,850)	$(6,940)	$54,234

Balance at January 1, 2025	$—	$34	$32,493	$30,163	$(4,766)	$(2,039)	$(3,777)	$52,108
Net income	—	—	—	643	—	—	—	643
Stock based compensation expense	—	—	175	—	—	—	—	175
Other comprehensive income, net of tax	—	—	—	—	395	—	—	395
Cash dividend declared ($0.04 per share)	—	—	—	(123)	—	—	—	(123)
ESOP shares committed to be released, 3,277 shares	—	—	19	—	—	33	—	52
Treasury stock purchased, 31,500 shares	—	—	—	—	—	—	(495)	(495)
Balance at March 31, 2025	$—	$34	$32,687	$30,683	$(4,371)	$(2,006)	$(4,272)	$52,755

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
Operating Activities
Net income	$836	$643
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses - loans	6	63
Provision for credit losses - off-balance sheet credit exposures	—	50
Net amortization (accretion) of securities	38	(15)
Depreciation and amortization	124	146
Net unrealized gain on discontinued financial derivative	—	463
Stock dividends on restricted investments	(32)	(47)
Appreciation on bank-owned life insurance	(43)	(41)
ESOP compensation expense for allocated shares	56	52
Loss on sale other real estate owned	25	—
Fair value adjustment on other real estate owned	—	52
Stock-based compensation	37	175
Deferred income tax expense	124	80
Loss on fair value adjustment of fair value hedges	—	10
Net change in
Accrued interest receivable	205	68
Other assets	56	47
Accrued expenses and other liabilities	176	(3,279)
Net Cash from (used for) Operating Activities	1,608	(1,533)
Investing Activities
Net change in interest bearing deposits in banks	(4,574)	436
Activity in available for sale securities
Purchases	(1,515)	(2,702)
Maturities, prepayments and calls	927	3,591
Activity in held to maturity securities
Maturities, prepayments and calls	729	891
Redemptions of restricted investments	—	1,096
Purchases of other investment	(33)	(36)
Loan originations and principal collections, net	4,637	(4,098)
Net decrease in net investment in direct financing leases	181	149
Proceeds from sales of other real estate owned	22	—
Additions of premises and equipment	(1,786)	(28)
Net Cash (used for) Investing Activities	(1,412)	(701)
Financing Activities
Net increase in deposits	4,053	1,704
Payments on FHLB and other borrowings	(4,102)	(320)
Cash dividends declared and paid	(143)	(123)
Purchases of treasury stock	—	(495)
Net Cash (used for) from Financing Activities	(192)	766
Net Change in Cash and Cash Equivalents	4	(1,468)
Cash and Cash Equivalents at Beginning of Period	6,450	13,290
Cash and Cash Equivalents at End of Period	$6,454	$11,822

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2026 and 2025

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

Policies and practices which materially affect the determination of financial position, results of operations and cash flows are summarized as follows:

Interim Financial Statements

The interim unaudited consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be achieved for the year ending December 31, 2026, or any other period. Certain prior period data presented in the consolidated financial statements has been revised to conform with the current period presentation. The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited consolidated financial statements, and notes, contained in the Company’s Form 10-K for the year ended December 31, 2025. Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2025.

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

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

Note 2 – Earnings Per Share

Basic earnings per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period, including allocated and committed to be released ESOP shares and restricted stock awards granted during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2026	2025
Net Income	$836	$643

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	2,833,779	3,067,696
Less: average unearned ESOP shares	(188,307)	(203,780)
Weighted average shares outstanding for basic earnings per share	2,645,472	2,863,916

Additional dilutive shares	91,273	101,826

Weighted average shares outstanding for dilutive earnings per share	2,736,745	2,965,742

Basic earnings per share	$0.32	$0.22

Dilutive earnings per share	$0.31	$0.22

There were no antidilutive restricted awards for the three months ended March 31, 2026. Nonvested restricted stock awards for 21,493 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2025, because they were antidilutive. There were no antidilutive stock options for the three months ended March 31, 2026. Stock options for 35,838 shares of common stock have vested, however, were not considered in computing diluted earnings per share for the three months ended March 31, 2025, because they were antidilutive.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

Note 3 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	March 31, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$6,741	$—	$(740)	$6,001
Collateralized mortgage obligations	37,337	—	(1,530)	35,807
State and municipal	9,736	—	(1,119)	8,617
Corporate bonds	10,524	47	(926)	9,645
Total securities available for sale	$64,338	$47	$(4,315)	$60,070

Held to Maturity
Debt Securities:
Residential mortgage-backed	$15,453	$—	$(1,631)	$13,822
State and municipal	1,200	—	(33)	1,167
U.S. Government and agency	868	2	—	870
Total securities held to maturity	$17,521	$2	$(1,664)	$15,859

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$6,475	$—	$(679)	$5,796
Collateralized mortgage obligations	37,023	12	(1,293)	35,742
State and municipal	9,753	—	(1,010)	8,743
Corporate bonds	10,519	49	(956)	9,612
Total securities available for sale	$63,770	$61	$(3,938)	$59,893

Held to Maturity
Debt Securities:
Residential mortgage-backed	$16,112	$—	$(1,534)	$14,578
State and municipal	1,200	—	(6)	1,194
U.S. Government and agency	971	1	—	972
Total securities held to maturity	$18,283	$1	$(1,540)	$16,744

During the three months ended March 31, 2026 and 2025, the Company had no sales of available for sale securities or held to maturity securities.

At March 31, 2026 and December 31, 2025, securities with a fair value of $14,872 and $14,815, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2026, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$—	$—
Due from one to five years	1,145	1,046	135	128
Due in five to ten years	12,885	12,031	868	870
After ten years	6,230	5,185	1,065	1,039
Residential mortgage-backed	6,741	6,001	15,453	13,822
Collateralized mortgage obligations	37,337	35,807	—	—
Total	$64,338	$60,070	$17,521	$15,859

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2026
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (1, 73)	$483	$(18)	$19,340	$(2,353)
Collateralized mortgage obligations (8, 15)	11,595	(109)	24,212	(1,421)
State and municipal (1, 9)	1,039	(26)	8,745	(1,126)
Corporate bonds (1, 14)	499	(1)	6,575	(925)
Total	$13,616	$(154)	$58,872	$(5,825)

	December 31, 2025
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (0, 77)	$—	$—	$20,374	$(2,213)
Collateralized mortgage obligations (2, 15)	2,538	(18)	24,891	(1,275)
State and municipal (1, 9)	1,065	—	8,872	(1,016)
Corporate bonds (4, 13)	2,871	(29)	5,572	(927)
Total	$6,474	$(47)	$59,709	$(5,431)

At March 31, 2026 and December 31, 2025, the Company had investment securities with approximately $5,825 and $5,431, respectively, in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the unrealized losses was primarily the change in market interest rates and not the issuers’ financial condition or downgrades by rating agencies. The Company has the ability and intent to hold such securities until maturity.

The Company monitors credit quality of debt securities held-to-maturity through the use of nationally recognized

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

credit ratings. The Company monitors credit ratings on a continual basis. The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$15,453	$1,065	$868
Baa1	—	135	—
	$15,453	$1,200	$868

	December 31, 2025
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$16,112	$1,066	$971
Baa1	—	134	—
	$16,112	$1,200	$971

As of March 31, 2026 and December 31, 2025, there were no securities held to maturity on nonaccrual status or past due status.

Mortgage-backed Securities and Collateralized Mortgage Obligations

The unrealized losses on the Company’s investments in mortgage-backed securities and collateralized mortgage obligations were caused by market interest rate increases and changes in prepayment speeds and not credit quality. It is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity. The unrealized losses on the Company’s investment in mortgage-backed securities have not been recognized into income and no allowance for credit losses was established at March 31, 2026 or December 31, 2025.

U.S. Government and Agency Securities

The unrealized losses on the Company’s investments in U.S. government and agency securities have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be at maturity. The decline in fair value is primarily due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at March 31, 2026 and December 31, 2025.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

Municipal Securities and Corporate Bonds

The unrealized losses on the Company’s investments in state and municipal securities and corporate bonds have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be at maturity. The decline in fair value is primarily due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at March 31, 2026 and December 31, 2025.

Note 4 -   Loans and Allowance for Credit Losses

A summary of the balances of loans and leases follows:

	March 31,	December 31,
	2026	2025
Real estate
Construction and land	$42,693	$48,372
Farmland	17,490	17,085
1-4 Residential and multi-family	149,145	151,326
Commercial Real Estate	63,985	61,526
Total real estate	273,313	278,309
Agriculture	44	33
Commercial	9,259	8,813
Municipalities	15,229	14,890
Consumer and other	4,093	4,600
Subtotal	301,938	306,645
Less: allowance for credit losses	(3,437)	(3,440)
Loans and leases, net	$298,501	$303,205

Direct financing leases of $1,038 and $1,219 are included in consumer and other loans at March 31, 2026 and December 31, 2025, respectively.

The following tables set forth information regarding the activity in the allowance for credit losses for the three months ended March 31, 2026 and March 31, 2025:

	March 31, 2026
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Balance, January 1, 2026	$591	$152	$1,399	$718	$1	$407	$102	$70	$3,440
Provision (credit) for credit losses	—	(2)	(49)	33	—	17	(3)	10	6
Loans charged-off	—	—	—	—	—	—	—	(10)	(10)
Recoveries	—	—	—	—	—	—	—	1	1
Balance, March 31, 2026	$591	$150	$1,350	$751	$1	$424	$99	$71	$3,437

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

	March 31, 2025
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Balance, January 1, 2025	$632	$74	$1,355	$605	$1	$375	$83	$97	$3,222
Provision for credit losses	29	3	24	14	—	(16)	10	(1)	63
Loans charged-off	—	—	(3)	—	—	—	—	(10)	(13)
Recoveries	—	—	—	—	—	—	—	1	1
Balance, March 31, 2025	$661	$77	$1,376	$619	$1	$359	$93	$87	$3,273

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$—	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	955	—	—
Commercial real estate	40	—	—
Agriculture	—	—	—
Commercial	65	885	—
Municipalities	—	—	—
Consumer and other	4	—	—
Total	$1,064	$885	$—

	December 31, 2025
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$—	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	968	—	—
Commercial real estate	42	—	—
Agriculture	—	—	—
Commercial	67	933	1
Municipalities	—	—	—
Consumer and other	4	—	—
Total	$1,081	$933	$1

The Company did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2026 or March 31, 2025.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
1-4 Residential & multi-family	$1,074	$—	$—
Commercial real estate	40	—	—
Commercial	—	235	715
Consumer and other	—	—	4
Total	$1,114	$235	$719

	December 31, 2025
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
1-4 Residential & multi-family	$1,090	$—	$—
Commercial real estate	42	—	—
Commercial	—	247	753
Consumer and other	—	—	3
Total	$1,132	$247	$756

The Company had $2,068 and $2,135 in collateral-dependent loans at March 31, 2026 and December 31, 2025, respectively.

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

Three Months Ended March 31, 2026 and 2025

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

Credits rated doubtful are those in which full collection of principal appears highly questionable, and which some degree of loss is anticipated, even though the ultimate amount of loss may not yet be certain and/or other factors exist which could affect collection of debt. Based upon available information, positive action by the Company is required to avert or minimize loss. Credits with this classification have often become collateral dependent and any shortage in collateral or other likely loss amount is recorded as a specific valuation allowance. Credits rated doubtful are generally also placed on nonaccrual status.

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes in methodology were made during the three months ended March 31, 2026.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

Based on the most recent analysis performed, the risk category of loans by class of loans and gross chargeoffs as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
Construction and land
Risk rating
Pass	$2,616	$18,671	$16,061	$1,710	$1,506	$1,689	$42,253
Special mention	—	440	—	—	—	—	440
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$2,616	$19,111	$16,061	$1,710	$1,506	$1,689	$42,693
Farmland
Risk rating
Pass	$373	$8,653	$2,873	$2,383	$1,367	$1,629	$17,278
Special mention	—	—	—	—	212	—	212
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$373	$8,653	$2,873	$2,383	$1,579	$1,629	$17,490
1-4 Residential & multi-family
Risk rating
Pass	$9,061	$12,757	$10,651	$20,404	$16,206	$77,155	$146,234
Special mention	—	—	—	275	—	646	921
Substandard	—	—	—	1,314	—	676	1,990
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$9,061	$12,757	$10,651	$21,993	$16,206	$78,477	$149,145
Commercial real estate
Risk rating
Pass	$3,082	$14,154	$13,271	$12,943	$4,866	$14,968	$63,284
Special mention	—	—	—	—	—	661	661
Substandard	—	—	—	—	—	40	40
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$3,082	$14,154	$13,271	$12,943	$4,866	$15,669	$63,985
Agriculture
Risk rating
Pass	$17	$—	$—	$23	$—	$4	$44
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$17	$—	$—	$23	$—	$4	$44
Commercial
Risk rating
Pass	$742	$1,042	$2,272	$252	$186	$3,807	$8,301
Special mention	—	—	—	—	—	—	—
Substandard	—	8	65	—	—	885	958
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$742	$1,050	$2,337	$252	$186	$4,692	$9,259
Municipalities
Risk rating
Pass	$633	$5,829	$8,021	$746	$—	$—	$15,229
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$633	$5,829	$8,021	$746	$—	$—	$15,229
Consumer and other
Risk rating
Pass	$608	$1,339	$1,376	$230	$110	$401	$4,064
Special mention	—	19	2	2	—	—	23
Substandard	—	6	—	—	—	—	6
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$608	$1,364	$1,378	$232	$110	$401	$4,093
Current period gross charge-offs	$8	$2	$—	$—	$—	$—	$10

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

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

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan. The following is an aging analysis for loans as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$—	$1,240	$—	$1,240	$41,453	$42,693
Farmland	—	—	—	—	17,490	17,490
1‑4 Residential & multi-family	816	671	—	1,487	147,658	149,145
Commercial real estate	—	—	—	—	63,985	63,985
Agriculture	—	—	—	—	44	44
Commercial	—	8	—	8	9,251	9,259
Municipalities	—	—	—	—	15,229	15,229
Consumer and other	24	—	—	24	4,069	4,093
Total	$840	$1,919	$—	$2,759	$299,179	$301,938

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$—	$—	$—	$—	$48,372	$48,372
Farmland	—	—	—	—	17,085	17,085
1‑4 Residential & multi-family	113	49	—	162	151,164	151,326
Commercial real estate	—	—	—	—	61,526	61,526
Agriculture	—	—	—	—	33	33
Commercial	181	—	1	182	8,631	8,813
Municipalities	—	—	—	—	14,890	14,890
Consumer and other	22	3	—	25	4,575	4,600
Total	$316	$52	$1	$369	$306,276	$306,645

All interest accrued but not collected for loans that are placed on nonaccrual status or are charged‐off is reversed against interest income. The interest on these loans is accounted for on the cash‐basis or cost‐recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the three months ended March 31, 2026 and 2025.

During the three months ended March 31, 2026 and 2025, there was no interest income recognized on collateral-dependent loans.

During the three months ended March 31, 2026 and 2025, there were no modifications of loans to borrowers in financial difficulty.

There have been no modifications to borrowers with financial difficulty in the three months ended March 31, 2026 and 2025, that subsequently defaulted. The Company has no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

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

At March 31, 2026 and December 31, 2025, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2026	December 31, 2025
Commitments to extend credit	$28,698	$35,666

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

At March 31, 2026, the Company had no commitments to purchase securities.

The Company has no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated financial statements.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

Note 6 -   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Three Months Ended
	March 31,
	2026	2025
Supplemental cash flow information:
Cash paid for
Interest on deposits	$1,679	$1,875
Interest on FHLB advances	503	504
Other interest	2	2
Non-cash activities
Loan originations to facilitate the sale of other real estate owned	120	—
Loans transferred to other real estate owned	—	22

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

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At March 31, 2026 and December 31, 2025, the Bank’s CBLR ratio was 11.97% and 11.74%, respectively, which exceeded all regulatory capital requirements under the CBLR framework, and the Bank was considered to be “well-capitalized.”

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

Three Months Ended March 31, 2026 and 2025

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

A description of the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in valuation techniques during either the three months ended March 31, 2026 or the year ended December 31, 2025.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed or third-party models that primarily use, as inputs,

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2026 and 2025

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

Available for Sale Securities – Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Collateral-dependent Loans – Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

Other real estate owned – Fair values are valued at the time the loan is foreclosed upon and the asset is transferred from loans or when the asset is transferred into other real estate owned from premises and equipment. The value is based upon primarily third-party appraised values, less estimated costs to sell. The appraisals are generally discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Such discounts are typically significant and result in Level 3 classification of inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same or similar factors above.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$6,001	$—	$6,001
Collateralized mortgage obligations	—	35,807	—	35,807
State and municipal	—	8,617	—	8,617
Corporate bonds	—	9,645	—	9,645
Total financial assets	$—	$60,070	$—	$60,070

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$5,796	$—	$5,796
Collateralized mortgage obligations	—	35,742	—	35,742
State and municipal	—	8,743	—	8,743
Corporate bonds	—	9,612	—	9,612
Total financial assets	$—	$59,893	$—	$59,893

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

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2026
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$606	$606
	$—	$—	$606	$606

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$654	$654
Nonfinancial assets
Other real estate owned	—	—	9,271	9,271
	$—	$—	$9,925	$9,925

During the three months ended March 31, 2026 and 2025, certain collateral-dependent loans were remeasured and reported at fair value through a specific allocation of the allowance for credit losses based upon the fair value of the underlying collateral. The fair value of collateral dependent loans is determined based on collateral valuations utilizing Level 3 valuation inputs. At March 31, 2026, collateral-dependent loans with a carrying value of $885 were reduced by specific valuation allowance allocations totaling $279 to a reported fair value of $606. At December 31, 2025, collateral dependent loans with a carrying value of $933 were reduced by specific valuation allowance allocations totaling $279 to a reported fair value of $654.

At March 31, 2026, the Company had other real estate owned consisting of one multi-family property acquired through foreclosure and two land development projects belonging to one customer that were transferred through deeds in lieu of foreclosure. The reported fair value includes a deduction for estimated costs to sell and all properties are currently listed for sale. At December 31, 2025, the Company had other real estate owned consisting of Bank-owned property that was purchased for future expansion, one multi-family property acquired through foreclosure and two land development projects belonging to one customer that were transferred through deeds in lieu of foreclosure.

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

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	March 31, 2026	Technique	Inputs	Values
Collateral-dependent loans	$606	Appraisal of collateral (1)	Appraisal adjustment	5-25%

Other real estate owned	$9,104	Appraisal of collateral (1)	Appraisal adjustment	5-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2025	Technique	Inputs	Values
Collateral-dependent loans	$654	Appraisal of collateral (1)	Appraisal adjustment	5-25%

Other real estate owned	$9,271	Appraisal of collateral (1)	Appraisal adjustment	5-25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31, 2026
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$6,454	$—	$—	$6,454	$6,454
Interest bearing deposits in banks	10,083	—	—	10,083	10,083
Securities held to maturity	—	15,859	—	15,859	17,521
Loans, net	—	—	288,125	288,125	297,463
Net investment in direct financing leases	—	—	1,006	1,006	1,038
Accrued interest receivable	1,683	—	—	1,683	1,683
Restricted investments carried at cost	—	2,805	—	2,805	2,805
Mortgage servicing rights	—	—	205	205	205
Financial liabilities
Deposits	—	—	301,030	301,030	331,957
FHLB advances	—	—	42,049	42,049	41,567
Accrued interest payable	639	—	—	639	639

	December 31, 2025
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$6,450	$—	$—	$6,450	$6,450
Interest bearing deposits in banks	5,509	—	—	5,509	5,509
Securities held to maturity	—	16,744	—	16,744	18,283
Loans, net	—	—	293,446	293,446	301,986
Net investment in direct financing leases	—	—	1,185	1,185	1,219
Accrued interest receivable	1,888	—	—	1,888	1,888
Restricted investments carried at cost	—	2,773	—	2,773	2,773
Mortgage servicing rights	—	—	210	210	210
Financial liabilities
Deposits	—	—	297,856	297,856	327,904
FHLB advances	—	—	46,478	46,478	45,669
Accrued interest payable	683	—	—	683	683

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

Three Months Ended March 31, 2026 and 2025

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $56 and $52 for the three months ended March 31, 2026 and 2025, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

A summary of the ESOP shares as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Shares allocated to participants	72,240	72,240
Shares committed to be released to participants	3,349	—
Shares distributed to terminated participants	(12,475)	(12,475)
Unreleased shares	185,032	188,381
Total	248,146	248,146
Fair value of unreleased shares	$3,240	$3,385

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Texas Community Bancshares, Inc.’s (the “Company”) consolidated financial condition at March 31, 2026 and consolidated results of operations for the three months ended March 31, 2026 and 2025. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements, and notes, contained in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets. Total assets were $430.4 million at March 31, 2026, an increase of $604,000, or 0.1%, from $429.8 million at December 31, 2025. The increase was due primarily to an increase of $4.6 million in interest bearing deposits in banks, offset by a $4.7 million decrease in net loans and leases.

Cash and Cash Equivalents. Cash and cash equivalents were unchanged at $6.5 million at March 31, 2026 and December 31, 2025. This included fed funds sold balances of $3.2 million at March 31, 2026 and $2.6 million at December 31, 2025.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks increased $4.6 million, or 83.6%, to $10.1 million at March 31, 2026, compared to $5.5 million at December 31, 2025. This increase was primarily the result of a decrease in net loans and leases receivable of $4.7 million, an increase in deposits of $4.1 million, and partially offset by a $4.1 million decrease in advances from the Federal Home Loan Bank.

Securities Available for Sale. Securities available for sale increased by $177,000, or 0.3%, to $60.1 million at March 31, 2026 from $59.9 million at December 31, 2025. During the three months ended March 31, 2026, there were purchases of securities of $1.5 million offset by net paydowns of $927,000. Accumulated other comprehensive loss increased by $309,000, or 9.7%, to $3.4 million, net of tax, from $3.1 million, net of tax, due primarily to changes in market interest rates. Gross unrealized losses on the AFS portfolio consisting of 67 securities increased from $3.9 million, or 6.1% of the portfolio’s amortized cost of $63.8 million at December 31, 2025, to $4.3 million, or 6.7%, of the amortized cost of $64.3 million at March 31, 2026. These unrealized losses are primarily due to increases in market interest rates. At March 31, 2026, the AFS portfolio was comprised of 59.6% collateralized mortgage obligations, 16.1% corporate bonds, 14.3% State and municipal securities, and 10.0% residential mortgage backed securities.

Securities Held to Maturity. Securities held to maturity decreased by $762,000, or 4.4%, to $17.5 million at March 31, 2026 from $18.3 million at December 31, 2025. This decrease is due to paydowns of $729,000. The HTM portfolio had 60 securities with gross unrealized losses of $1.7 million, or 9.7%, of the amortized cost of $17.5 million at March 31, 2026 compared to $1.5 million, or 8.2%, of the amortized cost of $18.3 million at December 31, 2025. These unrealized losses are due to increases in market interest rates. At March 31, 2026, the HTM portfolio was comprised of 88.2% residential mortgage backed securities, 6.8% state and municipal securities and 5.0% U.S government and agency bonds.

Loans and Leases Receivable, Net. Net loans and leases receivable decreased $4.7 million, or 1.6%, to $298.5 million at March 31, 2026 from $303.2 million at December 31, 2025. The decrease in loans was primarily due to the payoff of a $7.7 million multifamily loan in the first quarter of 2026. There were new loan originations of $23.5 million partially offset by payoffs, other principal reductions, and contractual repayments.

The loan and lease portfolio totaled $301.9 million and was comprised of $273.3 million, or 90.5%, real estate loans, $9.3 million, or 3.1%, commercial and industrial loans, $15.2 million, or 5.0%, municipal loans and $4.1 million, or 1.4%, consumer loans and other loans. Real estate loans include $145.9 million, or 48.3%, 1-4 family residential loans, $3.2 million, or 1.1%, multi-family loans, $64.0 million, or 21.2%, commercial real estate (CRE) loans, $17.5 million, or 5.8%, farmland loans, $11.8 million, or 3.9%, 1-4 family construction loans, and $30.9 million, or 10.2%, other construction and development loans. Total loans include interim construction loans of $18.5 million, or 58.3%, of the completed project balance of $31.8 million which includes $20.2 million in single-family residence loans, including $10.5 million in speculative construction loans to builders, $1.7 million in subdivision construction, $1.1 million in multi-family construction loans and $8.8 million in CRE loans. The total construction loan portfolio consisted of 56 loans with completed project balances of $31.8 million at March 31, 2026 compared to 54 loans totaling $36.0 million at December 31, 2025.

At March 31, 2026, commercial real estate loans consisted of $28.2 million owner occupied and $35.8 million non-owner occupied real estate. At March 31, 2026, commercial real estate loans primarily included loans collateralized by gas stations with convenience stores ($17.0 million), self-storage facilities ($15.5 million), and commercial rental properties ($12.8 million). The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. Generally, we require the debt service coverage ratio to be at least 1.2x. The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of commercial real estate borrowers. We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial conditions of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property, debt service capabilities, global cash flows of the borrower and other guarantors, and the borrower’s payment history with us and other financial institutions.

Other Real Estate Owned. Other real estate owned decreased $167,000, or 1.8%, to $9.1 million at March 31, 2026 from $9.3 million at December 31, 2025 due to the sale of a bank owned property in the first quarter of 2026. At March 31, 2026, there are three remaining properties including a residential development property in Dallas, Texas with a carrying value of $1.3 million, a commercial development property in North Richland Hills, Texas with a carrying value of $2.1 million, and a multi-family property in our primary service area with a carrying value of $5.7 million. We are actively marketing all three other real estate owned properties.

Deposits. Deposits increased $4.1 million, or 1.3%, to $332.0 million at March 31, 2026 from $327.9 million at December 31, 2025. Core deposits (defined as all deposits other than certificates of deposit) increased $4.9 million, or 2.5%, to $199.0 million at March 31, 2026 from $194.1 million at December 31, 2025. Certificates of deposit decreased $1.5 million, or 1.4%, to $111.5 million at March 31, 2026 from $113.1 million at December 31, 2025. At March 31, 2026, there were $18.0 million in brokered deposits and $3.5 million in listed deposits. Average cost of interest-bearing deposits decreased 12 basis points, or 5.0%, to 2.33% for the three months ended March 31, 2026 compared to 2.45% for the three months ended March 31, 2025. At March 31, 2026, there were 201 accounts with balances in excess of the $250,000 FDIC insurance limit with an aggregate balance of $98.7 million, or 29.7% of deposits. The amount that was over the FDIC insurance limit was $48.5 million, or 14.6%, that was potentially uninsured, including certificates of deposit of $13.0 million, money market and savings accounts of $16.5 million and $19.0 million in checking accounts.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank decreased $4.1 million, or 9.0%, to $41.6 million at March 31, 2026 from $45.7 million at December 31, 2025, as two advances totaling $4.0 million were repaid prior to maturity. There are three short-term advances remaining totaling $13.0 million that will mature in 2026.

Total Shareholders’ Equity. Total shareholders’ equity increased $477,000, or 0.9%, to $54.2 million at March 31, 2026 from $53.8 million at December 31, 2025. This increase was primarily due to net income of $836,000 for the three months ended March 31, 2026, an increase of $37,000 from stock-based compensation expense, and an increase of $56,000 from the accrual of ESOP commitments. This was partially offset by a $309,000 increase in accumulated other comprehensive loss, net of tax, and quarterly dividends paid totaling $143,000.

At March 31, 2026, Broadstreet Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes. A community bank leverage ratio of at least 9.0% is required to be considered “well capitalized” under regulatory requirements. At March 31, 2026, Broadstreet Bank was well capitalized and had a leverage ratio of 11.97%.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are only included in the computation of average balances. Average yields for loans include loan fees of $166,000 and $121,000 for the three months ended March 31, 2026 and 2025, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Three Months Ended March 31,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$303,040	$4,654	6.14%	$299,454	$4,400	5.88%
Allowance for credit losses	(3,439)			(3,244)
Securities	78,030	762	3.91%	96,100	1,028	4.28%
Restricted investments	2,776	34	4.90%	3,630	50	5.51%
Interest bearing deposits in banks	6,542	59	3.61%	9,423	104	4.41%
Federal funds sold	6,813	61	3.58%	5,643	62	4.39%
Financial derivative	—	—		—	(10)
Total interest earning assets	393,762	5,570	5.66%	411,006	5,634	5.48%
Noninterest earning assets	38,501			29,135
Total assets	$432,263			$440,141

Interest-bearing liabilities:
Interest bearing demand deposits	$60,932	83	0.54%	$71,719	113	0.63%
Regular savings and other deposits	41,503	35	0.34%	43,233	35	0.32%
Money market deposits	46,759	278	2.38%	47,666	327	2.74%
Certificates of deposit	134,003	1,252	3.74%	130,974	1,324	4.04%
Total interest bearing deposits	283,197	1,648	2.33%	293,592	1,799	2.45%
Advances from FHLB	45,382	489	4.31%	49,674	503	4.05%
Other liabilities	155	2	5.16%	524	4	3.05%
Total interest bearing liabilities	328,734	2,139	2.60%	343,790	2,306	2.68%
Noninterest bearing demand deposits	50,454			48,905
Other noninterest bearing liabilities	4,078			3,915
Total liabilities	383,266			396,610
Total shareholders’ equity	48,997			43,531
Total liabilities and shareholders' equity	$432,263			$440,141
Net interest income		$3,431			$3,328
Net interest rate spread (1)			3.06%			2.80%
Net interest earning assets (2)	$65,028			$67,216
Net interest margin (3)			3.49%			3.24%
Average interest earning assets to interest bearing liabilities			119.78%			119.55%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Three Months Ended March 31, 2026 and March 31, 2025

Net Income. The Company had net income of $836,000 for the three months ended March 31, 2026, compared to net income of $643,000 for the three months ended March 31, 2025, an increase of $193,000, or 30.0%. The increase was primarily due to a $103,000, or 3.1%, increase in net interest income, and a $107,000, or 94.7% decrease in the provision for loan loss to $6,000 for the three months ended March 31, 2026 from $113,000 for the same period in 2025. Noninterest income increased $236,000, or 51.1%, from $462,000 for the three months ended March 31, 2025 to $698,000 for the three months ended March 31, 2026. This was offset by an increase of $240,000, or 8.2%, in noninterest expense from $2.9 million for the three months ended March 31, 2025 to $3.2 million for the three months ended March 31, 2026.

Interest Income. Interest income decreased $64,000 or 1.1%, to $5.6 million for the three months ended March 31. This was primarily the result of decreased interest income on securities due to a decrease in the average balance and decreased yields and a decrease in interest income on interest bearing deposits in banks due to a decrease in the average balance and decreased yields. This was partially offset by an increase in interest income on loans due to an increase in the average balance and increased yields. Average interest earning assets decreased by $17.2 million, or 4.2%, from $411.0 million for the three months ended March 31, 2025 to $393.8 million for the three months ended March 31, 2026 primarily from a decrease in average securities of $18.1 million, a decrease in average interest bearing deposits in banks of $2.9 million, and partially offset by an increase in average loans of $3.6 million. The yield on average interest earning assets increased 18 basis points, or 3.2%, from 5.48% for the three months ended March 31, 2025 to 5.66% for the three months ended March 31, 2026.

Interest income on loans increased $254,000, or 5.8%, to $4.7 million for the three months ended March 31, 2026 from $4.4 million for the three months ended March 31, 2025. This increase resulted primarily from an increase in average loan balances of $3.6 million, or 1.2%, from $299.4 million for the three months ended March 31, 2025 to $303.0 million for the three months ended March 31, 2026, with an increase in loan yield of 26 basis points, or 4.4%, to 6.14% for the three months ended March 31, 2026 from 5.88% for the three months ended March 31, 2025. The increase in loan volume and yield was due to continued efforts to increase the commercial loan portfolio.

Interest income on securities decreased $266,000, or 25.9%. This decrease was due primarily to a decrease of $18.1 million, or 18.8%, in average balances from $96.1 million for the three months ended March 31, 2025 to $78.0 million for the three months ended March 31, 2026 following the sale of securities in the 4th quarter of 2025. The yield on securities decreased 37 basis points, or 8.7%, to 3.91% for the three months ended March 31, 2026 from 4.28% for the same period in 2025, due to shorter average lives and faster principal paydown of the higher yielding securities.

Interest income on restricted investments, which includes stock dividends from the Federal Home Loan Bank (FHLB) and our primary correspondent bank, decreased $16,000, or 32.0%, from $50,000 for the three months ended March 31, 2025 to $34,000 for the three months ended March 31, 2026. This decrease resulted primarily from a decrease in the average balance of these investments of $854,000, or 22.2%, from $3.6 million for the three months ended March 31, 2025 to $2.8 million for the three months ended March 31, 2026 primarily due to the FHLB repurchasing $1.1 million in excess stock following a reduction in outstanding advances and a decrease of 61 basis points, or 11.1%, in the average yield from 5.51% for the three months ended March 31, 2025 to 4.90% for the three months ended March 31, 2026 due primarily to a reduction in the dividend rate paid by FHLB.

Interest income on interest bearing deposits in banks decreased $45,000, or 43.3%, from $104,000 for the three months ended March 31, 2025 to $59,000 for the three months ended March 31, 2026. This decrease is due primarily to a decrease in average interest-bearing deposits of $2.9 million, or 30.9%, from $9.4 million for the three months ended March 31, 2025 to $6.5 million for the three months ended March 31, 2026 and a decrease in average yield of 80 basis points, or 18.1%, from 4.41% for the three months ended March 31, 2025 to 3.61% for the three months ended March 31, 2026. Fed funds interest remained relatively flat, decreasing $1,000, or 1.6%, from $62,000 for the three months ended March 31, 2025 to $61,000 for the three months ended March 31, 2026. An increase in average fed funds balances of $1.2 million, or 21.4%, from $5.6 million for the three months ended March 31, 2025 to $6.8 million for the three months ended March 31, 2026 was offset by a decrease in average yield of 81 basis points, or 18.5%, from 4.39% for the three months ended March 31, 2025 to 3.58% for the three months ended March 31, 2026. These changes in volume are due primarily to fluctuations in overall bank liquidity, while decreases in yield were due to decreases in fed funds rates and other market interest rates.

Interest Expense. Total interest expense decreased $167,000, or 7.2%, to $2.1 million for the three months ended March 31, 2026 from $2.3 million for the three months ended March 31, 2025 primarily due to a decrease in average interest-bearing liabilities of $15.1 million, or 4.4%, to $328.7 million for the three months ended March 31, 2026 from $343.8 million for the three months ended March 31, 2025 and a decrease in the average cost of interest-bearing liabilities of eight basis points, or 3.0%, from 2.68% for the three months ended March 31, 2025 to 2.60% for the three months ended March 31, 2026, primarily due to the reduction in rates on interest bearing deposits.

Interest expense on deposit accounts decreased $151,000, or 8.4%, from $1.8 million for the three months ended March 31, 2025 to $1.6 million for the three months ended March 31, 2026. This was due to a decrease in average interest-bearing deposits of $10.4 million, or 3.5%, from $293.6 million for the three months ended March 31, 2025, to $283.2 million for the three months ended March 31, 2026. The average deposit cost decreased 12 basis points, or 5.0%, from 2.45% for the three months ended March 31, 2025 to 2.33% for the three months ended March 31, 2026.

Interest expense on Federal Home Loan Bank advances decreased $14,000, or 2.8%, to $489,000 for the three months ended March 31, 2026 from $503,000 for the three months ended March 31, 2025. This decrease was due primarily to a decrease in the average balance of FHLB advances of $4.3 million, or 8.7%, to $45.4 million for the three months ended March 31, 2026 from $49.7 million for the three months ended March 31, 2025. This was partially offset by an increase in average cost of 26 basis points, or 6.4%, primarily due to maturities and paydowns of advances with lower rates than the weighted average cost of all FHLB borrowings.

Net Interest Income. Net interest income increased $103,000, or 3.1%, to $3.4 million for the three months ended March 31, 2026 from $3.3 million for the three months ended March 31, 2025 due primarily to an increase in net interest margin of 25 basis points, or 7.6%, to 3.49% for the three months ended March 31, 2026 from 3.24% for the three months ended March 31, 2025. The increase in net interest margin is due primarily to higher loan volume and yield, a decrease in rates paid on interest bearing deposit accounts, and a decrease in FHLB advances. The increase in net interest margin was partially offset by a decrease in net interest earning assets of $2.2 million, or 3.3%, to $65.0 million for the three months ended March 31, 2026 from $67.2 million for the three months ended March 31, 2025.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses decreased $107,000, or 94.7%, to $6,000 for the three months ended March 31, 2026 from $113,000 for the three months ended March 31, 2025, as a result of significant loan payoffs and corresponding decrease in loan balances in the 1st quarter of 2026. The allowance for credit losses was 1.14% of total loans at March 31, 2026.

Noninterest Income. Noninterest income increased $236,000, or 51.1%, to $698,000 for the three months ended March 31, 2026 from $462,000 for the three months ended March 31, 2025. This was due primarily to $168,000 in rental income on a multifamily property foreclosed on in the 3rd quarter of 2025, as well as a $57,000 referral fee earned in connection with the payoff and transfer of an existing multifamily loan to capital markets. The foreclosed property is currently held in other real estate owned. It is over 90% occupied and is currently being marketed for sale.

Noninterest Expense. Noninterest expense increased $240,000, or 8.2%, to $3.2 million for the three months ended March 31, 2026 from $2.9 million for the same period in 2025. This was due to an increase in other expenses of $106,000, or 17.7%, to $704,000 for the three months ended March 31, 2026 from $598,000 for the same period in 2025, which was the result of $98,000 in expense related to the foreclosed multifamily property noted previously, including utilities, maintenance, insurance, legal fees and real estate taxes. Technology expense increased $77,000, or 135.1%, from $57,000 for the three months ended March 31, 2025, to $134,000 for the three months ended March 31, 2026, due primarily to expense related to the implementation of an online loan origination and account opening platform. Occupancy and equipment expenses increased $41,000, or 16.6%, from $247,000 for the three months ended March 31, 2025 to $288,000 for the three months ended March 31, 2026 due primarily to higher property taxes due to normal increases and higher values, and expenses related to the lease of new administrative offices.

Income Tax Expense. Income tax expense increased by $13,000, or 12.3%, to $119,000 for the three months ended March 31, 2026 from $106,000 for the three months ended March 31, 2025. Net income before taxes increased $206,000, or 27.5%, from $749,000 for the three months ended March 31, 2025 to $955,000 for the three months ended March 31, 2026 and the effective tax rate was 12.46% and 14.15% for the three months ended March 31, 2026 and 2025, respectively. The decrease in effective tax rate was primarily due to tax-exempt income increasing at a faster rate than taxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. The Federal Reserve Bank of Boston provides the Bank with a federal funds line of credit and we are able to borrow from the Federal Home Loan Bank of Dallas. At March 31, 2026, we had outstanding advances of $41.6 million from the Federal Home Loan Bank of Dallas. At March 31, 2026, we had unused borrowing capacity of $108.5 million with the Federal Home Loan Bank of Dallas. In addition, at March 31, 2026, we had two unused unsecured lines of credit totaling $8.0 million with correspondent banks.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flow for the three months ended March 31, 2026 and 2025 included as part of the consolidated financial statements included in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Broadstreet Bank, and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Broadstreet Bank. The amount of dividends that Broadstreet Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. Broadstreet Bank paid $1.0 million in dividends to Texas Community Bancshares, Inc. in the first quarter of 2026. At March 31, 2026, Texas Community Bancshares, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $4.4 million.

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

We monitor our large depositors and have discussions with them on how to maximize FDIC coverage to the fullest legal extent, which is limited to coverage of $250,000 per insured depositor. At March 31, 2026, there were 201 accounts with balances in excess of the $250,000 FDIC insurance limit totaling $98.7 million, or 29.7% of deposits. The amount that was over $250,000 was $48.5 million, or 14.6%, that was potentially uninsured, including certificates of deposit of $13.0 million and $35.5 million in checking, MMDA and savings accounts.

At March 31, 2026, the weighted average life (WAL) of our securities portfolio is 5.0 years. The gross unrealized losses on the AFS securities was $4.3 million, or 6.6% of the $64.3 million AFS portfolio and 7.9% of capital. Unrealized losses on the HTM securities were $1.7 million, or 9.5% of the $17.5 million HTM portfolio and 3.1% of capital. The total gross unrealized losses are $5.9 million, or 7.2% of the $81.8 million securities portfolio and 10.2% of capital, which includes $31.2 million, or 38.1%, that are agency issued and guaranteed by the U.S. government. These losses are the result of market interest rate increases and we continue to monitor the portfolio for credit and other risks. The net unrealized loss on AFS securities, and the corresponding other comprehensive loss, was $3.4 million, or 5.9% of capital. Over the next 24 months from March 31, 2026, we expect to receive $38.4 million in cash flow from the securities portfolio with $17.9 million in 2026, $18.7 million in 2027 and $1.8 million in 2028. We should receive $22.2 million of that over the next 12 months. See the Securities section of the management discussion and analysis for more information.

At March 31, 2026, our allowance for credit losses to loans and leases held for investment was 1.14%. Following the sale of one property in the 1st quarter of 2026. At March 31, 2026, we had $9.1 million remaining in other real estate owned, which includes a residential development property in Dallas, Texas, with a carrying value of $1.3 million, a commercial development property in North Richland Hills, Texas, with a carrying value of $2.1 million, and a multi-family property in our primary service area with a carrying value of $5.7 million. We are actively marketing all three properties. We monitor credit quality in the loan portfolio on an ongoing basis and maintain strong underwriting standards and asset management procedures. Our overall asset quality remains strong. The Company continues to monitor rates and loan demand weekly and aligns pricing accordingly. Housing supply and demand are monitored for indicators of a significant change in the local housing markets. We are increasing our lending in CRE, other commercial lending and loans to municipalities to more strategically balance our loan portfolio.

The following are the various liquidity sources we had available at March 31, 2026 that we could use as needed:

●	FHLB borrowing capacity of $108.5 million
●	$8 million in unused credit lines with 2 correspondent banks
●	Federal Reserve discount window
●	Qwickrate CD Program
●	Brokered deposits
●	The ability to sell securities
●	The ability to sell a group of loans in the secondary market on an as needed basis
●	The ability to sell a portion of BOLI assets

At March 31, 2026, Broadstreet Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category.

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

At March 31, 2026
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$15,587	11.49%
300	15,261	9.16%
200	14,890	6.52%
100	14,428	3.21%
Level	13,980	—
(100)	13,633	(2.48)%
(200)	13,561	(3.00)%
(300)	13,346	(4.54)%
(400)	13,390	(4.22)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 6.52% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 3.00% decrease in net interest income.

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

At March 31, 2026
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$64,716	$(851)	(1.30)%	16.49%	135
300	65,703	136	0.21%	16.35%	121
200	66,313	746	1.14%	16.11%	97
100	66,354	787	1.20%	15.72%	58
Level	65,567	—	—%	15.14%	—
(100)	63,509	(2,058)	(3.14)%	14.29%	(85)
(200)	59,426	(6,141)	(9.37)%	13.02%	(212)
(300)	52,721	(12,846)	(19.59)%	11.25%	(389)
(400)	42,671	(22,896)	(34.92)%	8.90%	(624)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 1.14% increase in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 9.37% decrease in EVE.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” in Item 2 above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

During the quarter ended March 31, 2026, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been named as a defendant in a legal action arising from the conduct of its normal business and employment activities. Management believes that the legal action against the Company is without merit and intends to defend against it. Any liability that could arise with respect to this action is not reasonably estimable as of March 31, 2026, and, in the opinion of the Company, any such liability will not have a material adverse effect on the Company’s consolidated financial statements.

Item 1A.  Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On May 16, 2023, the Company announced a program to repurchase up to 164,842 shares of the Company’s outstanding common stock, or approximately 5% of the shares then outstanding. On November 9, 2023, after completing the purchase of 164,842 shares, the Company announced a second repurchase program of 161,316 shares, or approximately 5% of the shares then outstanding, which was completed on April 14, 2025. On February 27, 2025, the Company announced a third repurchase program of 153,083 shares of the Company’s outstanding common stock, or approximately 5% of the shares then outstanding. On December 16, 2025, after completing the purchase of 153,083 shares, the Company announced a fourth repurchase program of 144,364 shares, or approximately 5% of the shares then outstanding. The program has no stated expiration date. As of March 31, 2026, the Company had repurchased 479,241 shares under the plans.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plans
January 1, 2026 - January 31, 2026	-	-	-	144,364
February 1, 2026 - February 28, 2026	-	-	-	144,364
March 1, 2026 - March 31, 2026	-	-	-	144,364
Total	-	$-	-

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

TEXAS COMMUNITY BANCSHARES, INC.

Date: May 7, 2026	/s/ Jason Sobel
Jason Sobel
President and Chief Executive Officer

Date: May 7, 2026	/s/ Jason McCrary
Jason McCrary, CPA
Chief Financial Officer