Form 10-Q
period 2026-06-30
Texas Community Bancshares, Inc.
filed 2026-08-11
CIK 1849466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 2,872,727 shares, par value $0.01 per share, of the Registrant’s common stock outstanding as of August 7, 2026.

Texas Community Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

June 30, 2026 and December 31, 2025

(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Cash and due from banks	$3,488	$3,876
Federal funds sold	3,739	2,574
Cash and cash equivalents	7,227	6,450
Interest bearing deposits in banks	8,322	5,509
Securities available for sale	59,137	59,893
Securities held to maturity, net of allowance for credit losses of $0 (fair values of $15,122 at June 30, 2026 and $16,744 at December 31, 2025)	16,708	18,283
Loans receivable, net of allowance for credit losses of $3,576 at June 30, 2026 and $3,440 at December 31, 2025	313,078	301,986
Net investment in direct financing leases	998	1,219
Accrued interest receivable	1,992	1,888
Premises and equipment, net	13,579	11,459
Bank-owned life insurance	6,630	6,544
Other real estate owned	9,104	9,271
Restricted investments carried at cost	2,833	2,773
Deferred income taxes	1,579	1,814
Other assets	3,160	2,753
	$444,347	$429,842
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$51,265	$45,871
Interest bearing	288,364	282,033
Total deposits	339,629	327,904
Advances from Federal Home Loan Bank (FHLB)	46,464	45,669
Accrued expenses and other liabilities	3,043	2,512
Total liabilities	389,136	376,085
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,365,468 issued and 2,872,727 outstanding at June 30, 2026 and 3,366,516 issued and 2,887,275 outstanding at December 31, 2025	34	34
Additional paid in capital	33,441	33,198
Retained earnings	33,902	32,412
Accumulated other comprehensive loss	(3,152)	(3,063)
Unearned Employee Stock Ownership Program (ESOP) shares, at cost	(1,817)	(1,884)
Treasury stock, at cost (492,741 shares at June 30, 2026 and 479,241 shares at December 31, 2025)	(7,197)	(6,940)
Total shareholders' equity	55,211	53,757
	$444,347	$429,842

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Interest Income
Loans, including fees	$4,924	$4,271	$9,578	$8,671
Debt securities
Taxable	721	945	1,447	1,929
Non taxable	35	47	71	91
Dividends on restricted investments	31	44	65	94
Federal funds sold	42	55	103	117
Deposits with banks	71	112	130	216
Financial derivative	—	—	—	(10)
Total interest income	5,824	5,474	11,394	11,108
Interest Expense
Deposits	1,677	1,797	3,325	3,596
Advances from FHLB	465	501	954	1,004
Other	2	2	4	6
Total interest expense	2,144	2,300	4,283	4,606
Net Interest Income	3,680	3,174	7,111	6,502
Provision (Credit) for Credit Losses - loans	145	(37)	151	26
Provision (Credit) for Credit Losses - off-balance sheet credit exposures	(41)	(5)	(41)	45
Provision (Credit) for Credit Losses	104	(42)	110	71
Net Interest Income After Provision (Credit) for Credit Losses	3,576	3,216	7,001	6,431
Noninterest Income
Service charges on deposit accounts	183	178	363	343
Other service charges and fees	332	284	607	586
Net loss on sale of other real estate owned	—	(2)	(25)	(2)
Fair value adjustments to other real estate owned	—	—	—	(52)
Net appreciation on bank-owned life insurance	41	42	84	83
Gain on other investment	—	73	—	73
Other income	175	4	400	10
Total noninterest income	731	579	1,429	1,041
Noninterest Expenses
Salaries and employee benefits	1,640	1,569	3,283	3,223
Occupancy and equipment expense	307	266	595	513
Data processing	293	244	570	478
Technology expense	97	76	231	133
Contract services	76	63	145	130
Director fees	49	71	102	142
Other expense	698	684	1,402	1,282
Total noninterest expense	3,160	2,973	6,328	5,901
Income Before Income Taxes	1,147	822	2,102	1,571
Income Tax Expense	177	144	296	250
Net Income	$970	$678	$1,806	$1,321
Earnings per share - basic	$0.37	$0.24	0.68	0.46
Earnings per share - diluted	$0.35	$0.23	0.66	0.45
Weighted-average shares outstanding - basic	2,651,030	2,828,769	2,648,266	2,846,246
Weighted-average shares outstanding - diluted	2,742,784	2,922,938	2,735,074	2,940,847

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Income	$970	$678	$1,806	$1,321

Other items of comprehensive income (loss)
Debt Securities
Net changes in fair value of available for sale securities, before tax	278	270	(113)	1,188
Net changes in fair value of available for sale securities hedged, before tax	—	—	—	(417)
Total other items of comprehensive income (loss), before tax	278	270	(113)	771

Income tax (expense) benefit related to other items of comprehensive (loss) income	(58)	(57)	24	(163)
Total other items of comprehensive income (loss), after tax	220	213	(89)	608

Comprehensive Income	$1,190	$891	$1,717	$1,929

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
Three Months Ended June 30, 2026 and 2025	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Stock	Equity
Balance at April 1, 2026	$—	$34	$33,257	$33,105	$(3,372)	$(1,850)	$(6,940)	$54,234
Net income	—	—	—	970	—	—	—	970
Stock based compensation expense	—	—	159	—	—	—	—	159
Other comprehensive income, net of tax	—	—	—	—	220	—	—	220
Cash dividends declared ($0.06 per share)	—	—	—	(173)	—	—	—	(173)
ESOP shares committed to be released, 3,351 shares	—	—	25	—	—	33	—	58
Treasury stock purchased, 13,500 shares	—	—	—	—	—	—	(257)	(257)
Balance at June 30, 2026	$—	$34	$33,441	$33,902	$(3,152)	$(1,817)	$(7,197)	$55,211

Balance at April 1, 2025	$—	$34	$32,687	$30,683	$(4,371)	$(2,006)	$(4,272)	$52,755
Net income	—	—	—	678	—	—	—	678
Stock based compensation expense	—	—	130	—	—	—	—	130
Other comprehensive income, net of tax	—	—	—	—	213	—	—	213
Cash dividends declared ($0.04 per share)	—	—	—	(119)	—	—	—	(119)
ESOP shares committed to be released, 3,628 shares	—	—	22	—	—	36	—	58
Treasury stock purchased, 53,000 shares	—	—	—	—	—	—	(846)	(846)
Balance at June 30, 2025	$—	$34	$32,839	$31,242	$(4,158)	$(1,970)	$(5,118)	$52,869

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
Six Months Ended June 30, 2026 and 2025	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Stock	Equity
Balance at January 1, 2026	$—	$34	$33,198	$32,412	$(3,063)	$(1,884)	$(6,940)	$53,757
Net income	—	—	—	1,806	—	—	—	1,806
Stock based compensation expense	—	—	196	—	—	—	—	196
Other comprehensive loss, net of tax	—	—	—	—	(89)	—	—	(89)
Cash dividends declared ($0.11 per share)	—	—	—	(316)	—	—	—	(316)
ESOP shares committed to be released, 6,700 shares	—	—	47	—	—	67	—	114
Treasury stock purchased, 13,500 shares	—	—	—	—	—	—	(257)	(257)
Balance at June 30, 2026	$—	$34	$33,441	$33,902	$(3,152)	$(1,817)	$(7,197)	$55,211

Balance at January 1, 2025	$—	$34	$32,493	$30,163	$(4,766)	$(2,039)	$(3,777)	$52,108
Net income	—	—	—	1,321	—	—	—	1,321
Stock based compensation expense	—	—	305	—	—	—	—	305
Other comprehensive income, net of tax	—	—	—	—	608	—	—	608
Cash dividends declared ($0.08 per share)	—	—	—	(242)	—	—	—	(242)
ESOP shares committed to be released, 6,905 shares	—	—	41	—	—	69	—	110
Treasury stock purchased, 84,500 shares	—	—	—	—	—	—	(1,341)	(1,341)
Balance at June 30, 2025	$—	$34	$32,839	$31,242	$(4,158)	$(1,970)	$(5,118)	$52,869

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share and per share data)

	Six Months Ended
	June 30,
	2026	2025
Operating Activities
Net income	$1,806	$1,321
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses - loans	151	26
(Credit) Provision for credit losses - off-balance sheet credit exposures	(41)	45
Net amortization (accretion) of securities	74	(23)
Depreciation and amortization	251	294
Net unrealized gain on discontinued financial derivative	—	463
Stock dividends on restricted investments	(60)	(89)
Net increase on other investment	—	(46)
Appreciation on bank-owned life insurance	(84)	(83)
ESOP compensation expense for allocated shares	114	110
Loss on sale other real estate owned	25	2
Fair value adjustment on other real estate owned	—	52
Stock-based compensation	196	305
Deferred income tax expense	259	238
Loss on fair value adjustment of fair value hedges	—	10
Net change in
Accrued interest receivable	(104)	(14)
Other assets	(137)	(281)
Accrued expenses and other liabilities	529	(2,856)
Net Cash from (used for) Operating Activities	2,979	(526)
Investing Activities
Net change in interest bearing deposits in banks	(2,813)	(7,591)
Activity in available for sale securities
Purchases	(1,514)	(4,232)
Maturities, prepayments and calls	2,120	7,028
Activity in held to maturity securities
Maturities, prepayments and calls	1,538	1,755
Redemptions of restricted investments	—	1,096
Purchases of other investment	(270)	(53)
Loan originations and principal collections, net	(11,082)	(593)
Net decrease in net investment in direct financing leases	221	187
Proceeds from sales of other real estate owned	22	20
Additions of premises and equipment	(2,371)	(213)
Net Cash (used for) Investing Activities	(14,149)	(2,596)
Financing Activities
Net increase in deposits	11,725	3,352
Advances from FHLB and other borrowings	13,000	—
Payments on FHLB and other borrowings	(12,205)	(642)
Cash dividends declared and paid	(316)	(242)
Purchases of treasury stock	(257)	(1,341)
Net Cash from Financing Activities	11,947	1,127
Net Change in Cash and Cash Equivalents	777	(1,995)
Cash and Cash Equivalents at Beginning of Period	6,450	13,290
Cash and Cash Equivalents at End of Period	$7,227	$11,295

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

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

Policies and practices which materially affect the determination of financial position, results of operations and cash flows are summarized as follows:

Interim Financial Statements

The interim unaudited consolidated financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be achieved for the year ending December 31, 2026, or any other period. Certain prior period data presented in the consolidated financial statements has been revised to conform with the current period presentation. The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited consolidated financial statements, and notes, contained in the Company’s Form 10-K for the year ended December 31, 2025. Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2025.

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

Three and Six Months Ended June 30, 2026 and 2025

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Income	$970	$678	$1,806	$1,321

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	2,835,988	3,029,265	2,834,889	3,048,375
Less: average unearned ESOP shares	(184,958)	(200,496)	(186,623)	(202,129)
Weighted average shares outstanding for basic earnings per share	2,651,030	2,828,769	2,648,266	2,846,246

Additional dilutive shares	91,754	94,169	86,808	94,601

Weighted average shares outstanding for dilutive earnings per share	2,742,784	2,922,938	2,735,074	2,940,847

Basic earnings per share	$0.37	$0.24	$0.68	$0.46

Dilutive earnings per share	$0.35	$0.23	$0.66	$0.45

There were no antidilutive restricted awards for the three and six months ended June 30, 2026. Nonvested restricted stock awards for 21,493 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended June 30, 2025, because they were antidilutive. There were no antidilutive stock options for the three and six months ended June 30, 2026. Stock options for 35,838 shares of common stock have vested, however, were not considered in computing diluted earnings per share for the three and six months ended June 30, 2025, because they were antidilutive.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

Note 3 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$6,480	$—	$(712)	$5,768
Collateralized mortgage obligations	36,400	—	(1,464)	34,936
State and municipal	9,719	—	(1,028)	8,691
Corporate bonds	10,528	60	(846)	9,742
Total securities available for sale	$63,127	$60	$(4,050)	$59,137

Held to Maturity
Debt Securities:
Residential mortgage-backed	$14,766	$—	$(1,570)	$13,196
State and municipal	1,200	—	(17)	1,183
U.S. Government and agency	742	1	—	743
Total securities held to maturity	$16,708	$1	$(1,587)	$15,122

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$6,475	$—	$(679)	$5,796
Collateralized mortgage obligations	37,023	12	(1,293)	35,742
State and municipal	9,753	—	(1,010)	8,743
Corporate bonds	10,519	49	(956)	9,612
Total securities available for sale	$63,770	$61	$(3,938)	$59,893

Held to Maturity
Debt Securities:
Residential mortgage-backed	$16,112	$—	$(1,534)	$14,578
State and municipal	1,200	—	(6)	1,194
U.S. Government and agency	971	1	—	972
Total securities held to maturity	$18,283	$1	$(1,540)	$16,744

During the three and six months ended June 30, 2026 and 2025, the Company had no sales of available for sale securities or held to maturity securities.

At June 30, 2026 and December 31, 2025, securities with a fair value of $14,317 and $14,815, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2026, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$—	$—
Due from one to five years	1,145	1,049	135	129
Due in five to ten years	12,891	12,140	742	743
After ten years	6,211	5,244	1,065	1,054
Residential mortgage-backed	6,480	5,768	14,766	13,196
Collateralized mortgage obligations	36,400	34,936	—	—
Total	$63,127	$59,137	$16,708	$15,122

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2026
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (1, 72)	$476	$(14)	$18,488	$(2,268)
Collateralized mortgage obligations (9, 14)	12,722	(92)	22,213	(1,372)
State and municipal (1, 9)	1,054	(11)	8,820	(1,034)
Corporate bonds (2, 14)	1,398	(2)	6,656	(844)
Total	$15,650	$(119)	$56,177	$(5,518)

	December 31, 2025
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (0, 77)	$—	$—	$20,374	$(2,213)
Collateralized mortgage obligations (2, 15)	2,538	(18)	24,891	(1,275)
State and municipal (1, 9)	1,065	—	8,872	(1,016)
Corporate bonds (4, 13)	2,871	(29)	5,572	(927)
Total	$6,474	$(47)	$59,709	$(5,431)

At June 30, 2026 and December 31, 2025, the Company had investment securities with approximately $5,518 and $5,431, respectively, in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the unrealized losses was primarily the change in market interest rates and not the issuers’ financial condition or downgrades by rating agencies. The Company has the ability and intent to hold such securities until maturity.

The Company monitors credit quality of debt securities held-to-maturity through the use of nationally recognized

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

credit ratings. The Company monitors credit ratings on a continual basis. The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$14,766	$1,065	$742
Baa1	—	135	—
	$14,766	$1,200	$742

	December 31, 2025
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$16,112	$1,066	$971
Baa1	—	134	—
	$16,112	$1,200	$971

As of June 30, 2026 and December 31, 2025, there were no securities held to maturity on nonaccrual status or past due status.

Mortgage-backed Securities and Collateralized Mortgage Obligations

The unrealized losses on the Company’s investments in mortgage-backed securities and collateralized mortgage obligations were caused by market interest rate increases and changes in prepayment speeds and not credit quality. It is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity. The unrealized losses on the Company’s investment in mortgage-backed securities have not been recognized into income and no allowance for credit losses was established at June 30, 2026 or December 31, 2025.

U.S. Government and Agency Securities

The unrealized losses on the Company’s investments in U.S. government and agency securities have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be at maturity. The decline in fair value is primarily due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at June 30, 2026 and December 31, 2025.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

Municipal Securities and Corporate Bonds

The unrealized losses on the Company’s investments in state and municipal securities and corporate bonds have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be at maturity. The decline in fair value is primarily due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at June 30, 2026 and December 31, 2025.

Note 4 -   Loans and Allowance for Credit Losses

A summary of the balances of loans and leases follows:

	June 30,	December 31,
	2026	2025
Real estate
Construction and land	$44,201	$48,372
Farmland	25,773	17,085
1-4 Residential and multi-family	153,195	151,326
Commercial Real Estate	65,433	61,526
Total real estate	288,602	278,309
Agriculture	35	33
Commercial	9,833	8,813
Municipalities	15,163	14,890
Consumer and other	4,019	4,600
Subtotal	317,652	306,645
Less: allowance for credit losses	(3,576)	(3,440)
Loans and leases, net	$314,076	$303,205

Direct financing leases of $998 and $1,219 are included in consumer and other loans at June 30, 2026 and December 31, 2025, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The following tables set forth information regarding the activity in the allowance for credit losses for the three and six months ended June 30, 2026 and June 30, 2025:

	June 30, 2026
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Three months ended
Beginning balance, April 1, 2026	$591	$150	$1,350	$751	$1	$424	$99	$71	$3,437
Provision (credit) for credit losses	(48)	105	65	19	—	7	(2)	(1)	145
Loans charged-off	—	—	—	—	—	(3)	—	(9)	(12)
Recoveries	—	—	—	—	—	—	—	6	6
Balance, June 30, 2026	$543	$255	$1,415	$770	$1	$428	$97	$67	$3,576
Six months ended
Balance, January 1, 2026	$591	$152	$1,399	$718	$1	$407	$102	$70	$3,440
Provision (credit) for credit losses	(48)	103	16	52	—	24	(5)	9	151
Loans charged-off	—	—	—	—	—	(3)	—	(19)	(22)
Recoveries	—	—	—	—	—	—	—	7	7
Balance, June 30, 2026	$543	$255	$1,415	$770	$1	$428	$97	$67	$3,576

	June 30, 2025
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Three months ended
Beginning balance, April 1, 2025	$661	$77	$1,376	$619	$1	$359	$93	$87	$3,273
Provision for credit losses	(108)	—	60	19	—	(3)	(1)	(4)	(37)
Loans charged-off	—	—	—	—	—	—	—	(11)	(11)
Recoveries	—	—	—	—	—	—	—	2	2
Balance, June 30, 2025	$553	$77	$1,436	$638	$1	$356	$92	$74	$3,227
Six months ended
Balance, January 1, 2025	$632	$74	$1,355	$605	$1	$375	$83	$97	$3,222
Provision for credit losses	(79)	3	84	33	—	(19)	9	(5)	26
Loans charged-off	—	—	(3)	—	—	—	—	(21)	(24)
Recoveries	—	—	—	—	—	—	—	3	3
Balance, June 30, 2025	$553	$77	$1,436	$638	$1	$356	$92	$74	$3,227

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing interest as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$—	$—	$109
Farmland	—	—	—
1‑4 Residential & multi-family	938	—	—
Commercial real estate	38	—	—
Agriculture	—	—	—
Commercial	61	252	—
Municipalities	—	—	—
Consumer and other	3	—	—
Total	$1,040	$252	$109

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

	December 31, 2025
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$—	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	968	—	—
Commercial real estate	42	—	—
Agriculture	—	—	—
Commercial	67	933	1
Municipalities	—	—	—
Consumer and other	4	—	—
Total	$1,081	$933	$1

The Company did not recognize any interest income on nonaccrual loans during the three and six months ended June 30, 2026 or June 30, 2025.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
1-4 Residential & multi-family	$1,054	$—	$—
Commercial real estate	38	—	—
Commercial	—	223	90
Consumer and other	—	—	3
Total	$1,092	$223	$93

	December 31, 2025
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
1-4 Residential & multi-family	$1,090	$—	$—
Commercial real estate	42	—	—
Commercial	—	247	753
Consumer and other	—	—	3
Total	$1,132	$247	$756

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The Company had $1,408 and $2,135 in collateral-dependent loans at June 30, 2026 and December 31, 2025, respectively.

Internal Risk Categories

A loan is considered collateral-dependent when based on current information and events it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Collateral dependent loans include nonperforming loans (nonaccrual loans), loans performing but with deterioration that leads to doubt regarding collectability.

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

Three and Six Months Ended June 30, 2026 and 2025

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

Credits rated loss are those that are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be realized in the future.

Pass rated refers to loans that are not considered criticized. In addition to this primary credit quality indicator, the Company uses other credit quality indicators for certain types of loans.

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes in methodology were made during the six months ended June 30, 2026.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

Based on the most recent analysis performed, the risk category of loans by class of loans and gross chargeoffs as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
Construction and land
Risk rating
Pass	$8,670	$15,756	$13,980	$730	$1,417	$1,553	$42,106
Special mention	—	1,372	723	—	—	—	2,095
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$8,670	$17,128	$14,703	$730	$1,417	$1,553	$44,201
Farmland
Risk rating
Pass	$9,358	$8,379	$2,854	$2,206	$1,350	$1,415	$25,562
Special mention	—	—	—	—	211	—	211
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$9,358	$8,379	$2,854	$2,206	$1,561	$1,415	$25,773
1-4 Residential & multi-family
Risk rating
Pass	$10,389	$12,310	$10,584	$20,405	$16,046	$74,247	$143,981
Special mention	6,373	—	—	273	—	600	7,246
Substandard	—	91	—	671	—	1,206	1,968
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$16,762	$12,401	$10,584	$21,349	$16,046	$76,053	$153,195
Commercial real estate
Risk rating
Pass	$4,401	$16,161	$11,952	$12,845	$4,801	$14,582	$64,742
Special mention	—	—	—	—	—	653	653
Substandard	—	—	—	—	—	38	38
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$4,401	$16,161	$11,952	$12,845	$4,801	$15,273	$65,433
Agriculture
Risk rating
Pass	$16	$—	$—	$19	$—	$—	$35
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$16	$—	$—	$19	$—	$—	$35
Commercial
Risk rating
Pass	$1,929	$886	$1,853	$170	$166	$3,820	$8,824
Special mention	—	—	—	27	—	—	27
Substandard	—	—	61	29	—	892	982
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$1,929	$886	$1,914	$226	$166	$4,712	$9,833
Current period gross charge-offs	$—	$3	$—	$—	$—	$—	$3
Municipalities
Risk rating
Pass	$633	$5,800	$7,984	$746	$—	$—	$15,163
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$633	$5,800	$7,984	$746	$—	$—	$15,163
Consumer and other
Risk rating
Pass	$1,161	$1,032	$1,175	$168	$85	$362	$3,983
Special mention	—	28	3	—	—	—	31
Substandard	—	5	—	—	—	—	5
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$1,161	$1,065	$1,178	$168	$85	$362	$4,019
Current period gross charge-offs	$16	$3	$—	$—	$—	$—	$19

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

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

Three and Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loans. The following is an aging analysis for loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$580	$—	$109	$689	$43,512	$44,201
Farmland	—	—	—	—	25,773	25,773
1‑4 Residential & multi-family	369	506	762	1,637	151,558	153,195
Commercial real estate	5,980	—	—	5,980	59,453	65,433
Agriculture	—	—	—	—	35	35
Commercial	—	29	—	29	9,804	9,833
Municipalities	—	250	—	250	14,913	15,163
Consumer and other	9	—	—	9	4,010	4,019
Total	$6,938	$785	$871	$8,594	$309,058	$317,652

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$—	$—	$—	$—	$48,372	$48,372
Farmland	—	—	—	—	17,085	17,085
1‑4 Residential & multi-family	113	49	—	162	151,164	151,326
Commercial real estate	—	—	—	—	61,526	61,526
Agriculture	—	—	—	—	33	33
Commercial	181	—	1	182	8,631	8,813
Municipalities	—	—	—	—	14,890	14,890
Consumer and other	22	3	—	25	4,575	4,600
Total	$316	$52	$1	$369	$306,276	$306,645

All interest accrued but not collected for loans that are placed on nonaccrual status or are charged‐off is reversed against interest income. The interest on these loans is accounted for on the cash‐basis or cost‐recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the three and six months ended June 30, 2026 and 2025.

During the three and six months ended June 30, 2026 and 2025, there was no interest income recognized on collateral-dependent loans.

During the three and six months ended June 30, 2026 and 2025, there were no modifications of loans to borrowers in financial difficulty.

There were no modifications to borrowers with financial difficulty in the three and six months ended June 30, 2026 and 2025, that subsequently defaulted. The Company had no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

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

At June 30, 2026 and December 31, 2025, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2026	December 31, 2025
Commitments to extend credit	$18,335	$35,666

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

At June 30, 2026, the Company had no commitments to purchase securities.

The Company has no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated financial statements.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

Note 6 -   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Six Months Ended
	June 30,
	2026	2025
Supplemental cash flow information:
Cash paid for
Interest on deposits	$3,377	$3,685
Interest on FHLB advances	967	1,005
Other interest	4	6
Income taxes	—	13
Non-cash activities
Loan originations to facilitate the sale of other real estate owned	120	—
Loans transferred to other real estate owned	—	22
Lease liabilities arising from obtaining right-of-use assets	—	290

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

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At June 30, 2026 and December 31, 2025, the Bank’s CBLR ratio was 12.13% and 11.74%, respectively, which exceeded all regulatory capital requirements under the CBLR framework, and the Bank was considered to be “well-capitalized.”

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

Three and Six Months Ended June 30, 2026 and 2025

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

A description of the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in valuation techniques during either the three and six months ended June 30, 2026 or the year ended December 31, 2025.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

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

Three and Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$5,768	$—	$5,768
Collateralized mortgage obligations	—	34,936	—	34,936
State and municipal	—	8,691	—	8,691
Corporate bonds	—	9,742	—	9,742
Total financial assets	$—	$59,137	$—	$59,137

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$5,796	$—	$5,796
Collateralized mortgage obligations	—	35,742	—	35,742
State and municipal	—	8,743	—	8,743
Corporate bonds	—	9,612	—	9,612
Total financial assets	$—	$59,893	$—	$59,893

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

Three and Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2026
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$17	$17
	$—	$—	$17	$17

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$654	$654
Nonfinancial assets
Other real estate owned	—	—	9,271	9,271
	$—	$—	$9,925	$9,925

During the three and six months ended June 30, 2026 and 2025, certain collateral-dependent loans were remeasured and reported at fair value through a specific allocation of the allowance for credit losses based upon the fair value of the underlying collateral. The fair value of collateral dependent loans is determined based on collateral valuations utilizing Level 3 valuation inputs. At June 30, 2026, collateral-dependent loans with a carrying value of $252 were reduced by specific valuation allowance allocations totaling $235 to a reported fair value of $17. At December 31, 2025, collateral dependent loans with a carrying value of $933 were reduced by specific valuation allowance allocations totaling $279 to a reported fair value of $654.

At June 30, 2026, the Company had other real estate owned consisting of one multi-family property acquired through foreclosure and two land development projects belonging to one customer that were transferred through deeds in lieu of foreclosure. The reported fair value includes a deduction for estimated costs to sell and all properties are currently listed for sale. At December 31, 2025, the Company had other real estate owned consisting of Bank-owned property that was purchased for future expansion, one multi-family property acquired through foreclosure and two land development projects belonging to one customer that were transferred through deeds in lieu of foreclosure.

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

Three and Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	June 30, 2026	Technique	Inputs	Values
Collateral-dependent loans	$17	Appraisal of collateral (1)	Appraisal adjustment	5-25%

Other real estate owned	$9,104	Appraisal of collateral (1)	Appraisal adjustment	5-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2025	Technique	Inputs	Values
Collateral-dependent loans	$654	Appraisal of collateral (1)	Appraisal adjustment	5-25%

Other real estate owned	$9,271	Appraisal of collateral (1)	Appraisal adjustment	5-25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2026
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$7,227	$—	$—	$7,227	$7,227
Interest bearing deposits in banks	8,322	—	—	8,322	8,322
Securities held to maturity	—	15,122	—	15,122	16,708
Loans, net	—	—	303,758	303,758	313,078
Net investment in direct financing leases	—	—	968	968	998
Accrued interest receivable	1,992	—	—	1,992	1,992
Restricted investments carried at cost	—	2,833	—	2,833	2,833
Mortgage servicing rights	—	—	199	199	199
Financial liabilities
Deposits	—	—	309,495	309,495	339,629
FHLB advances	—	—	46,666	46,666	46,464
Accrued interest payable	619	—	—	619	619

	December 31, 2025
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$6,450	$—	$—	$6,450	$6,450
Interest bearing deposits in banks	5,509	—	—	5,509	5,509
Securities held to maturity	—	16,744	—	16,744	18,283
Loans, net	—	—	293,446	293,446	301,986
Net investment in direct financing leases	—	—	1,185	1,185	1,219
Accrued interest receivable	1,888	—	—	1,888	1,888
Restricted investments carried at cost	—	2,773	—	2,773	2,773
Mortgage servicing rights	—	—	210	210	210
Financial liabilities
Deposits	—	—	297,856	297,856	327,904
FHLB advances	—	—	46,478	46,478	45,669
Accrued interest payable	683	—	—	683	683

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

Three and Six Months Ended June 30, 2026 and 2025

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

Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $58 and $114 for the three and six months ended June 30, 2026 and $58 and $110 for the three and six months ended June 30, 2025.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

A summary of the ESOP shares as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Shares allocated to participants	72,240	72,240
Shares committed to be released to participants	6,700	—
Shares distributed to terminated participants	(16,424)	(12,475)
Unreleased shares	181,681	188,381
Total	244,197	248,146
Fair value of unreleased shares	$3,198	$3,385

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Texas Community Bancshares, Inc.’s (the “Company”) consolidated financial condition at June 30, 2026 and consolidated results of operations for the three and six months ended June 30, 2026 and 2025. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements, and notes, contained in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets. Total assets were $444.3 million at June 30, 2026, an increase of $14.5 million, or 3.4%, from $429.8 million at December 31, 2025. The increase was due primarily to increases in net loans and leases of $10.9 million and interest-bearing deposits in banks of $2.8 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $777,000, or 12.0%, to $7.2 million at June 30, 2026, compared to $6.5 million at December 31, 2025. This included fed funds sold balances of $3.7 million at June 30, 2026 and $2.6 million at December 31, 2025.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks increased $2.8 million, or 50.9%, to $8.3 million at June 30, 2026, compared to $5.5 million at December 31, 2025. This increase was primarily the result of an increase in deposits of $11.7 million and a decrease in securities of $2.4 million, partially offset by a $10.9 million increase in net loans and leases.

Securities Available for Sale. Securities available for sale decreased by $756,000, or 1.3%, to $59.1 million at June 30, 2026 from $59.9 million at December 31, 2025. During the six months ended June 30, 2026, there were purchases of securities of $1.5 million offset by net paydowns of $2.1 million. Accumulated other comprehensive loss increased by $89,000, or 2.9%, to $3.2 million, net of tax, from $3.1 million, net of tax, due primarily to increases in market interest rates. Gross unrealized losses on the AFS portfolio consisting of 67 securities increased from $3.9 million, or 6.1% of the portfolio’s amortized cost of $63.8 million at December 31, 2025, to $4.0 million, or 6.3%, of the amortized cost of $63.1 million at June 30, 2026. These unrealized losses are primarily due to increases in market interest rates. At June 30, 2026, the AFS portfolio was comprised of 59.1% collateralized mortgage obligations, 16.4% corporate bonds, 14.7% State and municipal securities, and 9.8% residential mortgage backed securities.

Securities Held to Maturity. Securities held to maturity decreased by $1.6 million, or 8.7%, to $16.7 million at June 30, 2026 from $18.3 million at December 31, 2025. This decrease is due to paydowns of $1.5 million. The HTM portfolio had 59 securities with gross unrealized losses of $1.6 million, or 9.6%, of the amortized cost of $16.7 million at June 30, 2026 compared to $1.5 million, or 8.2%, of the amortized cost of $18.3 million at December 31, 2025. These unrealized losses are due to increases in market interest rates. At June 30, 2026, the HTM portfolio was comprised of 88.4% residential mortgage-backed securities, 7.2% state and municipal securities and 4.4% U.S government and agency bonds.

Loans and Leases Receivable, Net. Net loans and leases receivable increased $10.9 million, or 3.6%, to $314.1 million at June 30, 2026 from $303.2 million at December 31, 2025. The increase in loans was primarily due to new loan originations of $40.5 million partially offset by payoffs, other principal reductions, and contractual repayments.

The loan and lease portfolio totaled $317.7 million and was comprised of $288.6 million, or 90.9%, real estate loans, $9.8 million, or 3.1%, commercial and industrial loans, $15.2 million, or 4.8%, municipal loans and $4.1 million, or 1.2%, consumer loans and other loans. Real estate loans include $150.0 million, or 47.2%, 1-4 family residential loans, $3.2 million, or 1.0%, multi-family loans, $65.4 million, or 20.6%, commercial real estate (CRE) loans, $25.8 million, or 8.2%, farmland loans, $12.4 million, or 3.9%, 1-4 family construction loans, and $31.8 million, or 10.0%, other construction and development loans. Total loans include interim construction loans of $19.1 million, or 63.4%, of the completed project balance of $30.2 million which includes $19.5 million in single-family residence loans, including $11.6 million in speculative construction loans to builders, $2.4 million in subdivision construction, $1.1 million in multi-family construction loans and $7.2 million in CRE and CRE development loans. The total construction loan portfolio consisted of 50 loans with completed project balances of $30.2 million at June 30, 2026 compared to 54 loans totaling $36.0 million at December 31, 2025.

At June 30, 2026, commercial real estate loans consisted of $26.5 million owner occupied and $38.9 million non-owner occupied real estate. At June 30, 2026, commercial real estate loans primarily included loans collateralized by gas stations with convenience stores ($17.7 million), self-storage facilities ($15.4 million), commercial rental properties ($14.3 million), churches ($3.9 million) and restaurants ($3.1 million). The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. Generally, we require the debt service coverage ratio to be at least 1.2x. The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of commercial real estate borrowers. We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial conditions of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property, debt service capabilities, global cash flows of the borrower and other guarantors, and the borrower’s payment history with us and other financial institutions.

Other Real Estate Owned. Other real estate owned decreased $167,000, or 1.8%, to $9.1 million at June 30, 2026 from $9.3 million at December 31, 2025 due to the sale of a Bank owned property in the first quarter of 2026. At June 30, 2026, there were three remaining properties consisting of a residential development property in Dallas, Texas with a carrying value of $1.3 million, a commercial development property in North Richland Hills, Texas with a carrying value of $2.1 million, and a multi-family property in our primary service area with a carrying value of $5.7 million. We are actively marketing all three other real estate owned properties for sale.

Deposits. Deposits increased $11.7 million, or 3.6%, to $339.6 million at June 30, 2026 from $327.9 million at December 31, 2025. Core deposits (defined as all deposits other than certificates of deposit) increased $6.6 million, or 3.4%, to $200.7 million at June 30, 2026 from $194.1 million at December 31, 2025. Certificates of deposit increased $1.4 million, or 1.3%, to $114.5 million at June 30, 2026 from $113.1 million at December 31, 2025. At June 30, 2026, there were $18.0 million in brokered deposits and $6.5 million in listed deposits. The year-to-date average cost of interest-bearing deposits decreased 12 basis points, or 5.1%, to 2.34% for the six months ended June 30, 2026 compared to 2.46% for the six months ended June 30, 2025. At June 30, 2026, there were 193 accounts with balances in excess of the $250,000 FDIC insurance limit with an aggregate balance of $97.2 million, or 28.6% of deposits. The amount that was over the FDIC insurance limit was $48.9 million, or 14.4%, that was potentially uninsured, including certificates of deposit of $13.5 million, money market and savings accounts of $16.0 million and $19.4 million in checking accounts.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank increased $795,000, or 1.7%, to $46.5 million at June 30, 2026 from $45.7 million at December 31, 2025, due to $13.0 million in new advances booked in 2026, and partially offset by $12.2 million in maturities and repayments. There are four short-term advances remaining totaling $18.0 million that will mature in 2026.

Total Shareholders’ Equity. Total shareholders’ equity increased $1.4 million, or 2.6%, to $55.2 million at June 30, 2026 from $53.8 million at December 31, 2025. This increase was primarily due to net income of $1.8 million for the six months ended June 30, 2026, an increase of $196,000 from stock-based compensation expense, and an increase of $114,000 from the accrual of ESOP commitments. This was partially offset by a $89,000 increase in accumulated other comprehensive loss, net of tax, treasury stock purchases of $257,000, and quarterly dividends paid totaling $316,000.

At June 30, 2026, Broadstreet Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes. A community bank leverage ratio of at least 9.0% is required to be considered “well capitalized” under regulatory requirements. At June 30, 2026, Broadstreet Bank was well capitalized and had a leverage ratio of 12.13%.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are only included in the computation of average balances. Average yields for loans include loan fees of $271,000 and $120,000 for the three months ended June 30, 2026 and 2025, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Three Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$310,310	$4,924	6.35%	$300,237	$4,271	5.69%
Allowance for credit losses	(3,463)			(3,280)
Securities	76,923	756	3.93%	95,502	992	4.15%
Restricted investments	2,807	31	4.42%	2,667	44	6.60%
Interest bearing deposits in banks	7,716	71	3.68%	10,080	112	4.44%
Federal funds sold	4,636	42	3.62%	5,037	55	4.37%
Total interest earning assets	398,929	5,824	5.84%	410,243	5,474	5.34%
Noninterest earning assets	37,646			28,970
Total assets	$436,575			$439,213

Interest-bearing liabilities:
Interest bearing demand deposits	$59,641	81	0.54%	$65,087	96	0.59%
Regular savings and other deposits	41,597	30	0.29%	43,389	41	0.38%
Money market deposits	48,512	296	2.44%	45,363	305	2.69%
Certificates of deposit	136,213	1,270	3.73%	136,960	1,355	3.96%
Total interest bearing deposits	285,963	1,677	2.35%	290,799	1,797	2.47%
Advances from FHLB	44,423	465	4.19%	49,348	501	4.06%
Other liabilities	152	2	5.26%	162	2	4.94%
Total interest bearing liabilities	330,538	2,144	2.59%	340,309	2,300	2.70%
Noninterest bearing demand deposits	52,578			49,817
Other noninterest bearing liabilities	4,269			4,022
Total liabilities	387,385			394,148
Total shareholders’ equity	49,190			45,065
Total liabilities and shareholders' equity	$436,575			$439,213
Net interest income		$3,680			$3,174
Net interest rate spread (1)			3.25%			2.63%
Net interest earning assets (2)	$68,391			$69,934
Net interest margin (3)			3.69%			3.09%
Average interest earning assets to interest bearing liabilities			120.69%			120.55%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Three Months Ended June 30, 2026 and June 30, 2025

Net Income. Net income was $970,000 for the three months ended June 30, 2026, compared to net income of $678,000 for the three months ended June 30, 2025, an increase of $292,000, or 43.1%. The increase was primarily due to a $506,000, or 15.9% increase in net interest income to $3.7 million for the three months ended June 30, 2026, from $3.2 million for the three months ended June 30, 2025. Noninterest income increased $152,000, or 26.3%, from $579,000 for the three months ended June 30, 2025, to $731,000 for the three months ended June 30, 2026. This was partially offset by increases of $146,000 in the provision for loan losses, $187,000 in noninterest expense, and $33,000 in income tax expense.

Interest Income. Interest income increased $350,000 or 6.4%, to $5.8 million for the three months ended June 30, 2026 from $5.5 million for the three months ended June 30, 2025. This was primarily the result of increased interest income on loans due to an increase in average loan balances and increased yields. This was partially offset by decreases in interest income on securities and interest bearing deposits in banks due to a decrease in the average balances and decreased yields. Average interest earning assets decreased by $11.3 million, or 2.8%, from $410.2 million for the three months ended June 30, 2025 to $398.9 million for the three months ended June 30, 2026 primarily from a decrease in average securities of $18.6 million, a decrease in average interest bearing deposits in banks of $2.4 million, and partially offset by an increase in average loans of $10.1 million. The yield on average interest earning assets increased 50 basis points, or 9.4%, from 5.34% for the three months ended June 30, 2025 to 5.84% for the three months ended June 30, 2026.

Interest income on loans increased $653,000, or 15.3%, to $4.9 million for the three months ended June 30, 2026 from $4.3 million for the three months ended June 30, 2025. This increase resulted primarily from an increase in average loan balances of $10.1 million, or 3.4%, from $300.2 million for the three months ended June 30, 2025 to $310.3 million for the three months ended June 30, 2026, with an increase in loan yield of 66 basis points, or 11.5%, to 6.35% for the three months ended June 30, 2026 from 5.69% for the three months ended June 30, 2025. The increase in loan volume and yield was due to continued efforts to increase the commercial loan portfolio.

Interest income on securities decreased $236,000, or 23.8%. This decrease was due primarily to a decrease of $18.6 million, or 19.5%, in average balances from $95.5 million for the three months ended June 30, 2025 to $76.9 million for the three months ended June 30, 2026 following the sale of securities in the 4th quarter of 2025. The yield on securities decreased 22 basis points, or 5.4%, to 3.93% for the three months ended June 30, 2026 from 4.15% for the same period in 2025, due to shorter average lives and faster principal paydown of the higher yielding securities.

Interest income on restricted investments, which includes stock dividends from the Federal Home Loan Bank (FHLB) and our primary correspondent bank, decreased $13,000, or 29.5%, from $44,000 for the three months ended June 30, 2025 to $31,000 for the three months ended June 30, 2026. This decrease resulted primarily from a decrease of 218 basis points, or 33.1%, in the average yield from 6.60% for the three months ended June 30, 2025 to 4.42% for the three months ended June 30, 2026 due primarily to a reduction in the dividend rate paid by FHLB.

Interest income on interest bearing deposits in banks decreased $41,000, or 36.6%, from $112,000 for the three months ended June 30, 2025 to $71,000 for the three months ended June 30, 2026. This decrease is due primarily to a decrease in average interest-bearing deposits of $2.4 million, or 23.8%, from $10.1 million for the three months ended June 30, 2025 to $7.7 million for the three months ended June 30, 2026 and a decrease in average yield of 76 basis points, or 17.2%, from 4.44% for the three months ended June 30, 2025 to 3.68% for the three months ended June 30, 2026. Interest income on Federal funds sold decreased $13,000, or 23.6%, from $55,000 for the three months ended June 30, 2025 to $42,000 for the three months ended June 30, 2026. This decrease is due to a decrease in average Federal funds sold balances of $401,000, or 8.0%, from $5.0 million for the three months ended June 30, 2025 to $4.6 million for the three months ended June 30, 2026 and a decrease in average yield of 75 basis points, or 17.2%, from 4.37% for the three months ended June 30, 2025 to 3.62% for the three months ended June 30, 2026. These changes in volume are due primarily to fluctuations in overall bank liquidity, while decreases in yield were due to decreases in fed funds rates.

Interest Expense. Total interest expense decreased $156,000, or 6.8%, to $2.1 million for the three months ended June 30, 2026 from $2.3 million for the three months ended June 30, 2025 primarily due to a decrease in average interest-bearing liabilities of $9.8 million, or 2.9%, to $330.5 million for the three months ended June 30, 2026 from $340.3 million for the three months ended June 30, 2025 and a decrease in the average cost of interest-bearing liabilities of 11 basis points, or 4.0%, from 2.70% for the three months ended June 30, 2025 to 2.59% for the three months ended June 30, 2026, primarily due to the reduction in rates on interest bearing deposits.

Interest expense on deposit accounts decreased $120,000, or 6.7%, from $1.8 million for the three months ended June 30, 2025 to $1.7 million for the three months ended June 30, 2026. This was due to a decrease in average interest-bearing deposits of $4.8 million, or 1.7%, from $290.8 million for the three months ended June 30, 2025, to $286.0 million for the three months ended June 30, 2026. The average deposit cost decreased 12 basis points, or 4.9%, from 2.47% for the three months ended June 30, 2025 to 2.35% for the three months ended June 30, 2026.

Interest expense on Federal Home Loan Bank advances decreased $36,000, or 7.2%, to $465,000 for the three months ended June 30, 2026 from $501,000 for the three months ended June 30, 2025. This decrease was due primarily to a decrease in the average balance of FHLB advances of $4.9 million, or 9.9%, to $44.4 million for the three months ended June 30, 2026 from $49.3 million for the three months ended June 30, 2025. This was partially offset by an increase in average cost of 13 basis points, or 3.1%, primarily due to maturities and paydowns of advances with lower rates than the weighted average cost of all FHLB borrowings.

Net Interest Income. Net interest income increased $506,000, or 15.9%, to $3.7 million for the three months ended June 30, 2026 from $3.2 million for the three months ended June 30, 2025 due primarily to an increase in net interest margin of 60 basis points, or 19.2%, to 3.69% for the three months ended June 30, 2026 from 3.09% for the three months ended June 30, 2025. The increase in net interest margin is due primarily to higher loan volume and yield, a decrease in average interest bearing deposit balances and rates paid on these accounts, and a decrease in FHLB advances. The increase in net interest margin was partially offset by a decrease in net interest earning assets of $1.5 million, or 2.1%, to $68.4 million for the three months ended June 30, 2026 from $69.9 million for the three months ended June 30, 2025.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses increased $146,000 to $104,000 for the three months ended June 30, 2026 from a reversal of $42,000 for the three months ended June 30, 2025, as a result of increased loan production and corresponding increase in loan balances in the 2nd quarter of 2026. The allowance for credit losses was 1.13% of total loans at June 30, 2026.

Noninterest Income. Noninterest income increased $152,000, or 26.3%, to $731,000 for the three months ended June 30, 2026 from $579,000 for the three months ended June 30, 2025. This was due primarily to $172,000 in rental income on a multifamily property foreclosed on in the 3rd quarter of 2025. The foreclosed property is currently held in other real estate owned. It is over 90% occupied and is currently being marketed for sale.

Noninterest Expense. Noninterest expense increased $187,000, or 6.3%, to $3.2 million for the three months ended June 30, 2026 from $3.0 million for the same period in 2025. This was due to an increase in salaries and employee benefits of $71,000, or 4.5% to $1.6 million for the three months ended June 30, 2026 as a result of annual salary increases and related payroll taxes, as well as the accelerated vesting of stock option expense recorded in the 2nd quarter 2026. Data Processing expense increased $49,000, or 20.1%, from $244,000 for the three months ended June 30, 2025, to $293,000 for the three months ended June 30, 2026, due primarily to an increase in fees paid to our bank core processor. Occupancy and equipment expenses increased $41,000, or 15.4%, from $266,000 for the three months ended June 30, 2025 to $307,000 for the three months ended June 30, 2026 due primarily to higher property taxes due to normal increases and higher values, higher depreciation expense, and expenses related to the lease of new administrative offices.

Income Tax Expense. Income tax expense increased $33,000, or 22.9%, to $177,000 for the three months ended June 30, 2026, from $144,000 for the three months ended June 30, 2025. Net income before taxes increased $325,000, or 39.5%, from $822,000 for the three months ended June 30, 2025, to $1.1 million for the three months ended June 30, 2026 and the effective tax rate was 15.43% and 17.52% for the three months ended June 30, 2026 and 2025, respectively. The decrease in effective tax rate was primarily due to tax-exempt income increasing at a faster rate than taxable income.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are only included in the computation of average balances. Average yields for loans include loan fees of $438,000 and $240,000 for the six months ended June 30, 2026 and 2025, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Six Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$306,695	$9,578	6.25%	$299,848	$8,671	5.78%
Allowance for credit losses	(3,451)			(3,262)
Securities	77,473	1,518	3.92%	95,799	2,020	4.22%
Restricted stock	2,792	65	4.66%	3,146	94	5.98%
Interest-bearing deposits in banks	7,132	130	3.65%	9,753	216	4.43%
Federal funds sold	5,719	103	3.60%	5,339	117	4.38%
Financial derivative	—	—		37	(10)
Total interest-earning assets	396,360	11,394	5.75%	410,660	11,108	5.41%
Noninterest-earning assets	37,969			29,015
Total assets	$434,329			$439,675

Interest-bearing liabilities:
Interest-bearing demand deposits	$60,283	164	0.54%	$68,385	210	0.61%
Regular savings and other deposits	41,550	58	0.28%	43,312	84	0.39%
Money market deposits	47,640	574	2.41%	46,508	631	2.71%
Certificates of deposit	135,114	2,529	3.74%	133,983	2,671	3.99%
Total interest-bearing deposits	284,587	3,325	2.34%	292,188	3,596	2.46%
Advances from the Federal Home Loan Bank	44,900	954	4.25%	49,511	1,004	4.06%
Other liabilities	153	4	5.23%	278	6	4.32%
Total interest-bearing liabilities	329,640	4,283	2.60%	341,977	4,606	2.69%
Noninterest-bearing demand deposits	51,420			49,364
Other noninterest-bearing liabilities	4,175			3,771
Total liabilities	385,235			395,112
Total shareholders' equity	49,094			44,563
Total liabilities and shareholders' equity	$434,329			$439,675
Net interest income		$7,111			$6,502
Net interest rate spread (1)			3.15%			2.72%
Net interest-earning assets (2)	$66,720			$68,683
Net interest margin (3)			3.59%			3.17%
Average interest-earning assets to interest-bearing liabilities			120.24%			120.08%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Six Months ended June 30, 2026 and June 30, 2025

Net Income. Net income was $1.8 million for the six months ended June 30, 2026, compared to $1.3 million for the six months ended June 30, 2025, an increase of $485,000, or 36.7%. This increase was due primarily to an increase of $609,000, or 9.4%, in net interest income to $7.1 million for the six months ended June 30, 2026, from $6.5 million for the six months ended June 30, 2025. Noninterest income increased $388,000, or 37.3%, to $1.4 million for the six months ended June 30, 2026 from $1.0 million for the six months ended June 30, 2025. This was partially offset by increases of $427,000 in noninterest expense, $39,000 in the provision for loan and lease losses, and $46,000 in income tax expense.

Interest Income. Interest income increased $286,000, or 2.6%, to $11.4 million for the six months ended June 30, 2026, from $11.1 million for the six months ended June 30, 2025. This was primarily the result of increased interest income on loans due to an increase in average loan balances and increased yields. This was partially offset by decreases in interest income on securities and interest bearing deposits in banks due to a decrease in the average balances and decreased yields. Average interest earning assets decreased $14.3 million, or 3.5%, from $410.7 million for the six months ended June 30, 2025, to $396.4 million for the six months ended June 30, 2026 primarily due to a decrease in average securities of $18.3 million, a decrease in average interest-bearing deposits in banks of $2.7 million, and partially offset by an increase in average loans of $6.9 million. The yield on average interest earning assets increased 34 basis points, or 6.3%, from 5.41% for the six months ended June 30, 2025 to 5.75% for the six months ended June 30, 2026.

Interest income on loans increased $907,000, or 10.5%, to $9.6 million for the six months ended June 30, 2026 from $8.7 million for the six months ended June 30, 2025. This increase resulted primarily from an increase in average loans of $6.9 million, or 2.3%, from $299.8 million for the six months ended June 30, 2025 to $306.7 million for the six months ended June 30, 2026 and an increase in average loan yield of 47 basis points, or 8.1%, to 6.25% for the six months ended June 30, 2026 from 5.78% for the six months ended June 30, 2025. Additionally, in the second quarter of 2025, a reversal of $217,000 in loan interest income was recorded due to two loan relationships totaling $9 million that were placed on nonaccrual status. The increase in loan volume and yield was due to continued efforts to increase the commercial loan portfolio.

Interest income on securities decreased $502,000, or 24.9%, from $2.0 million for the six months ended June 30, 2025 to $1.5 million for the six months ended June 30, 2026. This decrease resulted from a decrease in the average balance of securities of $18.3 million, or 19.1%, from $95.8 million for the six months ended June 30, 2025 to $77.5 million for the six months ended June 30, 2026, and a decrease of 30 basis points, or 7.1%, in average yield from 4.22% for the six months ended June 30, 2025 to 3.92% for the six months ended June 30, 2026. The yield decrease is due to principal paydowns of higher yielding securities with shorter average lives.

Interest income on restricted investments, which includes primarily Federal Home Loan Bank (FHLB) and TIB Bank stock dividends, decreased $29,000, or 30.9%, from $94,000 for the six months ended June 30, 2025 to $65,000 for the six months ended June 30, 2026. This decrease resulted from a decrease in the average balance of restricted investments of $354,000, or 11.3%, from $3.1 million for the six months ended June 30, 2025 to $2.8 million for the six months ended June 30, 2026, and also from a decrease in the average yield of these investments of 132 basis points, or 22.1%, from 5.98% for the six months ended June 30, 2025 to 4.66% for the six months ended June 30, 2026 due primarily to a reduction in the dividend rate paid by FHLB.

Interest income on interest bearing deposits in banks decreased $86,000, or 39.8%, from $216,000 for the six months ended June 30, 2025 to $130,000 for the six months ended June 30, 2026. This decrease resulted primarily from a decrease in average interest-bearing deposits of $2.7 million, or 27.6%, from $9.8 million for the six months ended June 30, 2025 to $7.1 million for the six months ended June 30, 2026 and a decrease in average yield of 78 basis points, or 17.7%, from 4.43% for the six months ended June 30, 2025 to 3.65% for the six months ended June 30, 2026. Interest income on Federal funds sold decreased $14,000, or 12.0%, from $117,000 for the six months ended June 30, 2025 to $103,000 for the six months ended June 30, 2026. This decrease is due to a decrease in the average yield of 78 basis points, or 17.8%, from 4.38% for the six months ended June 30, 2025 to 3.60% for the six months ended June 30, 2026. This was partially offset by an increase in average Federal funds sold balances of $380,000, or 7.1%, from $5.3 million for the six months ended June 30, 2025 to $5.7 million for the six months ended June 30, 2026. The decrease in yields on deposits in banks and fed funds is reflective of the decrease in fed funds rates.

Interest Expense. Total interest expense decreased $323,000, or 7.0%, to $4.3 million for the six months ended June 30, 2026 from $4.6 million for the six months ended June 30, 2025 primarily due to a decrease in average interest-bearing liabilities of $12.4 million, or 3.6%, to $329.6 million for the six months ended June 30, 2026 from $342.0 million for the six months ended June 30, 2025 and a decrease in the average cost of interest-bearing liabilities of nine basis points, or 3.3%, from 2.69% for the six months ended June 30, 2025 to 2.60% for the six months ended June 30, 2026, primarily due to decreases average balances of interest-bearing deposits and FHLB advances and a decrease in the average cost of interest bearing deposits.

Interest expense on interest-bearing deposit accounts decreased $271,000, or 7.5%, to $3.3 million for the six months ended June 30, 2026 from $3.6 million for the six months ended June 20, 2025, due to a decrease in average interest-bearing deposits of $7.6 million, or 2.6%, from $292.2 million for the six months ended June 30, 2025 to $284.6 million for the six months ended June 30, 2026, and a decrease in the average interest-bearing deposit cost of 12 basis points, or 5.1%, from 2.46% for the six months ended June 30, 2025 to 2.34% for the six months ended June 30, 2026.

Interest expense on Federal Home Loan Bank advances decreased $50,000, or 5.0%, to $954,000 for the six months ended June 30, 2026 from $1.0 million for the six months ended June 30, 2025. This decrease was due primarily to the decrease in the average balance of Federal Home Loan Bank advances of $4.6 million, or 9.3%, to $44.9 million for the six months ended June 30, 2026 from $49.5 million for the six months ended June 30, 2025. This was partially offset by an increase in the average cost on advances of 19 basis points, or 4.8%, from 4.06% for the six months ended June 30, 2025 to 4.25% for the six months ended June 30, 2026 due to the maturity of advances with rates significantly lower than the weighted average cost of all FHLB borrowings.

Net Interest Income. Net interest income increased $609,000, or 9.4%, to $7.1 million for the six months ended June 30, 2026 from $6.5 million for the six months ended June 30, 2025 due primarily to an increase in net interest margin of 42 basis points, or 13.3%, to 3.59% for the six months ended June 30, 2026 from 3.17% for the six months ended June 30, 2025 and partially offset by a decrease in average net interest-earning assets of $2.0 million, or 2.9%, to $66.7 million at June 30, 2026 from $68.7 million at June 30, 2025. The increase in net interest margin was primarily due to changes in balance sheet composition, with a reallocation of funds from lower yielding securities to higher yielding loans, and a more disciplined approach to loan and deposit pricing. The average yield on interest-earning assets increased by 34 basis points, or 6.3%, and the average cost on interest bearing liabilities decreased by nine basis points, or 3.3%.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses increased $39,000, or 54.9%, to $110,000 for the six months ended June 30, 2026 from $71,000 for the six months ended June 30, 2025, primarily due to increased loan production and an overall increase in loan balances, as well as an increase in classified loans. Average loans and leases increased $6.9 million, or 2.3%, from $299.8 million for the six months ended June 30, 2025 to $306.7 million for the six months ended June 30, 2026, which increased the required provision. The allowance for credit losses was 1.13% of total loans at June 30, 2026.

Noninterest Income. Noninterest income increased $388,000, or 37.3%, to $1.4 million for the six months ended June 30, 2026 from $1.0 million for the six months ended June 30, 2025. This was due primarily to $340,000 in rental income on a multifamily property foreclosed on in the 3rd quarter of 2025, as well as a $57,000 referral fee earned in connection with the payoff and transfer of an existing multifamily loan to capital markets. The foreclosed property is currently held in other real estate owned. It is over 90% occupied and is currently being marketed for sale.

Noninterest Expense. Noninterest expense increased $427,000, or 7.2%, to $6.3 million for the six months ended June 30, 2026 from $5.9 million for the six months ended June 30, 2025 primarily due to increases in technology expense, data processing, occupancy and equipment expenses, salaries and employee benefits, and other expenses.

Technology expense increased $98,000, or 73.7%, to $231,000 for the six months ended June 30, 2026 from $133,000 for the six months ended June 30, 2025 due primarily to expense related to the implementation of an online loan origination and account opening platform, as well as implementation of deposit taking ATMs. Data processing expense increased $92,000, or 19.2%, from $478,000 for the six months ended June 30, 2025 to $570,000 for the six months ended June 30, 2026 due to an increase in fees paid to our bank core processor, which included costs associated with upgrades to operations software. Occupancy and equipment expense increased $82,000, or 16.0%, from $513,000 for the six months ended June 30, 2025 to $595,000 for the six months ended June 30, 2026 due primarily to higher property taxes due to higher property valuation, higher depreciation expense, and expenses related to the lease of new administrative offices. Salaries and employee benefits increased $60,000, or 1.9%, to $3.3 million for the six months ended June 30, 2026 from $3.2 million for the six months ended June 30, 2025 due primarily to annual salary increases and related payroll taxes, and partially offset by a decrease in stock compensation due to the forfeiture of stock options and awards. Other expenses increased $120,000, or 9.4%, from $1.3 million for the six months ended June 30, 2025 to $1.4 million for the six months ended June 30, 2026 which was the result of $207,000 in expense related to the foreclosed multifamily property noted previously, including utilities, maintenance, insurance, legal fees and real estate taxes, and partially offset by decreases in training and marketing expense.

Income Tax Expense. Income tax expense increased $46,000, or 18.4%, to $296,000 for the six months ended June 30, 2026 from $250,000 for the six months ended June 30, 2025, due to the increase in income before taxes of $531,000 from $1.6 million for the six months ended June 30, 2025 to $2.1 million for the six months ended June 30, 2026. The effective tax rate was 14.08% and 15.91% for the six months ended June 30, 2026 and 2025, respectively. The decrease in the effective tax rate was primarily due to nontaxable income increasing at a faster rate than taxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. The Federal Reserve Bank of Boston provides the Bank with a federal funds line of credit and we are able to borrow from the Federal Home Loan Bank of Dallas. At June 30, 2026, we had outstanding advances of $46.5 million from the Federal Home Loan Bank of Dallas. At June 30, 2026, we had unused borrowing capacity of $103.8 million with the Federal Home Loan Bank of Dallas. In addition, at June 30, 2026, we had two unused unsecured lines of credit totaling $8.0 million with correspondent banks.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flow for the six months ended June 30, 2026 and 2025 included as part of the consolidated financial statements included in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Broadstreet Bank, and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Broadstreet Bank. The amount of dividends that Broadstreet Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. Broadstreet Bank paid $1.0 million in dividends to Texas Community Bancshares, Inc. in the first quarter of 2026. At June 30, 2026, Texas Community Bancshares, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $3.8 million.

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

We monitor our large depositors and have discussions with them on how to maximize FDIC coverage to the fullest legal extent, which is limited to coverage of $250,000 per insured depositor. At June 30, 2026, there were 193 accounts with balances in excess of the $250,000 FDIC insurance limit totaling $97.2 million, or 28.6% of deposits. The amount that was over $250,000 was $48.9 million, or 14.4%, that was potentially uninsured, including certificates of deposit of $13.5 million and $35.4 million in checking, MMDA and savings accounts.

At June 30, 2026, the weighted average life (WAL) of our securities portfolio is 4.5 years. The gross unrealized losses on the AFS securities was $4.0 million, or 6.3% of the $63.1 million AFS portfolio and 6.8% of capital. Unrealized losses on the HTM securities were $1.6 million, or 9.5% of the $16.7 million HTM portfolio and 2.7% of capital. The total gross unrealized losses are $5.6 million, or 7.0% of the $79.8 million securities portfolio and 9.6% of capital, which includes $29.9 million, or 37.4%, that are agency issued and guaranteed by the U.S. government. These losses are the result of market interest rate increases and we continue to monitor the portfolio for credit and other risks.

The net unrealized loss on AFS securities, and the corresponding other comprehensive loss, was $3.2 million, or 5.5% of capital. Over the next 24 months from June 30, 2026, we expect to receive $37.0 million in cash flow from the securities portfolio with $14.8 million in 2026, $17.6 million in 2027 and $4.6 million in 2028. We should receive $25.3 million of that over the next 12 months. See the Securities section of the management discussion and analysis for more information.

At June 30, 2026, our allowance for credit losses to loans and leases held for investment was 1.13%. At June 30, 2026, we had $9.1 million remaining in other real estate owned, which includes a residential development property in Dallas, Texas, with a carrying value of $1.3 million, a commercial development property in North Richland Hills, Texas, with a carrying value of $2.1 million, and a multi-family property in our primary service area with a carrying value of $5.7 million. We are actively marketing all three properties. We monitor credit quality in the loan portfolio on an ongoing basis and maintain strong underwriting standards and asset management procedures. Our overall asset quality remains strong. The Company continues to monitor rates and loan demand weekly and aligns pricing accordingly. Housing supply and demand are monitored for indicators of a significant change in the local housing markets. We are increasing our lending in CRE, other commercial lending and loans to municipalities to more strategically balance our loan portfolio. At June 30, 2026, there was $6.0 million in past due commercial real estate loans related to two relationships. The past due status on one loan was related to maturity status and has since been renewed and the underlying property for the second loan is under contract for sale and we expect full repayment.

The following are the various liquidity sources we had available at June 30, 2026 that we could use as needed:

●	FHLB borrowing capacity of $103.8 million
●	$8 million in unused credit lines with 2 correspondent banks
●	Federal Reserve discount window
●	Qwickrate CD Program – listed deposits
●	Brokered deposits
●	The ability to sell securities
●	The ability to sell a group of loans in the secondary market on an as needed basis
●	The ability to sell a portion of BOLI assets

At June 30, 2026, Broadstreet Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category.

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

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by up to 400 basis points in 100 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth the calculation of the estimated changes in our monthly net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented are within policy guidelines established by the Company’s Board of Directors.

At June 30, 2026
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$16,459	11.78%
300	16,125	9.51%
200	15,735	6.86%
100	15,253	3.59%
Level	14,724	—
(100)	14,262	(3.14)%
(200)	14,195	(3.60)%
(300)	14,070	(4.45)%
(400)	14,213	(3.47)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 6.86% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 3.60% decrease in net interest income.

Net Economic Value. We also compute amounts by which the net present value of our assets and liabilities (net economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability, and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by up to 400 basis points in 100 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The table below sets forth the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented are within policy guidelines established by the Company’s Board of Directors.

At June 30, 2026
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$61,759	$(4,501)	(6.79)%	15.23%	39
300	63,516	(2,744)	(4.14)%	15.31%	47
200	65,009	(1,251)	(1.89)%	15.30%	46
100	66,025	(235)	(0.35)%	15.16%	32
Level	66,260	—	—%	14.84%	—
(100)	65,444	(815)	(1.23)%	14.30%	(54)
(200)	62,875	(3,385)	(5.11)%	13.40%	(144)
(300)	57,885	(8,375)	(12.64)%	12.03%	(281)
(400)	49,352	(16,907)	(25.52)%	10.02%	(482)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 1.89% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 5.11% decrease in EVE.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” in Item 2 above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

During the quarter ended June 30, 2026, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been named as a defendant in a legal action arising from the conduct of its normal business and employment activities. Management believes that the legal action against the Company is without merit and intends to defend against it. Any liability that could arise with respect to this action is not reasonably estimable as of June 30, 2026, and, in the opinion of the Company, any such liability will not have a material adverse effect on the Company’s consolidated financial statements.

Item 1A.  Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On May 16, 2023, the Company announced a program to repurchase up to 164,842 shares of the Company’s outstanding common stock, or approximately 5% of the shares then outstanding. On November 9, 2023, after completing the purchase of 164,842 shares, the Company announced a second repurchase program of 161,316 shares, or approximately 5% of the shares then outstanding, which was completed on April 14, 2025. On February 27, 2025, the Company announced a third repurchase program of 153,083 shares of the Company’s outstanding common stock, or approximately 5% of the shares then outstanding. On December 16, 2025, after completing the purchase of 153,083 shares, the Company announced a fourth repurchase program of 144,364 shares, or approximately 5% of the shares then outstanding. The program has no stated expiration date. As of June 30, 2026, the Company had repurchased 492,741 shares under the plans.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plans
April 1, 2026 - April 30, 2026	-	-	-	144,364
May 1, 2026 - May 31, 2026	8,500	16.89	8,500	135,864
June 1, 2026 - June 30, 2026	5,000	16.95	5,000	130,864
Total	13,500	$16.91	13,500

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

TEXAS COMMUNITY BANCSHARES, INC.

Date: August 11, 2026	/s/ Jason Sobel
Jason Sobel
President and Chief Executive Officer

Date: August 11, 2026	/s/ Jason McCrary
Jason McCrary, CPA
Chief Financial Officer