Form 10-Q
period 2026-09-30
Texas Community Bancshares, Inc.
filed 2026-11-10
CIK 1849466

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

There were 2,867,227 shares, par value $0.01 per share, of the Registrant’s common stock outstanding as of November 9, 2026.

Texas Community Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

September 30, 2026 and December 31, 2025

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Cash and due from banks	$5,884	$3,876
Federal funds sold	3,471	2,574
Cash and cash equivalents	9,355	6,450
Interest bearing deposits in banks	15,602	5,509
Securities available for sale	59,108	59,893
Securities held to maturity, net of allowance for credit losses of $0 (fair values of $13,987 at September 30, 2026 and $16,744 at December 31, 2025)	15,977	18,283
Loans receivable, net of allowance for credit losses of $3,536 at September 30, 2026 and $3,440 at December 31, 2025	307,303	301,986
Net investment in direct financing leases	994	1,219
Accrued interest receivable	1,674	1,888
Premises and equipment, net	14,313	11,459
Bank-owned life insurance	6,674	6,544
Other real estate owned	8,681	9,271
Restricted investments carried at cost	1,710	2,773
Deferred income taxes	1,884	1,814
Other assets	3,171	2,753
	$446,446	$429,842
Liabilities and Shareholders' Equity
Liabilities
Noninterest bearing	$52,480	$45,871
Interest bearing	306,474	282,033
Total deposits	358,954	327,904
Advances from Federal Home Loan Bank (FHLB)	29,360	45,669
Accrued expenses and other liabilities	3,406	2,512
Total liabilities	391,720	376,085
Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 19,000,000 shares authorized, 3,365,468 issued and 2,872,727 outstanding at September 30, 2026 and 3,366,516 issued and 2,887,275 outstanding at December 31, 2025	34	34
Additional paid in capital	33,591	33,198
Retained earnings	34,261	32,412
Accumulated other comprehensive loss	(4,180)	(3,063)
Unearned Employee Stock Ownership Program (ESOP) shares, at cost	(1,783)	(1,884)
Treasury stock, at cost (492,741 shares at September 30, 2026 and 479,241 shares at December 31, 2025)	(7,197)	(6,940)
Total shareholders' equity	54,726	53,757
	$446,446	$429,842

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Interest Income
Loans, including fees	$5,026	$4,334	$14,604	$13,005
Debt securities
Taxable	689	1,055	2,136	2,984
Non taxable	36	45	107	136
Dividends on restricted investments	31	35	96	129
Federal funds sold	41	49	144	166
Deposits with banks	141	46	271	262
Financial derivative	—	—	—	(10)
Total interest income	5,964	5,564	17,358	16,672
Interest Expense
Deposits	1,871	1,781	5,196	5,377
Advances from FHLB	366	504	1,320	1,508
Other	1	2	5	8
Total interest expense	2,238	2,287	6,521	6,893
Net Interest Income	3,726	3,277	10,837	9,779
Provision (Credit) for Credit Losses - loans	(4)	487	147	513
Provision (Credit) for Credit Losses - off-balance sheet credit exposures	40	—	(1)	45
Provision (Credit) for Credit Losses	36	487	146	558
Net Interest Income After Provision (Credit) for Credit Losses	3,690	2,790	10,691	9,221
Noninterest Income
Service charges on deposit accounts	189	188	552	531
Other service charges and fees	284	293	891	879
Net loss on sale of other real estate owned	—	(17)	(25)	(19)
Fair value adjustments to other real estate owned	(422)	547	(422)	495
Net appreciation on bank-owned life insurance	46	42	130	125
(Loss) Gain on other investment	(4)	—	(4)	73
Other income	180	74	580	84
Total noninterest income	273	1,127	1,702	2,168
Noninterest Expenses
Salaries and employee benefits	1,659	1,573	4,954	4,807
Occupancy and equipment expense	334	304	929	817
Data processing	293	270	863	748
Technology expense	96	104	328	237
Contract services	192	92	380	261
Director fees	42	54	146	198
Other expense	779	754	2,123	1,984
Total noninterest expense	3,395	3,151	9,723	9,052
Income Before Income Taxes	568	766	2,670	2,337
Income Tax Expense	37	86	333	336
Net Income	$531	$680	$2,337	$2,001
Earnings per share - basic	$0.20	$0.25	$0.88	$0.71
Earnings per share - diluted	$0.19	$0.24	$0.86	$0.69
Weighted-average shares outstanding - basic	2,649,815	2,769,294	2,648,788	2,820,313
Weighted-average shares outstanding - diluted	2,724,780	2,865,622	2,711,028	2,913,865

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Income	$531	$680	$2,337	$2,001

Other items of comprehensive income (loss)
Debt Securities
Net changes in fair value of available for sale securities, before tax	(1,301)	1,142	(1,414)	2,330
Net changes in fair value of available for sale securities hedged, before tax	—	—	—	(417)
Total other items of comprehensive income (loss), before tax	(1,301)	1,142	(1,414)	1,913

Income tax (expense) benefit related to other items of comprehensive (loss) income	273	(239)	297	(402)
Total other items of comprehensive income (loss), after tax	(1,028)	903	(1,117)	1,511

Comprehensive Income (Loss)	$(497)	$1,583	$1,220	$3,512

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
Three Months Ended September 30, 2026 and 2025	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Stock	Equity
Balance at July 1, 2026	$—	$34	$33,441	$33,902	$(3,152)	$(1,817)	$(7,197)	$55,211
Net income	—	—	—	531	—	—	—	531
Stock based compensation expense	—	—	127	—	—	—	—	127
Other comprehensive loss, net of tax	—	—	—	—	(1,028)	—	—	(1,028)
Cash dividends declared ($0.06 per share)	—	—	—	(172)	—	—	—	(172)
ESOP shares committed to be released, 3,351 shares	—	—	23	—	—	34	—	57
Balance at September 30, 2026	$—	$34	$33,591	$34,261	$(4,180)	$(1,783)	$(7,197)	$54,726

Balance at July 1, 2025	$—	$34	$32,839	$31,242	$(4,158)	$(1,970)	$(5,118)	$52,869
Net income	—	—	—	680	—	—	—	680
Stock based compensation expense	—	—	151	—	—	—	—	151
Other comprehensive income, net of tax	—	—	—	—	903	—	—	903
Cash dividends declared ($0.04 per share)	—	—	—	(118)	—	—	—	(118)
ESOP shares committed to be released, 3,453 shares	—	—	20	—	—	36	—	56
Treasury stock purchased, 62,000 shares	—	—	—	—	—	—	(1,006)	(1,006)
Balance at September 30, 2025	$—	$34	$33,010	$31,804	$(3,255)	$(1,934)	$(6,124)	$53,535

					Accumulated
			Additional		Other	Unearned		Total
	Preferred	Common	Paid In	Retained	Comprehensive	ESOP	Treasury	Shareholders'
Nine Months Ended September 30, 2026 and 2025	Stock	Stock	Capital	Earnings	Income (Loss)	Shares	Stock	Equity
Balance at January 1, 2026	$—	$34	$33,198	$32,412	$(3,063)	$(1,884)	$(6,940)	$53,757
Net income	—	—	—	2,337	—	—	—	2,337
Stock based compensation expense	—	—	323	—	—	—	—	323
Other comprehensive loss, net of tax	—	—	—	—	(1,117)	—	—	(1,117)
Cash dividends declared ($0.17 per share)	—	—	—	(488)	—	—	—	(488)
ESOP shares committed to be released, 10,051 shares	—	—	70	—	—	101	—	171
Treasury stock purchased, 13,500 shares	—	—	—	—	—	—	(257)	(257)
Balance at September 30, 2026	$—	$34	$33,591	$34,261	$(4,180)	$(1,783)	$(7,197)	$54,726

Balance at January 1, 2025	$—	$34	$32,493	$30,163	$(4,766)	$(2,039)	$(3,777)	$52,108
Net income	—	—	—	2,001	—	—	—	2,001
Stock based compensation expense	—	—	456	—	—	—	—	456
Other comprehensive income, net of tax	—	—	—	—	1,511	—	—	1,511
Cash dividends declared ($0.12 per share)	—	—	—	(360)	—	—	—	(360)
ESOP shares committed to be released, 10,358 shares	—	—	61	—	—	105	—	166
Treasury stock purchased, 146,500 shares	—	—	—	—	—	—	(2,347)	(2,347)
Balance at September 30, 2025	$—	$34	$33,010	$31,804	$(3,255)	$(1,934)	$(6,124)	$53,535

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	September 30,
	2026	2025
Operating Activities
Net income	$2,337	$2,001
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses - loans	147	513
(Credit) Provision for credit losses - off-balance sheet credit exposures	(1)	45
Net amortization (accretion) of securities	99	(99)
Depreciation and amortization	378	442
Net unrealized gain on discontinued financial derivative	—	463
Stock dividends on restricted investments	(88)	(122)
Appreciation on bank-owned life insurance	(130)	(125)
ESOP compensation expense for allocated shares	171	166
Loss on sale other real estate owned	25	19
Fair value adjustment on other real estate owned	422	(495)
Stock-based compensation	323	456
Deferred income tax expense	227	274
Loss on fair value adjustment of fair value hedges	—	10
Net change in
Accrued interest receivable	214	314
Other assets	(408)	(158)
Accrued expenses and other liabilities	1,179	(2,639)
Net Cash from Operating Activities	4,895	1,065
Investing Activities
Net change in interest bearing deposits in banks	(10,093)	8,423
Activity in available for sale securities
Purchases	(8,472)	(21,186)
Maturities, prepayments and calls	7,797	12,513
Activity in held to maturity securities
Maturities, prepayments and calls	2,253	2,953
Redemptions of restricted investments	1,151	1,096
Purchases of other investment	(294)	(146)
Loan originations and principal collections, net	(5,343)	(726)
Net decrease in net investment in direct financing leases	225	64
Proceeds from sales of other real estate owned	22	568
Additions of premises and equipment	(3,232)	(252)
Net Cash (used for) from Investing Activities	(15,986)	3,307
Financing Activities
Net change in deposits	31,050	(1,666)
Advances from FHLB and other borrowings	13,000	3,052
Payments on FHLB and other borrowings	(29,309)	(4,158)
Cash dividends declared and paid	(488)	(360)
Purchases of treasury stock	(257)	(2,347)
Net Cash from (used for) Financing Activities	13,996	(5,479)
Net Change in Cash and Cash Equivalents	2,905	(1,107)
Cash and Cash Equivalents at Beginning of Period	6,450	13,290
Cash and Cash Equivalents at End of Period	$9,355	$12,183

See Notes to Consolidated Financial Statements

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

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

Policies and practices which materially affect the determination of financial position, results of operations and cash flows are summarized as follows:

Interim Financial Statements

The interim unaudited consolidated financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be achieved for the year ending December 31, 2026, or any other period. Certain prior period data presented in the consolidated financial statements has been reclassified to conform with the current period presentation. The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited consolidated financial statements, and notes, contained in the Company’s Form 10-K for the year ended December 31, 2025. Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2025.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include the Bank and its wholly-owned subsidiary, Mineola Financial Service Corporation, which is inactive. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and value of properties held in other real estate owned.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Income	$531	$680	$2,337	$2,001

Weighted average shares outstanding for basic earnings per share:
Average shares outstanding	2,831,423	2,966,167	2,833,721	3,020,671
Less: average unearned ESOP shares	(181,608)	(196,873)	(184,933)	(200,358)
Weighted average shares outstanding for basic earnings per share	2,649,815	2,769,294	2,648,788	2,820,313

Additional dilutive shares	74,965	96,328	62,240	93,552

Weighted average shares outstanding for dilutive earnings per share	2,724,780	2,865,622	2,711,028	2,913,865

Basic earnings per share	$0.20	$0.25	$0.88	$0.71

Dilutive earnings per share	$0.19	$0.24	$0.86	$0.69

There were no antidilutive restricted awards for the three and nine months ended September 30, 2026. Nonvested restricted stock awards for 14,332 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2025, because they were antidilutive. There were no antidilutive restricted stock awards for the three months ended September 30, 2025. There were no antidilutive stock options for the three and nine months ended September 30, 2026. Stock options for 48,859 shares of common stock have vested, however, were not considered in computing diluted earnings per share for nine months ended September 30, 2025, because they were antidilutive. There were no antidilutive stock options for the three months ended September 30, 2025.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

Note 3 -    Debt Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	September 30, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$9,185	$—	$(1,014)	$8,171
Collateralized mortgage obligations	34,981	—	(1,922)	33,059
State and municipal	9,702	—	(1,631)	8,071
Corporate bonds	10,533	86	(812)	9,807
Total securities available for sale	$64,401	$86	$(5,379)	$59,108

Held to Maturity
Debt Securities:
Residential mortgage-backed	$14,064	$—	$(1,858)	$12,206
State and municipal	1,200	—	(135)	1,065
U.S. Government and agency	713	3	—	716
Total securities held to maturity	$15,977	$3	$(1,993)	$13,987

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
Debt Securities:
Residential mortgage-backed	$6,475	$—	$(679)	$5,796
Collateralized mortgage obligations	37,023	12	(1,293)	35,742
State and municipal	9,753	—	(1,010)	8,743
Corporate bonds	10,519	49	(956)	9,612
Total securities available for sale	$63,770	$61	$(3,938)	$59,893

Held to Maturity
Debt Securities:
Residential mortgage-backed	$16,112	$—	$(1,534)	$14,578
State and municipal	1,200	—	(6)	1,194
U.S. Government and agency	971	1	—	972
Total securities held to maturity	$18,283	$1	$(1,540)	$16,744

During the three and nine months ended September 30, 2026 and 2025, the Company had no sales of available for sale securities or held to maturity securities.

At September 30, 2026 and December 31, 2025, securities with a fair value of $14,558 and $14,815, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2026, follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year	$—	$—	$—	$—
Due from one to five years	1,146	1,021	135	125
Due in five to ten years	12,897	12,075	713	716
After ten years	6,192	4,782	1,065	940
Residential mortgage-backed	9,185	8,171	14,064	12,206
Collateralized mortgage obligations	34,981	33,059	—	—
Total	$64,401	$59,108	$15,977	$13,987

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2026
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (2, 70)	$3,302	$(160)	$17,075	$(2,712)
Collateralized mortgage obligations (9, 13)	13,448	(279)	19,611	(1,643)
State and municipal (1, 9)	940	(125)	8,196	(1,641)
Corporate bonds (4, 13)	2,624	(26)	5,714	(786)
Total	$20,314	$(590)	$50,596	$(6,782)

	December 31, 2025
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Category (number of securities)	Value	Losses	Value	Losses
Residential mortgage-backed (0, 77)	$—	$—	$20,374	$(2,213)
Collateralized mortgage obligations (2, 15)	2,538	(18)	24,891	(1,275)
State and municipal (1, 9)	1,065	—	8,872	(1,016)
Corporate bonds (4, 13)	2,871	(29)	5,572	(927)
Total	$6,474	$(47)	$59,709	$(5,431)

At September 30, 2026 and December 31, 2025, the Company had investment securities with approximately $6,782 and $5,431, respectively, in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the unrealized losses was primarily the change in market interest rates and not the issuers’ financial condition or downgrades by rating agencies. The Company has the ability and intent to hold such securities until maturity.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The Company monitors credit quality of debt securities held-to-maturity through the use of nationally recognized credit ratings. The Company monitors credit ratings on a continual basis. The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$14,064	$1,065	$713
Baa1	—	135	—
	$14,064	$1,200	$713

	December 31, 2025
	Residential mortgage-backed	State and municipal	U.S Government and agency
AAA	$16,112	$1,066	$971
Baa1	—	134	—
	$16,112	$1,200	$971

As of September 30, 2026 and December 31, 2025, there were no securities held to maturity on nonaccrual status or past due status.

Mortgage-backed Securities and Collateralized Mortgage Obligations

The unrealized losses on the Company’s investments in mortgage-backed securities and collateralized mortgage obligations were caused by market interest rate increases and changes in prepayment speeds and not credit quality. It is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments because the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity. The unrealized losses on the Company’s investment in mortgage-backed securities have not been recognized into income and no allowance for credit losses was established at September 30, 2026 or December 31, 2025.

U.S. Government and Agency Securities

The unrealized losses on the Company’s investments in U.S. government and agency securities have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be at maturity. The decline in fair value is primarily due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at September 30, 2026 and December 31, 2025.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

Municipal Securities and Corporate Bonds

The unrealized losses on the Company’s investments in state and municipal securities and corporate bonds have not been recognized into income and no allowance for credit losses was established because the bonds are of high credit quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, which may be at maturity. The decline in fair value is primarily due to increases in market interest rates and not credit quality deterioration and the fair value is expected to recover as the bonds approach maturity. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Therefore, an allowance for credit losses is deemed unnecessary at September 30, 2026 and December 31, 2025.

Note 4 -   Loans and Allowance for Credit Losses

A summary of the balances of loans and leases follows:

	September 30,	December 31,
	2026	2025
Real estate
Construction and land	$41,048	$48,372
Farmland	24,861	17,085
1-4 Residential and multi-family	151,425	151,326
Commercial Real Estate	65,940	61,526
Total real estate	283,274	278,309
Agriculture	31	33
Commercial	9,585	8,813
Municipalities	14,746	14,890
Consumer and other	4,197	4,600
Subtotal	311,833	306,645
Less: allowance for credit losses	(3,536)	(3,440)
Loans and leases, net	$308,297	$303,205

Direct financing leases of $994 and $1,219 are included in consumer and other loans at September 30, 2026 and December 31, 2025, respectively.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The following tables set forth information regarding the activity in the allowance for credit losses for the three and nine months ended September 30, 2026 and September 30, 2025:

	September 30, 2026
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Three months ended
Beginning balance, July 1, 2026	$543	$255	$1,415	$770	$1	$428	$97	$67	$3,576
Provision (credit) for credit losses	(15)	(12)	(19)	4	(1)	32	(2)	9	(4)
Loans charged-off	—	—	—	—	—	(29)	—	(10)	(39)
Recoveries	—	—	—	—	—	—	—	3	3
Balance, September 30, 2026	$528	$243	$1,396	$774	$—	$431	$95	$69	$3,536
Nine months ended
Balance, January 1, 2026	$591	$152	$1,399	$718	$1	$407	$102	$70	$3,440
Provision (credit) for credit losses	(63)	91	(3)	56	(1)	56	(7)	18	147
Loans charged-off	—	—	—	—	—	(32)	—	(29)	(61)
Recoveries	—	—	—	—	—	—	—	10	10
Balance, September 30, 2026	$528	$243	$1,396	$774	$—	$431	$95	$69	$3,536

	September 30, 2025
	Real Estate
Allowance for credit losses:	Construction and Land	Farmland	1-4 Residential & multi-family	Commercial real estate	Agriculture	Commercial	Municipalities	Consumer and other	Total
Three months ended
Beginning balance, July 1, 2025	$553	$77	$1,436	$638	$1	$356	$92	$74	$3,227
Provision for credit losses	483	5	(38)	17	(1)	11	1	9	487
Loans charged-off	(453)	—	—	—	—	—	—	(15)	(468)
Recoveries	—	—	—	—	—	—	—	1	1
Balance, September 30, 2025	$583	$82	$1,398	$655	$—	$367	$93	$69	$3,247
Nine months ended
Balance, January 1, 2025	$632	$74	$1,355	$605	$1	$375	$83	$97	$3,222
Provision for credit losses	404	8	46	50	(1)	(8)	10	4	513
Loans charged-off	(453)	—	(3)	—	—	—	—	(36)	(492)
Recoveries	—	—	—	—	—	—	—	4	4
Balance, September 30, 2025	$583	$82	$1,398	$655	$—	$367	$93	$69	$3,247

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing interest as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$—	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	1,422	—	—
Commercial real estate	34	—	—
Agriculture	—	—	—
Commercial	46	225	—
Municipalities	—	—	—
Consumer and other	3	—	—
Total	$1,505	$225	$—

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

	December 31, 2025
	Nonaccrual without Allowance	Nonaccrual with Allowance	Loans Past Due Over 90 Days Still Accruing
Real estate
Construction and land	$—	$—	$—
Farmland	—	—	—
1‑4 Residential & multi-family	968	—	—
Commercial real estate	42	—	—
Agriculture	—	—	—
Commercial	67	933	1
Municipalities	—	—	—
Consumer and other	4	—	—
Total	$1,081	$933	$1

The Company did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2026 or September 30, 2025.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
1-4 Residential & multi-family	$1,532	$—	$—
Commercial real estate	34	—	—
Commercial	—	211	60
Consumer and other	—	—	3
Total	$1,566	$211	$63

	December 31, 2025
	Real Estate	Accounts Receivable and Inventory	Other
Real estate
1-4 Residential & multi-family	$1,090	$—	$—
Commercial real estate	42	—	—
Commercial	—	247	753
Consumer and other	—	—	3
Total	$1,132	$247	$756

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The Company had $1,840 and $2,135 in collateral-dependent loans at September 30, 2026 and December 31, 2025, respectively.

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

Three and Nine months Ended September 30, 2026 and 2025

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes in methodology were made during the nine months ended September 30, 2026.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

Based on the most recent analysis performed, the risk category of loans by class of loans and gross chargeoffs as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
Construction and land
Risk rating
Pass	$14,481	$13,217	$9,372	$725	$1,021	$1,514	$40,330
Special mention	—	718	—	—	—	—	718
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$14,481	$13,935	$9,372	$725	$1,021	$1,514	$41,048
Farmland
Risk rating
Pass	$8,645	$8,335	$2,802	$2,196	$1,273	$1,400	$24,651
Special mention	—	—	—	—	210	—	210
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$8,645	$8,335	$2,802	$2,196	$1,483	$1,400	$24,861
1-4 Residential & multi-family
Risk rating
Pass	$11,627	$12,595	$8,922	$19,802	$15,041	$72,235	$140,222
Special mention	6,350	—	1,483	273	534	626	9,266
Substandard	—	87	—	671	—	1,179	1,937
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$17,977	$12,682	$10,405	$20,746	$15,575	$74,040	$151,425
Commercial real estate
Risk rating
Pass	$11,691	$14,872	$11,861	$12,102	$4,651	$10,360	$65,537
Special mention	—	—	—	—	—	369	369
Substandard	—	—	—	—	—	34	34
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$11,691	$14,872	$11,861	$12,102	$4,651	$10,763	$65,940
Agriculture
Risk rating
Pass	$15	$—	$—	$16	$—	$—	$31
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$15	$—	$—	$16	$—	$—	$31
Commercial
Risk rating
Pass	$2,230	$664	$1,675	$147	$146	$3,786	$8,648
Special mention	—	—	—	24	—	—	24
Substandard	—	—	60	—	—	853	913
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$2,230	$664	$1,735	$171	$146	$4,639	$9,585
Current period gross charge-offs	$—	$3	$—	$29	$—	$—	$32
Municipalities
Risk rating
Pass	$633	$5,794	$7,823	$496	$—	$—	$14,746
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$633	$5,794	$7,823	$496	$—	$—	$14,746

Consumer and other
Risk rating
Pass	$1,781	$845	$996	$125	$63	$357	$4,167
Special mention	—	24	1	—	—	—	25
Substandard	—	5	—	—	—	—	5
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$1,781	$874	$997	$125	$63	$357	$4,197
Current period gross charge-offs	$26	$3	$—	$—	$—	$—	$29

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

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

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loans. The following is an aging analysis for loans as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$—	$—	$—	$—	$41,048	$41,048
Farmland	—	—	—	—	24,861	24,861
1‑4 Residential & multi-family	894	—	671	1,565	149,860	151,425
Commercial real estate	4,980	—	—	4,980	60,960	65,940
Agriculture	—	—	—	—	31	31
Commercial	22	—	—	22	9,563	9,585
Municipalities	—	—	—	—	14,746	14,746
Consumer and other	4	1	—	5	4,192	4,197
Total	$5,900	$1	$671	$6,572	$305,261	$311,833

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans
Real estate
Construction and land	$—	$—	$—	$—	$48,372	$48,372
Farmland	—	—	—	—	17,085	17,085
1‑4 Residential & multi-family	113	49	—	162	151,164	151,326
Commercial real estate	—	—	—	—	61,526	61,526
Agriculture	—	—	—	—	33	33
Commercial	181	—	1	182	8,631	8,813
Municipalities	—	—	—	—	14,890	14,890
Consumer and other	22	3	—	25	4,575	4,600
Total	$316	$52	$1	$369	$306,276	$306,645

All interest accrued but not collected for loans that are placed on nonaccrual status or are charged‐off is reversed against interest income. The interest on these loans is accounted for on the cash‐basis or cost‐recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized for loans on nonaccrual status for the three and nine months ended September 30, 2026 and 2025.

During the three and nine months ended September 30, 2026 and 2025, there was no interest income recognized on collateral-dependent loans.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

During the three and nine months ended September 30, 2026, the Company modified one multi-family loan to a borrower experiencing financial difficulty. The amortized cost basis of the loan at the time of modification was $1,484, representing 0.98% of the amortized cost basis of the 1-4 residential and multi-family segment. The modification provided for six months of interest-only payments and reduced the contractual interest rate from 8.75% to 7.50%. The modification did not include principal or interest forgiveness, and the contractual maturity date remained unchanged.

At September 30, 2026, the loan was current , remained on accrual status, and was performing in accordance with its modified terms. The modification did not have a specific impact on the Company’s allowance for credit losses as of September 30, 2026.

During the three and nine months ended September 30, 2025, there were no modifications of loans to borrowers in financial difficulty.

There were no modifications to borrowers with financial difficulty in the three and nine months ended September 30, 2026 and 2025, that subsequently defaulted. The Company had no commitments to loan additional funds to borrowers whose loans have been modified but may on occasion extend financing to these borrowers.

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

At September 30, 2026 and December 31, 2025, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2026	December 31, 2025
Commitments to extend credit	$28,134	$35,666

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

The Bank is party to an agreement with the Federal Reserve Bank of Boston that provides the Bank with a federal funds line of credit in an amount tied to securities on deposit with that bank. The Bank pays no fees for this line of credit and has not drawn upon it. The Bank is party to agreements with its correspondent banks that provide the Bank with unsecured lines for up to $10,000 federal funds lines of credit to support overnight funding needs. The Bank pays no fees for these lines of credit and has not drawn upon them. One line renews annually and the other line is in effect until either party changes the terms of the agreement.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

At September 30, 2026, the Company had no commitments to purchase securities.

The Company has no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the consolidated financial statements.

Note 6 -   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Nine Months Ended
	September 30,
	2026	2025
Supplemental cash flow information:
Cash paid for
Interest on deposits	$5,210	$5,455
Interest on FHLB advances	1,377	1,505
Other interest	5	8
Income taxes	—	188
Non-cash activities
Loan originations to facilitate the sale of other real estate owned	120	—
Loans transferred to other real estate owned	—	8,883
Lease liabilities arising from obtaining right-of-use assets	—	290

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

The Bank has opted into the Community Bank Leverage Ratio (CBLR) framework, beginning with the Call Report filed for the first quarter of 2020. At September 30, 2026 and December 31, 2025, the Bank’s CBLR ratio was 12.05% and 11.74%, respectively, which exceeded all regulatory capital requirements under the CBLR framework, and the Bank was considered to be “well-capitalized.”

Under the CBLR framework, banks and their bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 8%, are eligible to opt into the CBLR framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 8% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable capital rules) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Accordingly, qualifying community banking organizations that exceed the 8% CBLR are considered to have met:

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

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

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

A description of the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in valuation techniques during either the three and nine months ended September 30, 2026 or the year ended December 31, 2025.

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

Collateral-dependent Loans – Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is expected substantially from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

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

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$8,171	$—	$8,171
Collateralized mortgage obligations	—	33,059	—	33,059
State and municipal	—	8,071	—	8,071
Corporate bonds	—	9,807	—	9,807
Total financial assets	$—	$59,108	$—	$59,108

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial assets
Available for sale securities
Residential mortgage-backed	$—	$5,796	$—	$5,796
Collateralized mortgage obligations	—	35,742	—	35,742
State and municipal	—	8,743	—	8,743
Corporate bonds	—	9,612	—	9,612
Total financial assets	$—	$59,893	$—	$59,893

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

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The following table summarizes financial and non-financial assets measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2026
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$—	$—
Nonfinancial assets
Other real estate owned	—	—	1,687	1,687
	$—	$—	$1,687	$1,687

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial assets
Collateral-dependent loans	$—	$—	$654	$654
Nonfinancial assets
Other real estate owned	—	—	9,271	9,271
	$—	$—	$9,925	$9,925

During the three and nine months ended September 30, 2026 and 2025, certain collateral-dependent loans were remeasured and reported at fair value through a specific allocation of the allowance for credit losses based upon the fair value of the underlying collateral. The fair value of collateral dependent loans is determined based on collateral valuations utilizing Level 3 valuation inputs. At September 30, 2026, collateral-dependent loans with a carrying value of $225 were reduced by specific valuation allowance allocations totaling $225 to a reported fair value of $0. At December 31, 2025, collateral dependent loans with a carrying value of $933 were reduced by specific valuation allowance allocations totaling $279 to a reported fair value of $654.

At September 30, 2026, the Company had other real estate owned consisting of one multi-family property acquired through foreclosure and two land development properties belonging to one customer that were transferred through deeds in lieu of foreclosure. The reported fair value includes a deduction for estimated costs to sell and all properties are currently listed for sale. During the nine months ended September 30, 2026, write-downs of $422 have been applied to other real estate owned based on current appraised value. At December 31, 2025, the Company had other real estate owned consisting of Bank-owned property that was purchased for future expansion, one multi-family property acquired through foreclosure and two land development properties belonging to one customer that were transferred through deeds in lieu of foreclosure.

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

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

Quantitative Information About Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Company’s Level 3 financial assets, the valuation techniques used to measure the fair value of those financial assets, the significant unobservable inputs and the ranges of values for those inputs:

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	September 30, 2026	Technique	Inputs	Values
Collateral-dependent loans	$—	Appraisal of collateral (1)	Appraisal adjustment	5-25%

Other real estate owned	$8,681	Appraisal of collateral (1)	Appraisal adjustment	5-25%

			Significant	Range of
	Fair Value at	Principal Valuation	Unobservable	Significant Input
Instrument	December 31, 2025	Technique	Inputs	Values
Collateral-dependent loans	$654	Appraisal of collateral (1)	Appraisal adjustment	5-25%

Other real estate owned	$9,271	Appraisal of collateral (1)	Appraisal adjustment	5-25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30, 2026
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$9,355	$—	$—	$9,355	$9,355
Interest bearing deposits in banks	15,602	—	—	15,602	15,602
Securities held to maturity	—	13,987	—	13,987	15,977
Loans, net	—	—	291,418	291,418	307,303
Net investment in direct financing leases	—	—	942	942	994
Accrued interest receivable	1,674	—	—	1,674	1,674
Restricted investments carried at cost	—	1,710	—	1,710	1,710
Mortgage servicing rights	—	—	192	192	192
Financial liabilities
Deposits	—	—	320,591	320,591	358,954
FHLB advances	—	—	29,267	29,267	29,360
Accrued interest payable	613	—	—	613	613

	December 31, 2025
	Level 1	Level 2	Level 3	Total	Total
	Inputs	Inputs	Inputs	Fair Value	Carrying Value
Financial assets
Cash and cash equivalents	$6,450	$—	$—	$6,450	$6,450
Interest bearing deposits in banks	5,509	—	—	5,509	5,509
Securities held to maturity	—	16,744	—	16,744	18,283
Loans, net	—	—	293,446	293,446	301,986
Net investment in direct financing leases	—	—	1,185	1,185	1,219
Accrued interest receivable	1,888	—	—	1,888	1,888
Restricted investments carried at cost	—	2,773	—	2,773	2,773
Mortgage servicing rights	—	—	210	210	210
Financial liabilities
Deposits	—	—	297,856	297,856	327,904
FHLB advances	—	—	46,478	46,478	45,669
Accrued interest payable	683	—	—	683	683

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

Three and Nine months Ended September 30, 2026 and 2025

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

Note 9 -   Employee Stock Ownership Plan

In connection with the mutual to stock conversion completed on July 14, 2021, the Company established an Employee Stock Ownership Plan for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase 260,621 shares (approximately 8.0% of the common stock issued in connection with the conversion). The loan is secured by the unallocated ESOP shares and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP on unallocated shares. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years.

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

Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $57 and $171 for the three and nine months ended September 30, 2026 and $56 and $166 for the three and nine months ended September 30, 2025.

Texas Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine months Ended September 30, 2026 and 2025

(Amounts in thousands, except share, per share data, and percentages)

A summary of the ESOP shares as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Shares allocated to participants	72,240	72,240
Shares committed to be released to participants	10,051	—
Shares distributed to terminated participants	(17,353)	(12,475)
Unreleased shares	178,330	188,381
Total	243,268	248,146
Fair value of unreleased shares	$3,083	$3,385

Note 10 - Subsequent Events

On October 29, 2026, the Company entered into a merger agreement with the Banc of San Jacinto County Bancshares, Inc. (“SJCB”), with the Company being the surviving entity. Immediately following the merger, SJCB’s wholly-owned banking subsidiary, The Bank of San Jacinto County, Coldspring, Texas, will merge with and into the Company’s wholly-owned banking subsidiary, Broadstreet Bank, SSB, with Broadstreet Bank, SSB continuing as the surviving bank. The Bank of San Jacinto County has approximately $41.9 million in total assets, $12.5 million in total loans, and $35.3 million in total deposits. The transaction is expected to close in the first quarter 2027, subject to customary closing conditions, including receipt of required regulatory approvals and approval of the merger agreement by SJCB’s shareholders.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding Texas Community Bancshares, Inc.’s (the “Company”) consolidated financial condition at September 30, 2026 and consolidated results of operations for the three and nine months ended September 30, 2026 and 2025. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements, and notes, contained in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to control costs and manage liquidity;
●	our ability to maintain our deposit base cost-effectively and access cost-effective funding;
●	general economic conditions, either nationally or in our market areas, which are worse than expected;
●	changes in yields on our assets resulting from changes in market interest rates;
●	fluctuation in the demand for construction loans in our market area;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	risks related to a high concentration of loans secured by 1-4 family real estate located in our market area;
●	risks related to higher levels of commercial real estate and development loans;
●	our ability to control costs when hiring employees in a competitive labor market and rural area;
●	our ability to control cost and expenses, particularly those associated with operating a publicly traded company;
●	fluctuations in real estate values and market conditions in both residential and commercial real estate;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;

●	Our ability to integrate the operations of businesses we acquire;
●	competition among depository and other financial institutions and brokers;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of our investment securities and other financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in tax laws;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or strategic plan implementation;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total Assets. Total assets were $446.4 million at September 30, 2026, an increase of $16.6 million, or 3.9%, from $429.8 million at December 31, 2025. The increase was due primarily to increases in interest-bearing deposits in banks of $10.1 million and net loans and leases of $5.1 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $2.9 million, or 44.6%, to $9.4 million at September 30, 2026, compared to $6.5 million at December 31, 2025. This included fed funds sold balances of $3.5 million at September 30, 2026 and $2.6 million at December 31, 2025.

Interest Bearing Deposits in Banks. Interest bearing deposits in banks increased $10.1 million, or 183.6%, to $15.6 million at September 30, 2026, compared to $5.5 million at December 31, 2025. This increase was primarily the result of an increase in deposits of $31.1 million, partially offset by a $16.3 million decrease in FHLB advances, and a $5.1 million increase in net loans and leases.

Securities Available for Sale. Securities available for sale decreased by $785,000, or 1.3%, to $59.1 million at September 30, 2026 from $59.9 million at December 31, 2025. During the nine months ended September 30, 2026, there were purchases of securities of $8.5 million offset by paydowns of $7.8 million.. Accumulated other comprehensive loss increased by $1.1 million, or 35.5%, to $4.2 million, net of tax, from $3.1 million, net of tax, due primarily to increases in market interest rates. Gross unrealized losses on the AFS portfolio consisting of 66 securities increased from $3.9 million, or 6.1% of the portfolio’s amortized cost of $63.8 million at December 31, 2025, to $5.3 million, or 8.2%, of the amortized cost of $64.4 million at September 30, 2026. These unrealized losses are primarily due to increases in market interest rates. At September 30, 2026, the AFS portfolio was comprised of 55.9% collateralized mortgage obligations, 16.6% corporate bonds, 13.7% State and municipal securities, and 13.8% residential mortgage backed securities.

Securities Held to Maturity. Securities held to maturity decreased by $2.3 million, or 12.6%, to $16.0 million at September 30, 2026 from $18.3 million at December 31, 2025. This decrease is due primarily to principal paydowns of $2.2 million. The HTM portfolio had 58 securities with gross unrealized losses of $2.0 million, or 12.5%, of the amortized cost of $16.0 million at September 30, 2026 compared to $1.5 million, or 8.2%, of the amortized cost of $18.3 million at December 31, 2025. These unrealized losses are due to increases in market interest rates. At September 30, 2026, the HTM portfolio was comprised of 88.0% residential mortgage-backed securities, 7.5% state and municipal securities and 4.5% U.S government and agency bonds.

Loans and Leases Receivable, Net. Net loans and leases receivable increased $5.1 million, or 1.7%, to $308.3 million at September 30, 2026 from $303.2 million at December 31, 2025. The increase in net loans and leases was primarily due to new loan originations of $63.1 million partially offset by payoffs, other principal reductions, and contractual repayments.

The loan and lease portfolio totaled $311.8 million and was comprised of $283.3 million, or 90.8%, real estate loans, $9.6 million, or 3.1%, commercial and industrial loans, $14.7 million, or 4.7%, municipal loans and $4.2 million, or 1.4%, consumer loans and other loans. Real estate loans include $148.2 million, or 47.5%, 1-4 family residential loans, $3.2 million, or 1.0%, multi-family loans, $65.9 million, or 21.2%, commercial real estate (CRE) loans, $24.9 million, or 8.0%, farmland loans, $13.5 million, or 4.3%, 1-4 family construction loans, and $27.6 million, or 8.8%, other construction, development, and other land loans. Total loans include interim construction loans of $20.3 million, or 57.5%, of the completed project balance of $35.4 million which includes $18.8 million in single-family residence loans, including $11.1 million in speculative construction loans to builders, $7.0 million in a quadplex construction project, $1.6 million in subdivision construction, $1.1 million in multi-family construction loans and $6.9 million in CRE and CRE development loans. The total construction loan portfolio consisted of 47 loans with completed project balances of $35.4 million at September 30, 2026 compared to 54 loans totaling $36.0 million at December 31, 2025.

At September 30, 2026, commercial real estate loans consisted of $29.4 million owner occupied and $36.5 million non-owner occupied real estate. At September 30, 2026, commercial real estate loans primarily included loans collateralized by gas stations with convenience stores ($18.0 million), self-storage facilities ($12.0 million), commercial rental properties ($14.4 million), churches ($3.9 million) and restaurants ($3.0 million). The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. Generally, we require the debt service coverage ratio to be at least 1.2x. The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of commercial real estate borrowers. We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial conditions of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property, debt service capabilities, global cash flows of the borrower and other guarantors, and the borrower’s payment history with us and other financial institutions.

Other Real Estate Owned. Other real estate owned decreased $590,000, or 6.5%, to $8.7 million at September 30, 2026 from $9.3 million at December 31, 2025 due to the sale of a Bank owned property in the first quarter, and a write-down of $422,000 of another property based on an updated appraisal in the third quarter of 2026. At September 30, 2026, there were three remaining properties consisting of a residential development property in Dallas, Texas, with a carrying value of $1.3 million, a commercial development property in North Richland Hills, Texas, with a carrying value of $1.7 million, and a multi-family property in our primary service area with a carrying value of $5.7 million. We are actively marketing all three other real estate owned properties for sale.

Deposits. Deposits increased $31.1 million, or 9.5%, to $359.0 million at September 30, 2026 from $327.9 million at December 31, 2025. Core deposits (defined as all deposits other than certificates of deposit) increased $26.2 million, or 13.5%, to $220.3 million at September 30, 2026 from $194.1 million at December 31, 2025. Certificates of deposit decreased $516,000, or 0.5%, to $112.5 million at September 30, 2026 from $113.1 million at December 31, 2025. At September 30, 2026, there were $18.0 million in brokered deposits and $8.2 million in listed deposits. The year-to-date average cost of interest-bearing deposits decreased 10 basis points, or 3.9%, to 2.37% for the nine months ended September 30, 2026 compared to 2.47% for the nine months ended September 30, 2025. At September 30, 2026, there were 203 accounts with balances in excess of the $250,000 FDIC insurance limit with an aggregate balance of $118.2 million, or 32.9% of deposits. The amount that was over the FDIC insurance limit was $67.5 million, or 18.8%, that was potentially uninsured, including certificates of deposit of $13.1 million, money market and savings accounts of $30.5 million and $23.9 million in checking accounts.

Advances from Federal Home Loan Bank. Advances from Federal Home Loan Bank decreased $16.3 million, or 35.7%, to $29.4 million at September 30, 2026 from $45.7 million at December 31, 2025, due to $29.3 million in maturities and repayments, including $16.0 million in advances repaid prior to maturity, offset by $13.0 million in new advances booked in 2026. There is one short-term advance of $6.0 million that will mature in 2026.

Total Shareholders’ Equity. Total shareholders’ equity increased $969,000, or 1.7%, to $54.7 million at September 30, 2026 from $53.8 million at December 31, 2025. This increase was primarily due to net income of $2.3 million for the nine months ended September 30, 2026, an increase of $323,000 from stock-based compensation expense, and an increase of $171,000 from the accrual of ESOP commitments. This was partially offset by a $1.1 million increase in accumulated other comprehensive loss, net of tax, treasury stock purchases of $257,000, and quarterly dividends paid totaling $488,000.

At September 30, 2026, Broadstreet Bank opted to use the community bank leverage ratio framework (Tier 1 capital to average assets) for regulatory capital purposes. A community bank leverage ratio of at least 8.0% is required to be considered “well capitalized” under regulatory requirements. At September 30, 2026, Broadstreet Bank was well capitalized and had a leverage ratio of 12.05%.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are only included in the computation of average balances. Average yields for loans include loan fees of $187,000 and $80,000 for the three months ended September 30, 2026 and 2025, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Three Months Ended September 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$316,031	$5,026	6.36%	$296,289	$4,334	5.85%
Allowance for credit losses	(3,593)			(3,239)
Securities	74,970	725	3.87%	103,322	1,100	4.26%
Restricted investments	2,723	31	4.55%	2,709	35	5.17%
Interest bearing deposits in banks	15,301	141	3.69%	4,078	46	4.51%
Federal funds sold	4,346	41	3.77%	4,403	49	4.45%
Total interest earning assets	409,778	5,964	5.82%	407,562	5,564	5.46%
Noninterest earning assets	38,460			31,445
Total assets	$448,238			$439,007

Interest-bearing liabilities:
Interest bearing demand deposits	$63,265	99	0.63%	$60,698	79	0.52%
Regular savings and other deposits	40,901	29	0.28%	42,994	41	0.38%
Money market deposits	63,024	437	2.77%	43,782	292	2.67%
Certificates of deposit	139,049	1,306	3.76%	138,896	1,369	3.94%
Total interest bearing deposits	306,239	1,871	2.44%	286,370	1,781	2.49%
Advances from FHLB	33,832	366	4.33%	48,908	504	4.12%
Other liabilities	149	1	2.68%	160	2	5.00%
Total interest bearing liabilities	340,220	2,238	2.63%	335,438	2,287	2.73%
Noninterest bearing demand deposits	52,826			52,602
Other noninterest bearing liabilities	5,039			4,904
Total liabilities	398,085			392,944
Total shareholders’ equity	50,153			46,063
Total liabilities and shareholders' equity	$448,238			$439,007
Net interest income		$3,726			$3,277
Net interest rate spread (1)			3.19%			2.73%
Net interest earning assets (2)	$69,558			$72,124
Net interest margin (3)			3.64%			3.22%
Average interest earning assets to interest bearing liabilities			120.45%			121.50%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Three Months Ended September 30, 2026 and September 30, 2025

Net Income. Net income was $531,000 for the three months ended September 30, 2026, compared to net income of $680,000 for the three months ended September 30, 2025, a decrease of $149,000, or 21.9%. The decrease was primarily due to a $854,000, or 75.8% decrease in noninterest income to $273,000 for the three months ended September 30, 2026, from $1.1 million for the three months ended September 30, 2025, and a $244,000, or 7.7% increase in noninterest expense to $3.4 million for the three months ended September 30, 2026 from $3.2 million for the three months ended September 30, 2025. This was partially offset by a $449,000, or 13.7% increase in net interest income to $3.7 million for the three months ended September 30, 2026 from $3.3 million for the three months ended September 30, 2025, a $451,000, or 92.6% decrease in the provision for credit losses to $36,000 for the three months ended September 30, 2026 from $487,000 for the three months ended September 30, 2025, and a $49,000, or 57.0% decrease in income tax expense to $37,000 for the three months ended September 30, 2026 from $86,000 for the same period in the prior year.

Interest Income. Interest income increased $400,000 or 7.2%, to $6.0 million for the three months ended September 30, 2026 from $5.6 million for the three months ended September 30, 2025. This was primarily the result of increased interest income on loans due to an increase in average loan balances and increased yields, and an increase in interest on deposits in banks due to an increase in average interest bearing deposit balances. This was partially offset by decreases in interest income on securities due to a decrease in the average balances and decreased yields. Average interest earning assets increased by $2.2 million, or 0.5%, from $407.6 million for the three months ended September 30, 2025 to $409.8 million for the three months ended September 30, 2026 primarily from an increase in average loans of $19.7 million and an increase in average interest bearing deposits in banks of $11.2 million. This was partially offset by a decrease in average securities balances of $28.3 million. The yield on average interest earning assets increased 36 basis points, or 6.6%, from 5.46% for the three months ended September 30, 2025 to 5.82% for the three months ended September 30, 2026.

Interest income on loans increased $692,000, or 16.0%, to $5.0 million for the three months ended September 30, 2026 from $4.3 million for the three months ended September 30, 2025. This increase resulted primarily from an increase in average loan balances of $19.7 million, or 6.6%, from $296.3 million for the three months ended September 30, 2025 to $316.0 million for the three months ended September 30, 2026, with an increase in loan yield of 51 basis points, or 8.7%, to 6.36% for the three months ended September 30, 2026 from 5.85% for the three months ended September 30, 2025. The increase in loan volume and yield was due to continued efforts to increase the commercial loan portfolio.

Interest income on securities decreased $375,000, or 34.1%, to $725,000 for the three months ended September 30, 2026 from $1.1 million for the three months ended September 30, 2025. This decrease was due primarily to a decrease of $28.3 million, or 27.4%, in average balances from $103.3 million for the three months ended September 30, 2025 to $75.0 million for the three months ended September 30, 2026 following the sale of securities in the 4th quarter of 2025. The yield on securities decreased 39 basis points, or 9.2%, to 3.87% for the three months ended September 30, 2026 from 4.26% for the same period in 2025, due to shorter average lives and faster principal paydown of the higher yielding securities.

Interest income on restricted investments, which includes stock dividends from the Federal Home Loan Bank (FHLB) and our primary correspondent bank, decreased $4,000, or 11.4%, from $35,000 for the three months ended September 30, 2025 to $31,000 for the three months ended September 30, 2026. This decrease resulted primarily from a decrease of 62 basis points, or 12.0%, in the average yield from 5.17% for the three months ended September 30, 2025 to 4.55% for the three months ended September 30, 2026 due primarily to a reduction in the dividend rate paid by FHLB.

Interest income on interest bearing deposits in banks increased $95,000, or 206.5%, from $46,000 for the three months ended September 30, 2025 to $141,000 for the three months ended September 30, 2026. This increase is due primarily to an increase in average interest-bearing deposits of $11.2 million, or 273.2%, from $4.1 million for the three months ended September 30, 2025 to $15.3 million for the three months ended September 30, 2026. This was partially offset by a decrease in average yield of 82 basis points, or 18.2%, from 4.51% for the three months ended September 30,

2025 to 3.69% for the three months ended September 30, 2026. Interest income on Federal funds sold decreased $8,000, or 16.3%, from $49,000 for the three months ended September 30, 2025 to $41,000 for the three months ended September 30, 2026. This decrease is due to a decrease in average Federal funds sold balances of $57,000, or 1.3%, from $4.4 million for the three months ended September 30, 2025 to $4.3 million for the three months ended September 30, 2026 and a decrease in average yield of 68 basis points, or 15.2%, from 4.45% for the three months ended September 30, 2025 to 3.77% for the three months ended September 30, 2026. These changes in volume are due primarily to fluctuations in overall bank liquidity, while decreases in yield were due to decreases in fed funds rates.

Interest Expense. Total interest expense decreased $49,000, or 2.1%, to $2.2 million for the three months ended September 30, 2026 from $2.3 million for the three months ended September 30, 2025 primarily due to a decrease in the average cost of interest-bearing liabilities of 10 basis points, or 3.5%, from 2.73% for the three months ended September 30, 2025 to 2.63% for the three months ended September 30, 2026, primarily due to the reduction in rates on interest bearing deposits. This was partially offset by an increase in average interest-bearing liabilities of $4.8 million, or 1.4%, to $340.2 million for the three months ended September 30, 2026 from $335.4 million for the three months ended September 30, 2025.

Interest expense on deposit accounts increased $90,000, or 5.1%, from $1.8 million for the three months ended September 30, 2025 to $1.9 million for the three months ended September 30, 2026. This was due to an increase in average interest-bearing deposits of $19.8 million, or 6.9%, from $286.4 million for the three months ended September 30, 2025, to $306.2 million for the three months ended September 30, 2026. The average deposit cost decreased 5 basis points, or 2.0%, from 2.49% for the three months ended September 30, 2025 to 2.44% for the three months ended September 30, 2026.

Interest expense on Federal Home Loan Bank advances decreased $138,000, or 27.4%, to $366,000 for the three months ended September 30, 2026 from $504,000 for the three months ended September 30, 2025. This decrease was due primarily to a decrease in the average balance of FHLB advances of $15.1 million, or 30.9%, to $33.8 million for the three months ended September 30, 2026 from $48.9 million for the three months ended September 30, 2025. This was partially offset by an increase in average cost of 21 basis points, or 5.0%, primarily due to newer advances with higher rates and maturities and paydowns of advances with lower rates than the weighted average cost of all FHLB borrowings.

Net Interest Income. Net interest income increased $449,000, or 13.7%, to $3.7 million for the three months ended September 30, 2026 from $3.3 million for the three months ended September 30, 2025 due primarily to an increase in net interest margin of 42 basis points, or 13.1%, to 3.64% for the three months ended September 30, 2026 from 3.22% for the three months ended September 30, 2025. The increase in net interest margin is due primarily to higher loan volume and yield, a decrease in the rates paid on interest bearing deposit balances, and a decrease in average FHLB advances. The increase in net interest margin was partially offset by a decrease in net interest earning assets of $2.5 million, or 3.5%, to $69.6 million for the three months ended September 30, 2026 from $72.1 million for the three months ended September 30, 2025.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses decreased $451,000 to $36,000 for the three months ended September 30, 2026 from $487,000 for the three months ended September 30, 2025. The prior year loan loss provision was elevated due to a charge off made in the third quarter of 2025 at the time of foreclosure of a multifamily property in our primary service area. The allowance for credit losses was 1.13% of total loans at September 30, 2026.

Noninterest Income. Noninterest income decreased $854,000, or 75.8%, to $273,000 for the three months ended September 30, 2026 from $1.1 million for the three months ended September 30, 2025. This was due primarily to a fair market value write-up of $503,000 on a commercial development property recorded in the third quarter of 2025 based on the appraised value upon transfer to other real estate owned, and a subsequent write-down of $422,000 recorded on the same property in the third quarter of 2026 based on an updated appraisal. This was partially offset by a $102,000 increase in rental income primarily from a multifamily property foreclosed on in the third quarter of 2025. This property is currently held in other real estate owned. The property is currently being marketed for sale.

Noninterest Expense. Noninterest expense increased $244,000, or 7.7%, to $3.4 million for the three months ended September 30, 2026 from $3.2 million for the same period in 2025. This was due to an increase in salaries and employee benefits of $86,000, or 5.5% to $1.7 million for the three months ended September 30, 2026 from $1.6 million for the three months ended September 30, 2025 as a result of annual salary increases and related payroll taxes. Contract services increased $100,000, or 108.7%, to $192,000 for the three months ended September 30, 2026 from $92,000 for the three months ended September 30, 2025, primarily due to consulting services related to a pending bank acquisition and executive compensation review. Other expenses increased $25,000, or 3.3%, from $754,000 for the three months ended September 30, 2025, to $779,000 for the three months ended September 30, 2026, due primarily to an increase in legal fees related to a pending bank acquisition, which was partially offset by lower expense on other real estate owned expense. This was due primarily to expenses of $164,000 related to foreclosed properties held in other real estate owned in the third quarter 2025.Occupancy and equipment expenses increased $30,000, or 9.9%, from $304,000 for the three months ended September 30, 2025 to $334,000 for the three months ended September 30, 2026 due primarily to higher depreciation expense and expenses related to the lease of new administrative offices.

Income Tax Expense. Income tax expense decreased $49,000, or 57.0%, to $37,000 for the three months ended September 30, 2026, from $86,000 for the three months ended September 30, 2025. Net income before taxes decreased $198,000, or 25.8%, from $766,000 for the three months ended September 30, 2025, to $568,000 for the three months ended September 30, 2026 and the effective tax rate was 6.51% and 11.23% for the three months ended September 30, 2026 and 2025, respectively. The decrease in effective tax rate was primarily due to adjustments to the tax provision following finalization of the prior year federal income tax return, expected current year utilization of prior year net operating losses, and growth of non-taxable income at a faster rate than taxable income.

Average Balance Sheets

The following table sets forth average balances, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans are only included in the computation of average balances. Average yields for loans include loan fees of $625,000 and $321,000 for the nine months ended September 30, 2026 and 2025, respectively. We have not recorded deferred loan fees, as we have determined them to be immaterial.

	For the Nine Months Ended September 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$309,841	$14,604	6.28%	$298,648	$13,005	5.81%
Allowance for credit losses	(3,499)			(3,254)
Securities	76,630	2,243	3.90%	98,334	3,120	4.23%
Restricted stock	2,769	96	4.62%	2,999	129	5.74%
Interest-bearing deposits in banks	9,885	271	3.66%	7,841	262	4.46%
Federal funds sold	5,256	144	3.65%	5,023	166	4.41%
Financial derivative	—	—		25	(10)
Total interest-earning assets	400,882	17,358	5.77%	409,616	16,672	5.43%
Noninterest-earning assets	38,134			29,834
Total assets	$439,016			$439,450

Interest-bearing liabilities:
Interest-bearing demand deposits	$61,288	263	0.57%	$65,794	290	0.59%
Regular savings and other deposits	41,332	87	0.28%	43,205	124	0.38%
Money market deposits	52,825	1,011	2.55%	45,589	923	2.70%
Certificates of deposit	136,440	3,835	3.75%	135,639	4,040	3.97%
Total interest-bearing deposits	291,885	5,196	2.37%	290,227	5,377	2.47%
Advances from the Federal Home Loan Bank	41,170	1,320	4.27%	49,308	1,508	4.08%
Other liabilities	152	5	4.39%	238	8	4.48%
Total interest-bearing liabilities	333,207	6,521	2.61%	339,773	6,893	2.70%
Noninterest-bearing demand deposits	51,893			50,455
Other noninterest-bearing liabilities	4,465			4,153
Total liabilities	389,565			394,381
Total shareholders' equity	49,451			45,069
Total liabilities and shareholders' equity	$439,016			$439,450
Net interest income		$10,837			$9,779
Net interest rate spread (1)			3.16%			2.72%
Net interest-earning assets (2)	$67,675			$69,843
Net interest margin (3)			3.60%			3.18%
Average interest-earning assets to interest-bearing liabilities			120.31%			120.56%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average rate of interest bearing liabilities.
(2)	Net interest earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income divided by average total interest earning assets.

Comparison of the Operating Results for the Nine months ended September 30, 2026 and September 30, 2025

Net Income. Net income was $2.3 million for the nine months ended September 30, 2026, compared to $2.0 million for the nine months ended September 30, 2025, an increase of $336,000, or 16.8%. This increase was due primarily to an increase of $1.0 million, or 10.2%, in net interest income to $10.8 million for the nine months ended September 30, 2026, from $9.8 million for the nine months ended September 30, 2025. The provision for credit losses decreased $412,000, or 73.8% to $146,000 for the nine months ended September 30, 2026 from $558,000 for the nine months ended September 30, 2025. These favorable variances were partially offset by a decrease in noninterest income of $466,000, or 21.5%, to $1.7 million for the nine months ended September 30, 2026 from $2.2 million for the nine months ended September 30, 2025, and an increase in noninterest expense of $671,000, or 7.4% to $9.7 million for the nine months ending September 30, 2026 from $9.1 million for the nine months ended September 30, 2025.

Interest Income. Interest income increased $686,000, or 4.1%, to $17.4 million for the nine months ended September 30, 2026, from $16.7 million for the nine months ended September 30, 2025. This was primarily the result of increased interest income on loans due to an increase in average loan balances and increased yields. This was partially offset by a decreases in interest income on securities due to a decrease in the average balances and decreased yields. Average interest earning assets decreased $8.7 million, or 2.1%, from $409.6 million for the nine months ended September 30, 2025, to $400.9 million for the nine months ended September 30, 2026 primarily due to a decrease in average securities of $21.7 million, and partially offset by an increase in average loans of $11.2 million. The yield on average interest earning assets increased 34 basis points, or 6.3%, from 5.43% for the nine months ended September 30, 2025 to 5.77% for the nine months ended September 30, 2026.

Interest income on loans increased $1.6 million, or 12.3%, to $14.6 million for the nine months ended September 30, 2026 from $13.0 million for the nine months ended September 30, 2025. This increase resulted primarily from an increase in average loans of $11.2 million, or 3.8%, from $298.6 million for the nine months ended September 30, 2025 to $309.8 million for the nine months ended September 30, 2026 and an increase in average loan yield of 47 basis points, or 8.1%, to 6.28% for the nine months ended September 30, 2026 from 5.81% for the nine months ended September 30, 2025. Additionally, in the second quarter of 2025, a reversal of $217,000 in loan interest income was recorded due to two loan relationships totaling $9 million that were placed on nonaccrual status. The increase in loan volume and yield was due to continued efforts to increase the commercial loan portfolio.

Interest income on securities decreased $877,000, or 28.1%, from $3.1 million for the nine months ended September 30, 2025 to $2.2 million for the nine months ended September 30, 2026. This decrease resulted from a decrease in the average balance of securities of $21.7 million, or 22.1%, from $98.3 million for the nine months ended September 30, 2025 to $76.6 million for the nine months ended September 30, 2026, and a decrease of 33 basis points, or 7.7%, in average yield from 4.23% for the nine months ended September 30, 2025 to 3.90% for the nine months ended September 30, 2026. The yield decrease is due to principal paydowns of higher yielding securities with shorter average lives.

Interest income on restricted investments, which includes primarily Federal Home Loan Bank (FHLB) and TIB Bank stock dividends, decreased $33,000, or 25.6%, from $129,000 for the nine months ended September 30, 2025 to $96,000 for the nine months ended September 30, 2026. This decrease resulted from a decrease in the average yield of these investments of 112 basis points, or 19.5%, from 5.74% for the nine months ended September 30, 2025 to 4.62% for the nine months ended September 30, 2026 due primarily to a reduction in the dividend rate paid by FHLB.

Interest income on interest bearing deposits in banks increased $9,000, or 3.4%, from $262,000 for the nine months ended September 30, 2025 to $271,000 for the nine months ended September 30, 2026. This increase resulted primarily from an increase in average interest-bearing deposits of $2.1 million, or 26.9%, from $7.8 million for the nine months ended September 30, 2025 to $9.9 million for the nine months ended September 30, 2026, and was partially offset by a decrease in average yield of 80 basis points, or 18.0%, from 4.46% for the nine months ended September 30, 2025 to 3.66% for the nine months ended September 30, 2026. Interest income on Federal funds sold decreased $22,000, or 13.3%, from $166,000 for the nine months ended September 30, 2025 to $144,000 for the nine months ended September 30, 2026. This decrease is due to a decrease in the average yield of 76 basis points, or 17.2%, from 4.41% for the nine months ended September 30, 2025 to 3.65% for the nine months ended September 30, 2026. This was partially offset by an increase in average Federal funds sold balances of $233,000, or 4.6%, from $5.0 million for the nine months ended September 30, 2025 to $5.3 million for the nine months ended September 30, 2026. The decrease in yields on deposits in banks and fed funds is reflective of the decrease in fed funds rates.

Interest Expense. Total interest expense decreased $372,000, or 5.4%, to $6.5 million for the nine months ended September 30, 2026 from $6.9 million for the nine months ended September 30, 2025 primarily due to a decrease in average interest-bearing liabilities of $6.6 million, or 1.9%, to $333.2 million for the nine months ended September 30, 2026 from $339.8 million for the nine months ended September 30, 2025 and a decrease in the average cost of interest-bearing liabilities of nine basis points, or 3.3%, from 2.70% for the nine months ended September 30, 2025 to 2.61% for the nine months ended September 30, 2026, primarily due to decreased average balances of FHLB advances and interest bearing deposits.

Interest expense on interest-bearing deposit accounts decreased $181,000, or 3.4%, to $5.2 million for the nine months ended September 30, 2026 from $5.4 million for the nine months ended September 20, 2025, due to a decrease in the average interest-bearing deposit cost of 10 basis points, or 3.9%, from 2.47% for the nine months ended September 30, 2025 to 2.37% for the nine months ended September 30, 2026. This was partially offset by an increase in average interest-bearing deposits of $1.7 million, or 0.6%, from $290.2 million for the nine months ended September 30, 2025 to $291.9 million for the nine months ended September 30, 2026.

Interest expense on Federal Home Loan Bank advances decreased $188,000, or 12.5%, to $1.3 million for the nine months ended September 30, 2026 from $1.5 million for the nine months ended September 30, 2025. This decrease was due primarily to the decrease in the average balance of Federal Home Loan Bank advances of $8.1 million, or 16.4%, to $41.2 million for the nine months ended September 30, 2026 from $49.3 million for the nine months ended September 30, 2025. This was partially offset by an increase in the average cost on advances of 19 basis points, or 4.7%, from 4.08% for the nine months ended September 30, 2025 to 4.27% for the nine months ended September 30, 2026 due to the maturity of advances with rates lower than the weighted average cost of all FHLB borrowings.

Net Interest Income. Net interest income increased $1.0 million, or 10.2%, to $10.8 million for the nine months ended September 30, 2026 from $9.8 million for the nine months ended September 30, 2025 due primarily to an increase in net interest margin of 42 basis points, or 13.2%, to 3.60% for the nine months ended September 30, 2026 from 3.18% for the nine months ended September 30, 2025 and partially offset by a decrease in average net interest-earning assets of $2.1 million, or 3.0%, to $67.7 million at September 30, 2026 from $69.8 million at September 30, 2025. The increase in net interest margin was primarily due to changes in balance sheet composition, with a reallocation of funds from lower yielding securities to higher yielding loans, and a more disciplined approach to loan and deposit pricing. The average yield on interest-earning assets increased by 34 basis points, or 6.3%, and the average cost on interest bearing liabilities decreased by nine basis points, or 3.3%.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the allowance for credit losses, the provision for credit losses decreased $412,000, or 73.8%, to $146,000 for the nine months ended September 30, 2026 from $558,000 for the nine months ended September 30, 2025, primarily due to a large charge off recorded in the third quarter of 2025 following the foreclosure of a multifamily property in our primary market area. This was partially offset by an increase in average loans and leases of $11.2 million, or 3.8%, from $298.6 million for the nine months ended September 30, 2025 to $309.8 million for the nine months ended September 30, 2026. The allowance for credit losses was 1.13% of total loans at September 30, 2026.

Noninterest Income. Noninterest income decreased $466,000, or 21.5%, to $1.7 million for the nine months ended September 30, 2026 from $2.2 million for the nine months ended September 30, 2025. This was due primarily to a fair market value write-up of $503,000 on a commercial development property recorded in the third quarter of 2025 based on the appraised value upon transfer to other real estate owned, and a subsequent write-down of $422,000 recorded on the same property in the third quarter of 2026 based on an updated appraisal. This was partially offset by a $433,000 increase in rental income primarily from a multifamily property foreclosed on in the third quarter of 2025. This property is currently held in other real estate owned. The property is currently being marketed for sale.

Noninterest Expense. Noninterest expense increased $671,000, or 7.4%, to $9.7 million for the nine months ended September 30, 2026 from $9.1 million for the nine months ended September 30, 2025 primarily due to increases in salaries and employee benefits, occupancy and equipment expenses, data processing, and other expenses.

Salaries and employee benefits increased $147,000, or 3.1%, to $4.9 million for the nine months ended September 30, 2026 from $4.8 million for the nine months ended September 30, 2025 due primarily to annual salary increases and related payroll taxes, and partially offset by a decrease in stock compensation due to the forfeiture of stock options and awards. Occupancy and equipment expense increased $112,000, or 13.7%, from $817,000 for the nine months ended September 30, 2025 to $929,000 for the nine months ended September 30, 2026 due primarily to higher property taxes due to higher property valuation, higher depreciation expense, and expenses related to the lease of new administrative offices. Data processing expense increased $115,000, or 15.4%, from $748,000 for the nine months ended September 30, 2025 to $863,000 for the nine months ended September 30, 2026 due to an increase in fees paid to our bank core processor, which included costs associated with upgrades to operations software. Other expenses increased $139,000, or 7.0%, from $2.0 million for the nine months ended September 30, 2025 to $2.1 million for the nine months ended September 30, 2026 which was due to a $155,000 increase in expenses related primarily to the foreclosed multifamily property, including utilities, maintenance, insurance, legal fees and real estate taxes, as well as $74,000 in legal expenses related to a pending bank acquisition. Other expenses were partially offset by decreased training, marketing and FDIC assessment expenses. Contract services increased $119,000, or 45.6%, to $380,000 for the nine months ended September 30, 2026 from $261,000 for the nine months ended September 30, 2025, primarily due to consulting services on pending bank acquisition and executive compensation review. Director fees decreased $52,000, or 26.3%, to $146,000 for the nine months ended September 30, 2026 from $198,000 for the nine months ended September 30, 2025 due to a reduction in Board committee members.

Income Tax Expense. Income tax expense decreased $3,000, or 0.9%, to $333,000 for the nine months ended September 30, 2026 from $336,000 for the nine months ended September 30, 2025. Income before taxes increased $333,000 from $2.3 million for the nine months ended September 30, 2025 to $2.7 million for the nine months ended September 30, 2026, but this was offset by a decrease in the effective tax rate to 12.47% for the nine months ended September 30, 2026 from 14.38% for the nine months ended September 30, 2025. The decrease in the effective tax rate was primarily due to adjustments to the tax provision following finalization of the prior year federal income tax return, expected current year utilization of prior year net operating losses, and growth of non-taxable income at a faster rate than taxable income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. The Federal Reserve Bank of Boston provides the Bank with a federal funds line of credit and we are able to borrow from the Federal Home Loan Bank of Dallas. At September 30, 2026, we had outstanding advances of $29.4 million from the Federal Home Loan Bank of Dallas. At September 30, 2026, we had unused borrowing capacity of $125.7 million with the Federal Home Loan Bank of Dallas. In addition, at September 30, 2026, we had two unused unsecured lines of credit totaling $10.0 million with correspondent banks.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flow for the nine months ended September 30, 2026 and 2025 included as part of the consolidated financial statements included in this report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Texas Community Bancshares, Inc. is a separate legal entity from Broadstreet Bank, and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Broadstreet Bank. The amount of dividends that Broadstreet Bank may declare and pay to Texas Community Bancshares, Inc. is governed by applicable banking laws and regulations. Broadstreet Bank paid $1.0 million in dividends to Texas Community Bancshares, Inc. in the first quarter of 2026. At September 30, 2026, Texas Community Bancshares, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $3.4 million.

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

We monitor our large depositors and have discussions with them on how to maximize FDIC coverage to the fullest legal extent, which is limited to coverage of $250,000 per insured depositor. At September 30, 2026, there were 203 accounts with balances in excess of the $250,000 FDIC insurance limit totaling $118.2 million, or 32.9% of deposits. The amount that was over $250,000 was $67.5 million, or 18.8%, that was potentially uninsured, including certificates of deposit of $13.1 million and $54.4 million in checking, MMDA and savings accounts.

At September 30, 2026, the weighted average life (WAL) of our securities portfolio is 4.3 years. The gross unrealized losses on the AFS securities was $5.3 million, or 8.2% of the $64.4 million AFS portfolio and 9.0% of capital. Unrealized losses on the HTM securities were $2.0 million, or 12.5% of the $16.0 million HTM portfolio and 3.4% of capital. The total gross unrealized losses are $7.3 million, or 9.1% of the $80.4 million securities portfolio and 12.4% of capital, which includes $35.5 million, or 44.2%, that are agency issued and guaranteed by the U.S.

government. These losses are the result of market interest rate increases and we continue to monitor the portfolio for credit and other risks. The net unrealized loss on AFS securities, and the corresponding other comprehensive loss, was $4.2 million, or 7.1% of capital. Over the next 24 months from September 30, 2026, we expect to receive $33.5 million in cash flow from the securities portfolio with $9.5 million in 2026, $18.4 million in 2027 and $5.6 million in 2028. We should receive $23.2 million of that over the next 12 months. See the Securities section of the management discussion and analysis for more information.

At September 30, 2026, our allowance for credit losses to loans and leases held for investment was 1.13%. At September 30, 2026, we had $8.7 million remaining in other real estate owned, which includes a residential development property in Dallas, Texas, with a carrying value of $1.3 million, a commercial development property in North Richland Hills, Texas, with a carrying value of $1.7 million, and a multi-family property in our primary service area with a carrying value of $5.7 million. We are actively marketing all three properties. We monitor credit quality in the loan portfolio on an ongoing basis and maintain strong underwriting standards and asset management procedures. Our overall asset quality remains strong. The Company continues to monitor rates and loan demand weekly and aligns pricing accordingly. Housing supply and demand are monitored for indicators of a significant change in the local housing markets. We are increasing our lending in CRE, other commercial lending and loans to municipalities to more strategically balance our loan portfolio. At September 30, 2026, there was a $5.0 million past due commercial real estate loan, for which the underlying property is under contract for sale.

The following are the various liquidity sources we had available at September 30, 2026 that we could use as needed:

●	FHLB borrowing capacity of $125.7 million
●	$10 million in unused credit lines with 2 correspondent banks
●	Federal Reserve discount window
●	Qwickrate CD Program – listed deposits
●	Brokered deposits
●	The ability to sell securities
●	The ability to sell a group of loans in the secondary market on an as needed basis
●	The ability to sell a portion of BOLI assets

At September 30, 2026, Broadstreet Bank exceeded all of its regulatory capital requirements, and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change our category.

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

At September 30, 2026
Change in Interest Rates	Net Interest Income Year	Year 1 Change from
(basis points) (1)	1 Forecast	Level
(Dollars in thousands)
400	$17,618	13.55%
300	17,180	10.73%
200	16,686	7.54%
100	16,126	3.93%
Level	15,516	—
(100)	14,805	(4.58)%
(200)	14,467	(6.76)%
(300)	14,217	(8.37)%
(400)	14,287	(7.92)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 7.54% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 6.76% decrease in net interest income.

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

At September 30, 2026
				EVE as a Percentage of
				Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated	(Decrease) in EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$64,642	$(2,896)	(4.29)%	16.05%	72
300	65,956	(1,582)	(2.34)%	16.03%	70
200	67,007	(531)	(0.79)%	15.93%	60
100	67,613	75	0.11%	15.71%	38
Level	67,538	—	—%	15.33%	—
(100)	66,645	(892)	(1.32)%	14.77%	(56)
(200)	64,467	(3,071)	(4.55)%	13.95%	(138)
(300)	59,912	(7,626)	(11.29)%	12.66%	(267)
(400)	52,599	(14,938)	(22.12)%	10.87%	(446)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 0.79% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 4.55% decrease in EVE.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Management of Market Risk” in Item 2 above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

During the quarter ended September 30, 2026, there were no changes in the Company’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been named as a defendant in a legal action arising from the conduct of its normal business and employment activities. Management believes that the legal action against the Company is without merit and intends to defend against it. Any liability that could arise with respect to this action is not reasonably estimable as of September 30, 2026, and, in the opinion of the Company, any such liability will not have a material adverse effect on the Company’s consolidated financial statements.

Item 1A.  Risk Factors

Not applicable, as the Company is a “smaller reporting company.”

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On May 16, 2023, the Company announced a program to repurchase up to 164,842 shares of the Company’s outstanding common stock, or approximately 5% of the shares then outstanding. On November 9, 2023, after completing the purchase of 164,842 shares, the Company announced a second repurchase program of 161,316 shares, or approximately 5% of the shares then outstanding, which was completed on April 14, 2025. On February 27, 2025, the Company announced a third repurchase program of 153,083 shares of the Company’s outstanding common stock, or approximately 5% of the shares then outstanding. On December 16, 2025, after completing the purchase of 153,083 shares, the Company announced a fourth repurchase program of 144,364 shares, or approximately 5% of the shares then outstanding. The program has no stated expiration date. As of September 30, 2026, the Company had repurchased 492,741 shares under the plans.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plans
July 1, 2026 - July 31, 2026	-	-	-	130,864
August 1, 2026 - August 31, 2026	-	-	-	130,864
September 1, 2026 - September 30, 2026	-	-	-	130,864
Total	-	$-	-

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

TEXAS COMMUNITY BANCSHARES, INC.

Date: November 10, 2026	/s/ Jason Sobel
Jason Sobel
President and Chief Executive Officer

Date: November 10, 2026	/s/ Jason McCrary
Jason McCrary, CPA
Chief Financial Officer